Form 10-Q/A
period 1993-10-28
ALBERTSONS INC /DE/
filed 1994-01-21
CIK 3333

                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     _______________________________


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934


For 39 Weeks Ended:  October 28, 1993    Commission File Number:  1-6187



                            ALBERTSON'S, INC.
          ______________________________________________________
         (Exact name of Registrant as specified in its charter)


            Delaware                               82-0184434
_______________________________      ___________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho            83726
_______________________________________________         __________
              (Address)                                 (Zip Code)


Registrant's telephone number, including area code:  (208) 385-6200
                                                     ______________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    _____      _____

     Number of Registrant's $1.00 par value
     common shares outstanding at December 2, 1993:          253,325,136

                           PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)

                                      13 WEEKS ENDED            39 WEEKS ENDED
                                 ________________________  ________________________
                                  October 28,  October 29,   October 28,  October 29,
                                       1993        1992          1993         1992
                                 ____________ ___________  ____________ ___________


Sales                             $2,733,773  $2,585,137    $8,221,648  $7,486,188
Cost of sales                      2,065,716   1,962,668     6,219,527   5,707,868
                                  __________  __________    __________  __________
Gross profit                         668,057     622,469     2,002,121   1,778,320

Operating and administrative
  expenses                           528,368     499,574     1,594,765   1,475,520
                                  __________  __________    __________  __________
Operating profit                     139,689     122,895       407,356     302,800

Other (expenses) income:
  Interest, net                       (4,579)    (11,314)      (34,037)    (31,563)
  Other, net                            (220)      2,174         2,353       4,022
  Nonrecurring charge                (29,900)                  (29,900)
                                  __________  __________    __________  __________
Earnings before income taxes
  and cumulative effects of
  accounting changes                 104,990     113,755       345,772     275,259
Income taxes                          42,278      42,260       133,053     104,891
                                  __________  __________    __________  __________
Earnings before cumulative
  effects of accounting changes       62,712      71,495       212,719     170,368
Cumulative effects of
  accounting changes:
    Postretirement health care
      benefits                                                              (4,093)
    Accounting for income taxes                                             (2,765)
                                  __________  __________    __________  __________
NET EARNINGS                      $   62,712  $   71,495    $  212,719  $  163,510


Earnings per share before
  cumulative effects of
  accounting changes                   $ .25       $ .27         $ .84       $ .64
Cumulative effects of accounting
  changes:
    Postretirement health care
      benefits                                                                (.01)
    Accounting for income taxes                                               (.01)
                                  __________  __________    __________  __________
EARNINGS PER SHARE                     $ .25       $ .27         $ .84       $ .62


DIVIDENDS DECLARED PER SHARE           $ .09       $ .08         $ .27       $ .24

Average number of shares
  outstanding                        253,218     264,466       254,542     264,359






See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                October 28, 1993     January 28,
                                                   (unaudited)          1993
                                                ________________    ____________
                   ASSETS
                   ______



CURRENT ASSETS:
  Cash and cash equivalents                          $   43,279       $   39,541
  Accounts and notes receivable                         125,162           90,945
  Inventories                                           832,361          830,086
  Prepaid expenses                                       18,663           12,943
  Deferred income tax benefits                           52,329           39,948
                                                     __________       __________
           TOTAL CURRENT ASSETS                       1,071,794        1,013,463

OTHER ASSETS                                             88,738           87,091

LAND, BUILDINGS AND EQUIPMENT                         2,995,442        2,727,270
  Less accumulated depreciation and amortization        990,549          882,251
                                                     __________       __________
                                                      2,004,893        1,845,019

                                                     __________       __________
                                                     $3,165,425       $2,945,573

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  559,222       $  518,614
  Notes payable                                                            5,000
  Salaries and related liabilities                       98,550           95,820
  Taxes other than income taxes                          57,201           41,522
  Income taxes                                              354           29,592
  Self-insurance                                         51,118           51,870
  Unearned income                                        13,911           15,567
  Other current liabilities                              38,019           26,033
  Current maturities of long-term debt                   75,788           25,757
  Current portion of capitalized lease obligations        6,225            6,044
                                                     __________        _________
           TOTAL CURRENT LIABILITIES                    900,388          815,819

LONG-TERM DEBT                                          627,891          404,476

CAPITALIZED LEASE OBLIGATIONS                           106,795          103,764

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:
  Deferred income taxes                                  30,812           20,763
  Unearned income                                        10,870           15,794
  Other                                                 204,796          196,529
                                                     __________        _________
                                                        246,478          233,086
STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 253,301,736
    shares and 132,329,428 shares, respectively         253,302          132,330
  Capital in excess of par value                            872            4,909
  Retained earnings                                   1,029,699        1,251,189
                                                     __________       __________
                                                      1,283,873        1,388,428

                                                     __________       __________
                                                     $3,165,425       $2,945,573


See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           39 WEEKS ENDED
                                                   ______________________________
                                                    October 28,      October 29,
                                                        1993             1992
                                                   _____________    _____________

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 212,719        $ 163,510
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   143,695          125,754
       Net deferred income taxes                        (2,332)             635
       Cumulative effects of accounting changes                           6,858
       Changes in operating assets and liabilities,
         net of acquisition                               (829)          38,402
                                                     __________       __________
       Net cash provided by operating activities       353,253          335,159

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired                       (428,860)
   Net capital expenditures excluding
     non-cash activities                              (295,247)        (250,484)
   Increase in other assets                             (1,647)          (8,744)
                                                     __________       __________
       Net cash used in investing activities          (296,894)        (688,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit activity, net                         (5,000)
   Proceeds from long-term borrowings                  252,075          443,000
   Payments on long-term borrowings                    (30,216)         (40,060)
   Commercial paper activity, net                       47,122           42,000
   Proceeds from stock options exercised                 3,133            2,952
   Purchase of treasury shares                        (517,526)
   Net proceeds from issuance of treasury shares       264,527
   Cash dividends                                      (66,736)         (60,793)
                                                     __________       __________
       Net cash provided by (used in)
         financing activities                          (52,621)         387,099
                                                     __________       __________

NET INCREASE IN CASH AND CASH EQUIVALENTS                3,738           34,170

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             39,541           34,404
                                                     __________       __________

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  43,279        $  68,574


NON-CASH ACTIVITIES:
  Liabilities assumed in connection with
    acquisition                                                       $  12,385
  Capital lease obligations incurred                 $   7,900           10,170
  Other                                                    730

CASH PAYMENTS FOR:
  Income taxes                                         163,351          107,803
  Interest, net of amounts capitalized                  26,652           14,729


See Notes to Consolidated Financial Statements.

                           ALBERTSON'S, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


Basis of Presentation
_____________________
          The accompanying unaudited consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly-owned subsidiaries. All material intercompany balances have been eliminated.

          In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1992 Annual Report.

          The balance sheet at January 28, 1993 has been taken from the audited financial statements at that date.


Reclassifications
_________________
          Certain reclassifications have been made in the prior year to conform to classifications used in the current year.


Capital Stock
_____________
          On August 30, 1993, the Board of Directors approved a two-for-one stock split, effected in the form of a 100% stock dividend payable to stockholders of record at the close of business on September 17, 1993 and distributed on October 4, 1993. Average shares outstanding and per share data have been retroactively adjusted to reflect the split.

          On March 10, 1993, pursuant to a 1979 agreement, the Company purchased 21,976,320 shares (as adjusted for the two-for-one stock split distributed on October 4, 1993) of its common stock from the estate of
J. A. Albertson, the Company's founder, at a cost of $517.5 million or $23.55 per share. This purchase was financed through the reissuance of 10,400,000 shares (as adjusted for the two-for-one stock split distributed on October 4, 1993) of Albertson's stock at $26.25 per share, netting $264.5 million, and the issuance of $252.1 million in medium-term notes. The remaining 11,576,320 shares (as adjusted for the two-for-one stock split distributed on October 4, 1993) were retired at a net cost to the Company of $21.85 per share.

Long-Term Debt
______________
          In connection with the stock purchase discussed above, the Company issued $252,075,000 of medium-term notes, interest payable semiannually. This debt consists of the following (in thousands):

  Unsecured medium-term notes due March 1996 (4.86% interest)  $77,000
  Unsecured medium-term notes due March 1998 (5.68% interest)   85,425
  Unsecured medium-term notes due March 2000 (6.14% interest)   89,650


Nonrecurring Charge
___________________
          A $29.9 million nonrecurring charge was recorded during the 13 weeks ended October 28, 1993 to cover a $29.5 million settlement of the Babbitt v. Albertson's lawsuit, an employment discrimination class action lawsuit filed in 1992. The nonrecurring charge covers the full cost of the settlement including compliance with the consent decree and plaintiffs' attorney fees, as well as all expenses associated with its implementation. This nonrecurring charge does not reflect possible recovery from insurance coverage, which the Company is pursuing in litigation against several carriers. The Company expects to recover a portion of the overall settlement from its insurance carriers, although any recovery amount is indeterminate at this time.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
_____________________

Results for the quarter:
          Sales for the 13 weeks ended October 28, 1993 increased by $148,636,000 (5.7%) over sales for the 13 weeks ended October 29, 1992. Identical store sales, sales in stores that have been in operation for the full 13 week periods of both years, increased 2.9%. Identical store sales continued to increase through higher average ticket sales per customer. During the quarter nine stores were opened, eight stores were closed, and ten store remodels were completed.

          The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components.

                           Percent to sales     Percentage incr. (decr.)
                         ___________________   _________________________
                            13 weeks ended            Third Quarter
                         ___________________   _________________________
                        10-28-93    10-29-92    1993/1992      1992/1991
                        ________    ________   ___________    __________
   Sales                 100.00%     100.00%        5.7%        21.4%
   Gross profit           24.44       24.08         7.3         22.2
   Operating and
     administrative
     expenses             19.33       19.32         5.8         20.0
   Operating profit        5.11        4.75        13.7         32.1
   Interest expense,
     net                   0.17        0.44       (59.5)       112.5
   Nonrecurring charge     1.09                     N/A
   Earnings before
     income taxes          3.84        4.40        (7.7)        21.4
   Net earnings            2.29        2.77       (12.3)        20.1

          Gross profit, as a percent to sales, increased due primarily to increased utilization of the Company's distribution system. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. There was no LIFO charge for the 13 weeks ended October 28, 1993 as compared to a pre-tax LIFO charge of $2.4 million (0.09% to sales) for the 13 weeks ended October 29, 1992.

          Interest expense, net for the 13 weeks ended October 28, 1993 included a reduction of approximately $9.7 million due to the successful resolution of a tax issue for which interest expense had previously been accrued. Excluding this adjustment, interest expense, net would have increased over the prior year's third quarter as a result of borrowings associated with the Company's purchase of its common stock from the estate of J. A. Albertson on March 10, 1993.

          A $29.9 million nonrecurring charge was recorded during the 13 weeks ended October 28, 1993 to cover a $29.5 million settlement of the Babbitt v. Albertson's lawsuit, an employment discrimination class action lawsuit filed in 1992. The nonrecurring charge covers the full cost of the settlement including compliance with the consent decree and plaintiffs' attorney fees, as well as all expenses associated with its implementation. This nonrecurring charge does not reflect possible recovery from insurance coverage, which the Company is pursuing in litigation against several carriers. The Company expects to recover a portion of the overall settlement from its insurance carriers, although any recovery amount is indeterminate at this time.

          The Revenue Reconciliation Act of 1993, signed into law on August 10, 1993, increased the Company's Federal tax rate retroactively to January 1, 1993. Income tax expense for the 13 weeks ended
October 28,1993 included a charge of approximately $1.9 million for the retroactive adjustment from January 1, 1993 to July 29, 1993. The effective tax rate for the fiscal year ending February 3, 1994 is expected to be 38.5% compared to 37.8% for the 1992 fiscal year.


Year-to-date results:
          Sales for the 39 weeks ended October 28, 1993 increased by $735,460,000 (9.8%) over sales for the 39 weeks ended October 29, 1992. A substantial portion of the increase was due to sales contributed from Jewel Osco stores acquired on April 13, 1992, and improved identical store sales. Identical store sales, sales in stores that have been in operation for the full 39 week periods of both years, increased 3.2%. Identical store sales continued to increase through higher average ticket sales per customer. During the 39 weeks 17 stores were opened, 18 stores were closed and 31 store remodels were completed.

          The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components.

                           Percent to sales     Percentage incr. (decr.)
                         ___________________   _________________________
                            39 weeks ended           Year-to-date
                         ___________________   _________________________
                        10-28-93    10-29-92    1993/1992      1992/1991
                        ________    ________   ___________    __________
   Sales                 100.00%     100.00%        9.8%        15.5%
   Gross profit           24.35       23.75        12.6         16.3
   Operating and
     administrative
     expenses             19.40       19.71         8.1         18.5
   Operating profit        4.95        4.04        34.5          7.1
   Interest expense,
     net                   0.41        0.42         7.8         95.5
   Nonrecurring charge      .36                     N/A
   Earnings before income
     taxes and cumulative
     effects of accounting
     changes               4.21        3.68        25.6         (1.2)
   Net earnings            2.59        2.18        30.1         (7.5)

          Gross profit, as a percent to sales, increased due primarily to expansion and increased utilization of the Company's distribution system. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $21.6 million (0.26% to sales) for the 39 weeks ended October 28, 1993 and $21.3 million (0.28% to sales) for the 39 weeks ended October 29, 1992.

          Operating and administrative expenses for the 39 weeks ended October 29, 1992 included certain one-time costs primarily associated with the Jewel Osco Acquisition. The Company continues to emphasize its cost containment programs as well as increased productivity in an effort to reduce operating expenses as a percent to sales.

          Net earnings for the 39 weeks ended October 28, 1993 included certain adjustments associated with the Babbitt lawsuit settlement and the decrease in interest expense due primarily to the resolution of a tax issue. Net earnings for the 39 weeks ended October 29, 1992 were reduced by approximately $37.8 million for certain one-time costs primarily associated with the Jewel Osco Acquisition and accounting changes, all of which were recorded in the first quarter of 1992. The following comparisons exclude those adjustments:

  - Gross margin increased to 24.35% from 24.05%

  - Operating and administrative expenses, as a percent to sales, decreased to 19.40% from 19.41%

  - Operating profit increased 18.2% to $407.4 million from $344.6 million.

  - Net earnings increased 11.8% to $225.2 million from $201.4 million.

  - Net earnings, as a percent to sales, increased to 2.74% from 2.71%.

  - Earnings per share increased 15.8% to $.88 from $.76.

          In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This new statement is effective for fiscal years beginning after December 15, 1993 and requires an accrual for certain benefits paid to former or inactive employees after employment but before retirement. Based on the Company's initial evaluation of the Statement's requirements, adoption is not expected to have a material impact on the Company's future financial results.

Liquidity and Capital Resources
_______________________________
          The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. The primary source of liquidity for the 39 weeks ended October 28, 1993, aside from the transactions associated with the Company's purchase of its stock from the estate of J. A. Albertson, was cash provided by operating activities. Cash provided by operating activities during the 39 weeks ended October 28, 1993 was $353 million as compared to $335 million in the prior year. During the 39 weeks ended October 28, 1993 the Company spent $295 million for net capital expenditures, $30 million to reduce long-term debt and $67 million for the payment of dividends. The Company also utilizes its commercial paper program to supplement cash requirements resulting from seasonal fluctuations created by the Company's capital expenditure program and changes in working capital. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods.

          On March 10, 1993, pursuant to a 1979 agreement, the Company purchased 21,976,320 shares (as adjusted for the two-for-one stock split distributed on October 4, 1993) of its common stock from the estate of
J. A. Albertson, the Company's founder, at a cost of $517.5 million or $23.55 per share. This purchase was financed through the reissuance of 10,400,000 shares (as adjusted for the two-for-one stock split distributed on October 4, 1993) of Albertson's stock at $26.25 per share, netting $264.5 million, and the issuance of $252.1 million in medium-term notes. The remaining 11,576,320 shares (as adjusted for the two-for-one stock split distributed on October 4, 1993) were retired at a net cost to the Company of $21.85 per share.

          Since 1987 the Board of Directors has continuously adopted or renewed plans under which the Company is authorized, but not required, to purchase shares of its common stock on the open market. The current plan was adopted by the Board on March 1, 1993 and authorizes the Company to purchase up to 2,000,000 shares (as adjusted for the two-for-one stock split distributed on October 4, 1993) through March 31, 1994. During the 39 weeks ended October 28, 1993 no shares were purchased pursuant to this program.

                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
__________________________
         A $29.5 million voluntary settlement was reached in the Babbitt
v. Albertson's lawsuit, an employment discrimination class action lawsuit filed in 1992. This voluntary settlement, which is subject to union review and Court approval, covers all of Albertson's 144 stores in California and over 20,000 current and former employees. The monetary settlement includes amounts for continuing and enhancing the Company's current training programs and for monitoring its employment practices. The settlement also provides financial incentives to Albertson's for achieving certain employment goals and provides for alleged damages to the settlement class and for attorney fees. Albertson's chose to settle the Babbitt lawsuit early in the litigation, without an admission of liability, in order to save substantial time and litigation costs. The effect of the settlement on third quarter earnings is set forth herein under the heading "Nonrecurring Charge" in the Notes to Consolidated Financial Statements.

         There have not been any material developments in the Super Food Services, Inc. lawsuit or the routine litigation referred to in the Form 10-K for the fiscal year ended January 28, 1993.


Item 2.  Changes in Securities
______________________________
         In March 1992, the Company entered into a revolving credit agreement with several banks, whereby the Company may borrow, from time to time, principal amounts up to $200,000,000 at any time prior to April 1, 1997. In accordance with this revolving credit agreement, the Company's consolidated tangible net worth, as defined (which includes an adjustment for the purchase of stock from the estate of J. A. Albertson), shall not be less than $750,000,000.


Item 3.  Defaults upon Senior Securities
________________________________________
         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________
         Not applicable.


Item 5.  Other Information
__________________________
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________
     a.  Exhibits

         None.

     b. The following reports on Form 8-K were filed during the quarter:

         None.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ALBERTSON'S, INC.
                                       _________________________________
                                                  (Registrant)



Date:    December 9, 1993                      /s/ A. Craig Olson
       _____________________           _________________________________
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

FORM 10-Q

	13