Form 10-K
period 1994-02-03
ALBERTSONS INC /DE/
filed 1994-04-06
CIK 3333

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 1994       Commission file number 1-6187

                              ALBERTSON'S, INC.
           ______________________________________________________
           (Exact name of Registrant as specified in its Charter)

        Delaware                                           82-0184434
________________________                      ________________________________
(State of Incorporation)                      (Employer Identification Number)

         250 Parkcenter Boulevard, P.O. Box 20, Boise, Idaho  83726
                               (208) 385-6200


SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                      Name of each exchange
              Title of each class                      on which registered
   __________________________________________        _______________________
   Common Stock, $1.00 par value, 253,545,783        New York Stock Exchange
     shares outstanding on March 31, 1994            Pacific Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x  .  No      .
                                                    _____      _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 31, 1994: $5,490,233,064.


                     Documents Incorporated by Reference
                     ___________________________________

Listed hereunder are the documents, any portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1994, portions of which are incorporated by reference into Part II and Part IV of this Form 10-K; and

2. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on May 27, 1994,(the "Proxy Statement") to be filed within 120 days after the Registrant's fiscal year ended February 3, 1994, portions of which are incorporated by reference into Part III of this Form 10-K.

                     Documents Incorporated by Reference
                     ___________________________________


Part II
_______
Item 5 -  Market for the Registrant's   Inside back cover of the Annual Report
          Common Equity and Related     to Stockholders for the year ended
          Stockholder Matters           February 3, 1994

Item 6 -  Selected Financial Data       Page 40 of the Annual Report to
                                        Stockholders for the year ended
                                        February 3, 1994

Item 7 -  Management's Discussion and   Pages 17 to 19 of the Annual
          Analysis of Financial         Report to Stockholders for the
          Condition and Results of      year ended February 3, 1994
          Operations

Item 8 -  Financial Statements and      Pages 20 to 39 and page 41 of the
          Supplementary Data            Annual Report to Stockholders for
                                        the year ended February 3, 1994


Part III
________
Item 10 - Directors and Executive       The material contained under the
          Officers of the Registrant    headings "Election of Directors",
                                        "Nominees for Election as Class II
                                        Directors", "Continuing Class III
                                        Directors", "Continuing Class I
                                        Directors" and "Filing of Forms
                                        Pursuant to Section 16 of the
                                        Securities Exchange Act of 1934" in
                                        the Proxy Statement

Item 11 - Executive Compensation        The material contained under the
                                        headings "Compensation of Executive
                                        Officers" and "Retirement Benefits" in
                                        the Proxy Statement

Item 12 - Security Ownership of         The material contained under the
          Certain Beneficial Owners     heading "Voting Securities and
          and Management                Principal Holders Thereof" in the
                                        Proxy Statement

Item 13 - Certain Relationships and     The material contained under the
          Related Transactions          heading "Certain Transactions" in
                                        the Proxy Statement


Part IV
_______
Item 14 - Exhibits, Financial           Pages 20 to 39 and page 41 of the
          Statement Schedules and       Annual Report to Stockholders for
          Reports on Form 8-K           the year ended February 3, 1994

                           ALBERTSON'S, INC.

                           TABLE OF CONTENTS


Item                                                            Page
____                                                            ____

                                 PART I

 1.   Business                                                    4

 2.   Properties                                                  6

 3.   Legal Proceedings                                           8

 4.   Submission of Matters to a Vote of Security Holders         8


                                PART II

 5.   Market for the Registrant's Common Equity and Related
       Stockholder Matters                                        9

 6.   Selected Financial Data                                     9

 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        9

 8.   Financial Statements and Supplementary Data                 9

 9.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                     9


                                PART III

10.   Directors and Executive Officers of the Registrant         10

11.   Executive Compensation                                     12

12.   Security Ownership of Certain Beneficial Owners
       and Management                                            12

13.   Certain Relationships and Related Transactions             12


                                PART IV

14.   Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                               13

                                 PART I
                                 ______

Item 1.  Business
_________________

General

     The Registrant, Albertson's, Inc. (the "Company"), is incorporated under the laws of the State of Delaware and is the successor to a business founded by J. A. Albertson in 1939. The Company is the fourth largest retail food and drug chain in the United States with operations in 19 Western, Midwestern and Southern states. As of February 3, 1994, the Company operated 676 stores consisting of 536 combination food-drug stores, 96 conventional supermarkets and 44 warehouse stores. Retail operations are supported by eleven Company-owned distribution centers.

     During 1993, the Company changed the classification of its store types to better reflect the store formats the Company is developing today.
Consequently, the superstore format has been eliminated and the Company now classifies all stores over 35,000 square feet (except warehouse stores) as combination food-drug stores.

     The Company's combination food-drug stores are super grocery/super drugstores under one roof and range in size from 35,000 to 75,000 square feet. Most of these stores offer prescription drugs and an expanded section of cosmetics and nonfoods in addition to specialty departments such as service seafood and meat, salad bar, bakery, lobby/video, service delicatessen and floral. Food and nonfood shopping areas are served by a common set of checkstands and approximately equal amounts of selling space are devoted to each area.

     The Company's conventional supermarkets range in size from 15,000 to 35,000 square feet. These stores offer a full selection in the basic departments of grocery, meat, produce, dairy and limited nonfood lines. Many locations have an in-store bakery and service delicatessen.

     The Company's warehouse stores are operated primarily under the name "Max Food and Drug". These no-frills stores range in size from 17,000 to 73,000 square feet and offer significant savings with special emphasis on discounted meat and produce.

     The Company's retail operations are organized into regions with each region comprised of three to five divisions. A senior vice president who also serves as a regional manager directs the operating divisions in retail strategies, planning, marketing approaches and employee development. Each operating division is managed by a division vice president or manager. The division staff includes district sales managers responsible for an average of 19 stores and merchandising specialists in areas such as grocery, produce, pharmacy, liquor, general merchandise, bakery, meat and delicatessen.
District sales managers, as well as store directors, are responsible for overall store operations, and merchandising specialists serve as advisors to help maintain adherence to overall division pricing and merchandising policies.

     The Company's business is highly competitive. Competition is based primarily on price, product quality and variety, service and location. There is direct competition from many supermarkets, including independent stores and local outlets of regional and national chains. Competition also exists with respect to particular products from such retailers as convenience stores, warehouse stores, drugstores and nonfood superstores.

     The Company has been able to efficiently supply its stores with merchandise through various means. Stores are provided with merchandise from the Company's distribution centers, outside wholesalers or directly from manufacturers in an effort to obtain merchandise at the lowest possible cost. With the opening of the Company's Plant City, Florida Distribution Center, which became fully operational in March 1994, the Company now services all of its retail stores from company-owned distribution centers.

     All of the Company's stores carry a broad range of national brands and offer private label products in many merchandise categories. The Company's stores emphasize everyday low prices and provide consumer information such as: nutritional signing in the meat and produce departments, freshness code dating, unit pricing and food information pamphlets. The Company also offers a choice of recyclable paper or plastic bags and collection bins for plastic bag recycling.

     As of February 3, 1994, the Company employed approximately 75,000 people. Approximately 43% of the employees are covered by collective bargaining agreements. During 1994, local area agreements covering approximately 9% of the Company's employees will be renegotiated in the normal course of business. The Company considers its present relations with employees to be satisfactory and intends to continue employee development, training, employee benefit, wage and salary administration programs.

     Albertson's stores are located in the Western, Midwestern and Southern areas of the United States. The following is a summary of the stores by state as of February 3, 1994:

                       Albertson's Retail Stores
                       _________________________
                    Arizona                     21
                    Arkansas                     1
                    California                 150
                    Colorado                    40
                    Florida                     78
                    Idaho                       28
                    Kansas                       4
                    Louisiana                   14
                    Montana                      7
                    Nebraska                     6
                    Nevada                      24
                    New Mexico                  18
                    Oklahoma                    16
                    Oregon                      43
                    South Dakota                 1
                    Texas                      120
                    Utah                        32
                    Washington                  65
                    Wyoming                      8
                                               ___
                       Total                   676

Item 2.  Properties
___________________

     As of year end, the Company operated 676 stores in the states discussed in Item 1. An analysis of stores by division is as follows:

                                                              Number
                                                             of Stores
                                                             _________
   Idaho (Southern Idaho (25), Northern Nevada (7),
      Eastern Oregon (4) and Wyoming (1))                        37
   Inland Empire (Eastern Washington (17),
      Montana (7) and Northern Idaho (2))                        26
   Utah (Utah (32) and Wyoming (1))                              33
   Western Washington                                            46
   Oregon (Western Oregon (39) and Washington (2))               41
   Southern California (California (87) and
      Southern Nevada (17))                                     104
   Northern California                                           38
   Rocky Mountain (Colorado (31), Wyoming (5),
      and South Dakota (1))                                      37
   Southwest (Arizona (21), New Mexico (17), Texas (3)
      and California (1))                                        42
   Midwest (Oklahoma (16), Nebraska (6) and Kansas (4))          26
   South Texas                                                   31
   North Texas (Texas (78), Louisiana (14)
      and Arkansas (1))                                          93
   Florida                                                       78
   Max Food & Drug (California (24), Colorado (9),
      Texas (8), Idaho (1), New Mexico (1) and Wyoming (1))      44
                                                                ___
                                                                676

     The Company has actively pursued an expansion program of adding new retail stores, enlarging and remodeling existing stores and replacing old stores. During the past ten years, the Company has built or acquired 397 stores. Approximately 94% of the Company's current square footage has been opened or remodeled during the same period. The Company continues to follow the policy of closing stores that are obsolete or lack satisfactory profit potential.

     The following is a summary of stores, by classification, as of the indicated fiscal year end:

                            1993       1992       1991       1990       1989
                            ____       ____       ____       ____       ____
   Combination Food-Drug     536        506        407        364        334
   Conventional Stores        96        106        123        136        157
   Warehouse Stores           44         44         32         31         32
                             ___        ___        ___        ___        ___
   Total                 .   676        656        562        531        523

     The following table summarizes the Company's square footage by store type as of the indicated fiscal year end (in thousands):

                           1993       1992       1991       1990       1989
                          ______     ______     ______     ______     ______
   Combination Food-Drug  26,602     25,159     19,647     17,589     16,155
   Conventional Stores     2,741      3,009      3,471      3,800      4,277
   Warehouse Stores        2,031      1,959      1,383      1,345      1,379
                          ______     ______     ______     ______     ______
   Total                  31,374     30,127     24,501     22,734     21,811

     The Company has expanded and improved its distribution facilities in areas where opportunities exist to improve service to the retail stores and generate an adequate return on investment. During 1993, approximately 70% of the merchandise purchased for resale in Company retail stores was received from Company-operated distribution facilities.

     Albertson's distribution system consists of eleven owned centers located strategically throughout the Company's operating area. These units operate as separate profit centers. The following is a summary of the Company's distribution and manufacturing facilities as of February 3, 1994:

   Location                                           Square Footage
   ________                                           ______________
   Fort Worth, Texas
     Groceries, Frozen Food, Produce, Meat and Deli     1,100,000
   Brea, California
     Groceries, Frozen Food, Produce, Liquor,
     Bakery, Meat and Deli                              1,059,000
   Plant City, Florida
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high volume Health and Beauty Care          954,000
   Phoenix, Arizona
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high volume Health and Beauty Care          687,000
   Portland, Oregon
     Groceries, Frozen Food, Produce, Meat and Deli       576,000
   Ponca City, Oklahoma
     Health and Beauty Care, General Merchandise
     and Pharmaceuticals                                  419,000
   Salt Lake City, Utah
     Groceries, Frozen Food, Produce, Meat and Deli       406,000
   Denver, Colorado
     Groceries, Frozen Food, Produce, Meat and Deli       355,000
   Sacramento, California
     Groceries, Frozen Food, Produce, Liquor, Meat
     and Deli                                             302,000
   Boise, Idaho
     Health and Beauty Care and General Merchandise       158,000
     Ice Cream Plant                                       11,000
                                                        _________
       Total                                            6,027,000

     Prior to 1984 the Company financed a major portion of its stores under sale and leaseback arrangements. The leases normally require the Company to pay for property taxes, insurance and general maintenance. Some of the leases provide for contingent rent in addition to minimum rent if sales exceed specified amounts. Typically such leases contain renewal options which allow the Company the right to extend the lease for varying additional periods.

     Since 1984 the Company has financed most retail store construction internally, rather than through sale and leaseback arrangements, thus retaining ownership of its land and buildings. The Company plans to use future cash to be provided by operating activities and short or medium-term financing to continue expansion plans in the foreseeable future.

     As of February 3, 1994, the Company held title to the land and buildings of 42% of the Company's stores and held title to the buildings on leased land of an additional 6% of the Company's stores. The Company also holds title to the land and buildings of the corporate headquarters in Boise, Idaho and all of the distribution centers.

Item 3.  Legal Proceedings
__________________________

     On March 30, 1992, Super Food Services, Inc. filed a complaint against the Company in Florida state court (Circuit Court of the Ninth Judicial Circuit, Orange County, Florida, Case No. CI 92-2636) originally seeking specific performance of an alleged agreement for the purchase of Super Food's existing Orlando distribution facilities. Super Food also sought an injunction to force the Company to maintain its business relationship with Super Food pending resolution of the litigation. The trial court denied such injunctive relief, and the court's ruling has been upheld on appeal. Super Food filed an amended complaint in January of 1993 and is seeking damages of approximately $97 million for the breach of an alleged oral requirements contract between Super Food and the Company or, in the alternative, approximately $27 million in damages for the Company's breach of an alleged agreement to purchase Super Food's Florida facilities. On March 29, 1994, a final judgment was granted by the trial court in favor of Albertson's on the $97 million claim, which final judgment has essentially the same legal effect as the granting of summary judgment in favor of Albertson's as to that claim. In addition, after a hearing on March 31, 1994, the trial court indicated that Albertson's motion for summary judgment on the $27 million claim will be granted, and an order to that effect will be entered shortly. It is anticipated that Super Food intends to appeal the foregoing judgments. The Company continues to believe it has substantial and meritorious defenses to the claims and will vigorously defend against any appeals that may be taken. The outcome of any appeals cannot be determined at this time.

     The Company is also involved in other routine litigation incidental to operations. In the opinion of management, the ultimate resolution of the above described lawsuit and other pending legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

     No matters were submitted during the fourth quarter of 1993 to a vote of security holders through the solicitation of proxies or otherwise.

                               PART II
                               _______


Item 5.  Market for the Registrant's Common Equity and Related
_______________________________________________________________
Stockholder Matters
___________________

     The principal markets in which the Company's common stock is traded and the related security holder matters are set forth under the caption "Company Stock Information" on the inside back cover of the Company's 1993 Annual Report to Stockholders. This information is incorporated herein by this reference thereto. The market value of the Company's common stock on March 31, 1994 was $28.625 per share.


Item 6.  Selected Financial Data
________________________________

     Selected financial data of the Company for the fiscal years 1989 through 1993 is included under the caption "Five Year Summary of Selected Financial Data" on page 40 of the Company's 1993 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 7.  Management's Discussion and Analysis of Financial Condition and
________________________________________________________________________
Results of Operations
_____________________

     The information required under this item is included under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 to 19 of the Company's 1993 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 8.  Financial Statements and Supplementary Data
____________________________________________________

     The Company's consolidated financial statements and related notes thereto, together with the Independent Auditors' Report and the selected quarterly financial data of the Company are presented on pages 20 to 39 and page 41 of the Company's 1993 Annual Report to Stockholders and are incorporated herein by this reference thereto.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
________________________________________________________________________
Financial Disclosure
____________________

     There have been no reports on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

                                PART III
                                ________


Item 10.  Directors and Executive Officers of the Registrant
____________________________________________________________

Directors
_________

     The information regarding directors and nominees for directors of the Company is presented under the headings "Election of Directors", "Nominees for Election as Class II Directors", "Continuing Class III Directors", "Continuing Class I Directors" and "Filings of Forms Pursuant to Section 16 of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for use in connection with the 1994 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended February 3, 1994, and is incorporated herein by this reference thereto.


Executive Officers
__________________
                     Age                                 Date First Appointed
                    as of                                   as an Executive
     Name          3/31/94         Position                      Officer
     ____          _______         ________              ____________________

Warren E. McCain      68    Chairman of the Executive           06/30/72
                            Committee of the Board

Gary G. Michael       53    Chairman of the Board and           12/02/74
                            Chief Executive Officer

John B. Carley        60    President and Chief Operating       04/05/76
                            Officer

Michael F. Reuling    47    Executive Vice President,           12/30/79
                            Store Development

Thomas R. Saldin      47    Executive Vice President,           12/26/83
                            Administration and
                            General Counsel

Thomas E. Brother     52    Senior Vice President,              07/30/89
                            Distribution

A. Craig Olson        42    Senior Vice President, Finance      12/22/86
                            and Chief Financial Officer

Carl W. Pennington    56    Senior Vice President and           08/02/87
                            Regional Manager

Allen R. Rowland      49    Senior Vice President and           08/07/89
                            Regional Manager

Ronald P. Schiff      55    Senior Vice President,              07/01/91
                            Merchandising

Patrick S. Steele     44    Senior Vice President,              06/10/90
                            Information Systems and Technology

Ronald D. Walk        50    Senior Vice President and           05/28/84
                            Regional Manager

Steven D. Young       45    Senior Vice President, Human        12/02/91
                            Resources

David G. Dean         43    Group Vice President,               12/02/91
                            Procurement

______________________________

                     Age                                 Date First Appointed
                    as of                                   as an Executive
     Name          3/31/94         Position                      Officer
     ____          _______         ________              ____________________

Peggy Jo Jones        41    Group Vice President, Employee      11/29/93
                            Development and Communications

Richard L. King       44    Group Vice President,               01/01/94
                            Merchandising

Richard J. Navarro    41    Group Vice President and            11/29/93
                            Controller


Warren E. McCain became Chairman of the Executive Committee of the Board on February 1, 1991. Previously, he served as Chairman of the Board and Chief Executive Officer from December 6, 1976.

Gary G. Michael assumed the position of Chairman of the Board and Chief
      Executive Officer on February 1, 1991. Previously, he held the positions of Vice Chairman of the Board from 1984 and Executive Vice President and Chief Financial and Corporate Development Officer from 1983.

John B. Carley assumed additional responsibilities as Chief Operating
      Officer on February 1, 1991.  He has served as President since
      1984.

Michael F. Reuling has served as Executive Vice President, Store
      Development since 1986.

Thomas R. Saldin was promoted to Executive Vice President, Administration and General Counsel in 1991. Previously, he served as Senior Vice President and General Counsel from 1983.

Thomas E. Brother was promoted to Senior Vice President, Distribution in 1991.
      Previously he served as Group Vice President, Distribution from 1989.

A. Craig Olson was promoted to Senior Vice President, Finance and Chief Financial Officer on February 1, 1991. Previously, he served as Group Vice President, Finance from 1986.

Carl W. Pennington was promoted to Senior Vice President and Regional Manager in 1988. Previously he served as Senior Vice President, Corporate Merchandising from 1987.

Allen R. Rowland was promoted to Senior Vice President and Regional Manager in
      1989.  Previously, he served as Vice President, Florida Division from
      1987.

Ronald P. Schiff, Senior Vice President, Merchandising joined Albertson's in 1991 as Senior Vice President, Non-Foods Merchandising. Prior to joining the Company he was associated with Payless Drugstores from 1960 where he served in various management positions, including President and CEO.

Patrick S. Steele was promoted to Senior Vice President, Information Systems and Technology in 1993. Previously he served as Group Vice President, Management Information Systems from 1990 and Vice President, Management Information Systems from 1983.

Ronald D. Walk has held the position of Senior Vice President and Regional
      Manager since 1984.

Steven D. Young was promoted to Senior Vice President, Human Resources in
      1993. Previously he served as Group Vice President, Human Resources from 1991 and Vice President, Personnel from 1983.

David G. Dean was promoted to Group Vice President, Procurement in 1991.
      Previously, he served as Vice President, Private Label Operations from
      1988.

Peggy Jo Jones was promoted to Group Vice President, Employee Development and
      Communications in 1993. Previously she served as Vice President, Employee Development and Communications from 1993, Vice President, Retail Accounting from 1992, Assistant Vice President, Retail Accounting from 1990 and Director of Retail Store Automation from 1989.

Richard L. King was promoted to Group Vice President, Merchandising in 1994.
      Previously he served as Vice President of the Rocky Mountain Division from 1992, and Division Manager, Rocky Mountain Division from 1991. Prior to that time he served as Director of Operations, Texas Division since 1990, and District Sales Manager, Texas and Idaho Divisions, since 1987.

Richard J. Navarro was promoted to Group Vice President and Controller in
      1993. Previously he served as Vice President and Controller from 1989 and Vice President, Property and Tax Accounting since 1986.


Item 11.  Executive Compensation
________________________________

     Information concerning executive compensation is presented under the headings "Compensation of Executive Officers" and "Retirement Benefits" in the Proxy Statement. Such information is incorporated herein by this reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
________________________________________________________________________

     Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement. Such information is incorporated herein by this reference thereto.


Item 13.  Certain Relationships and Related Transactions
________________________________________________________

     Information concerning related transactions is presented under the heading "Certain Transactions" in the Proxy Statement. This information is incorporated herein by this reference thereto.

                                PART IV
                                _______


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
_________________________________________________________________________

 (a)1.   Financial Statements:

            The Independent Auditors' Report, together with the Consolidated Financial Statements and the related notes thereto, are listed below and are incorporated herein by this reference thereto from pages 20 to 39 of the Company's Annual Report to Stockholders for the year ended February 3, 1994:

            Consolidated Earnings -- years ended February 3, 1994;
              January 28, 1993; January 30, 1992.

            Consolidated Balance Sheets -- February 3, 1994;
              January 28, 1993; January 30, 1992.

            Consolidated Cash Flows -- years ended February 3, 1994;
              January 28, 1993; January 30, 1992.

            Consolidated Stockholders' Equity -- years ended
              February 3, 1994; January 28, 1993; January 30, 1992.

            Notes to Consolidated Financial Statements.

            Independent Auditors' Report.

         Quarterly Financial Data:

            Quarterly Financial Data for the years ended February 3, 1994, January 28, 1993 and January 30, 1992 is set forth on page 41 of the Annual Report to Stockholders for the year ended February 3, 1994, and is incorporated herein by this reference thereto.

  (a)2.  Schedules:

                                                            Page of
                                                           Form 10-K
                                                           _________

         Schedule V  - Property, Plant and Equipment           16

         Schedule VI - Accumulated Depreciation, Depletion     17
                        and Amortization of Property,
                        Plant and Equipment

         Schedule IX - Short-Term Borrowings                   18

             All other schedules are omitted because they are not required, or because the required information is included in the consolidated financial statements or notes thereto.

 (a)2(3). Exhibits:

             A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 20 hereof.

 (b)      Reports on Form 8-K:

     There were no reports on Form 8-K during the quarter ended
     February 3, 1994.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Company hereby undertakes as follows, which undertaking shall be incorporated by reference into Company's Registration Statements on Form S-8 Nos. 2-53959, 2-80776, 33-2139, 33-7901, 33-15062 and 33-43635.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the Act) may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                         INDEPENDENT AUDITORS' REPORT
                         ____________________________


The Board of Directors and Stockholders
Albertson's, Inc.:

     We have audited the consolidated financial statements of Albertson's, Inc. and subsidiaries as of February 3, 1994, January 28, 1993 and January 30, 1992 and for the years then ended, and have issued our report thereon dated March 23, 1994; such financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Albertson's, Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE


Boise, Idaho
March 31, 1994







                        INDEPENDENT AUDITORS' CONSENT
                        _____________________________

     We consent to the incorporation by reference in Registration Statements numbered 2-53959, 2-80776, 33-2139, 33-7901, 33-15062, and 33-43635 on Form
S-8 and Registration Statements numbered 33-46436 and 33-49329 on Form S-3 of Albertson's, Inc. and subsidiaries of our reports dated March 23, 1994, appearing in and incorporated by reference in the Annual Report on Form 10-K of Albertson's, Inc. and subsidiaries for the year ended February 3, 1994.




DELOITTE & TOUCHE


Boise, Idaho
April 4, 1994

                                   ALBERTSON'S, INC.
                                   _________________
                       SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                       __________________________________________
                                    (in thousands)


   Col. A               Col. B      Col. C       Col. D        Col. E       Col. F
                        Balance                                Other        Balance
                        at Beg.   Additions                   Increase      at End
Classification         of Period   at Cost     Retirements   (Decrease)    of Period
______________         _________  _________    ___________   __________    _________


Year Ended February 3, 1994
___________________________
Land                  $  415,911   $ 60,481       $ 9,300     $   300     $  467,392

Buildings                930,883    167,195         4,291       3,894      1,097,681

Fixtures & Equipment   1,001,627    180,362        51,254                  1,130,735

Leasehold Improvements   231,533     33,078         2,851      (4,194)       257,566

Capitalized Leases       147,316     15,048         6,566                    155,798
                      __________   ________       _______     ________    __________
                      $2,727,270   $456,164       $74,262     $  -0-      $3,109,172


Year Ended January 28, 1993
___________________________

Land                  $  289,526   $137,095       $10,710                 $  415,911

Buildings                721,280    210,975         2,173       $ 801        930,883

Fixtures & Equipment     835,592    225,003        58,968                  1,001,627

Leasehold Improvements   180,034     55,802         3,502        (801)       231,533

Capitalized Leases       139,773     13,982         6,439                    147,316
                      __________   ________       _______       ______    __________
                      $2,166,205   $642,857       $81,792       $ -0-     $2,727,270


Year Ended January 30, 1992
___________________________

Land                  $  259,897   $ 34,171       $ 4,864     $   322     $  289,526

Buildings                637,225     89,559         8,672       3,168        721,280

Fixtures & Equipment     763,645    118,390        46,443                    835,592

Leasehold Improvements   158,054     26,404         2,281      (2,143)       180,034

Capitalized Leases       140,623      4,471         3,974      (1,347)       139,773
                      __________   ________       _______     ________    __________
                      $1,959,444   $272,995       $66,234     $  -0-      $2,166,205


                                    ALBERTSON'S, INC.
                                    _________________
                  SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
                  _________________________________________________

                  AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  _________________________________________________
                                     (in thousands)


   Col. A               Col. B       Col. C       Col. D        Col. E      Col. F
                        Balance    Charged to                   Other       Balance
                        at Beg.    Costs and                   Increase      at End
Classification         of Period    Expenses    Retirements   (Decrease)   of Period
______________         _________   _________    ___________   __________   _________


Year Ended February 3, 1994
___________________________
Buildings               $187,791    $ 50,834        $ 1,121    $ 1,778    $  239,282

Fixtures & Equipment     530,647     119,653         43,359                  606,941

Leasehold Improvements    91,637      19,850          1,688     (1,778)      108,021

Capitalized Leases        72,176       6,462          5,564                   73,074
                        ________    ________        _______    ________   __________
                        $882,251    $196,799        $51,732    $  -0-     $1,027,318


Year Ended January 28, 1993
___________________________

Buildings               $144,743    $ 42,837        $   482      $ 693      $187,791

Fixtures & Equipment     480,659     106,163         56,175                  530,647

Leasehold Improvements    78,067      17,135          2,872       (693)       91,637

Capitalized Leases        70,058       6,329          4,211                   72,176
                        ________    ________        _______      ______     ________
                        $773,527    $172,464        $63,740      $ -0-      $882,251


Year Ended January 30, 1992
___________________________

Buildings               $112,843    $ 33,213        $ 2,241      $ 928      $144,743

Fixtures & Equipment     441,607      82,178         43,126                  480,659

Leasehold Improvements    68,939      12,138          2,306       (704)       78,067

Capitalized Leases        67,601       6,343          3,662       (224)       70,058
                        ________    ________        _______      ______     ________
                        $690,990    $133,872        $51,335      $ -0-      $773,527

Depreciation and amortization is provided on the straight-line method. Buildings and equipment are depreciated over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the life of the applicable lease or the life of the asset. Capitalized leases are amortized over their primary term. The principal rates used in computing the annual depreciation and amortization are as follows:

  Buildings               2.86 -  4.00%   Leasehold improvements 6.67 - 10.00%
  Fixtures and equipment 12.50 - 33.33%   Capitalized leases     3.33 - 33.33%

                                    ALBERTSON'S, INC.
                                    _________________
                         SCHEDULE IX - SHORT-TERM BORROWINGS
                         ___________________________________
                                     (in thousands)


   Col. A               Col. B      Col. C       Col. D       Col. E        Col. F
                                                                           Weighted
                                                              Average       Average
Category of                                     Maximum        Amount      Interest
Aggregate                          Weighted      Amount     Outstanding      Rate
Short-Term              Balance    Average    Outstanding    During the   During the
Borrowings              at End     Interest   During the       Period       Period
 (Note 1)              of Period     Rate        Period       (Note 2)     (Note 3)
___________            _________   ________   ___________   ___________   __________


Year Ended February 3, 1994
___________________________
Bank Borrowings         $10,000      3.32%       $15,000         $229         3.28%


Year Ended January 28, 1993
___________________________

Bank Borrowings          $5,000      3.17%       $40,000       $4,102         3.47%


Year Ended January 30, 1992
___________________________

Bank Borrowings         $30,000      5.14%       $30,000       $5,481         5.20%


Note 1 Bank borrowings consist of overnight borrowings under line of credit agreements with banks and borrowings under the Company's revolving credit agreement which consist of notes with maturities up to six months.

Note 2 Average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by the number of days in the fiscal year.

Note 3 Weighted average interest rate during the period was computed by dividing the actual short-term interest expense by the average amount outstanding during the period as described in
           Note 2 above.

Signatures
__________

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Albertson's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALBERTSON'S, INC.


                                        By      GARY G. MICHAEL
                                           ___________________________
                                                 Gary G. Michael
                                            (Chairman of the Board and
                                              Chief Executive Officer)
Date:  April 4, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 4, 1994.




      WARREN E. McCAIN
_________________________________
         Warren E. McCain
   (Chairman of the Executive
   Committee of the Board and
            Director)


      JOHN B. CARLEY
_________________________________
         John B. Carley
 (President and Chief Operating
      Officer and Director)


    RICHARD J. NAVARRO
_________________________________
       Richard J. Navarro
 (Group Vice President and
          Controller)
    (Chief Accounting Officer)


       A. GARY AMES
_________________________________
          A. Gary Ames
           (Director)


      PAUL I. CORDDRY
_________________________________
         Paul I. Corddry
           (Director)


      CLARK A. JOHNSON
_________________________________
        Clark A. Johnson
           (Director)


      WILL M. STOREY
_________________________________
         Will M. Storey
           (Director)



      GARY G. MICHAEL
_________________________________
         Gary G. Michael
 (Chairman of the Board and
 Chief Executive Officer and
            Director)


      A. CRAIG OLSON
_________________________________
         A. Craig Olson
 (Senior Vice President, Finance
   and Chief Financial Officer)


     KATHRYN ALBERTSON
_________________________________
       Kathryn Albertson
           (Director)




        JOHN B. FERY
________________________________
          John B. Fery
           (Director)


     CHARLES D. LEIN
_________________________________
        Charles D. Lein
           (Director)


      J. B. SCOTT
_________________________________
         J. B. Scott
          (Director)


      STEVEN D. SYMMS
_________________________________
        Steven D. Symms
          (Director)

                         Index to Exhibits
                    Filed with the Annual Report
                        on Form 10-K for the
                    Year Ended February 3, 1994

Number    Description
______    ___________
 3.1      Restated Certificate of Incorporation(1)

 3.2      By-Laws dated September 1, 1993

 4.1      Stockholder Rights Plan Agreement(2)

 4.1.1 First Amendment to Stockholder Rights Plan Agreement (dated August 31, 1987)(3)

 4.1.2 Second Amendment to Stockholder Rights Plan Agreement (dated November 28, 1988)(4)

 4.1.3 Third Amendment to Stockholder Rights Plan Agreement (dated September 6, 1989)(5)

 4.2 Indenture, dated as of May 1, 1992, between Albertson's, Inc., and Morgan Guaranty Trust Company of New York as Trustee (6)

 9        Inapplicable

10.2      Kathryn Albertson Stock Agreement(7)*

10.5      Form of Beneficiary Agreement for Key Executive Life Insurance(8)*

10.6 Executive Deferred Compensation Plan (amended and restated February 1, 1989)(9)*

10.6.1 Amendment to Executive Deferred Compensation Plan (dated December 4, 1989)(10)*

10.7      1975 Employees' Stock Option Plan (amended September 6, 1983)(11)*

10.8      Form of 1975 Nonstatutory Stock Option Agreement(7)*

10.9      Description of Bonus Incentive Plans (amended December 3,
          1984)(12)*

10.10 Agreement Among Albertson's, Inc., Theo Albrecht Stiftung and Theo Albrecht dated as of February 15, 1980(7)

10.10.1   Letter Amendment of October 13, 1982 regarding Exhibit 10.10(13)

10.10.2   First Amendment dated April 11, 1984 to Agreement among
          Albertson's, Inc., Theo Albrecht Stiftung and Theo Albrecht(14)

10.10.3 Second Amendment dated September 25, 1989 to Agreement among Albertson's, Inc., Markus Stiftung and Theo Albrecht(10)

10.11     1982 Incentive Stock Option Plan (amended March 4, 1991)(15)*

10.12     Form of 1982 Incentive Stock Option Agreement (amended
          November 30, 1987)(3)*

10.12.1 Form of 1982 Incentive Stock Option Agreement (used in connection with certain options granted pursuant to the 1982 Incentive
          Stock Option Plan on or after September 5, 1989)(5)*

Number    Description
______    ___________
10.13     Executive Pension Makeup Plan (amended and restated February 1,
          1989)(9)*

10.13.1   First Amendment to Executive Pension Makeup Plan (dated June 8,
          1989)(16)*

10.13.2   Second Amendment to Executive Makeup Plan (dated January 12,
          1990)(17)*

10.13.3   Third Amendment to Executive Makeup Plan (dated January 31,
          1990)(18)*

10.14     Credit Agreement (dated March 31, 1992)(19)

10.15 Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989)(9)*

10.15.1 Amendment to Senior Executive Deferred Compensation Plan (dated December 4, 1989)(10)*

10.16     1986 Nonqualified Stock Option Plan (amended March 4, 1991)(15)*

10.17 Form of 1986 Nonqualified Stock Option Plan Stock Option Agreement (amended November 30, 1987)(3)

10.18     Executive Pension Makeup Trust (dated February 1, 1989)(9)*

10.19     Executive Deferred Compensation Trust (dated February 1, 1989)(9)*

10.20     1990 Deferred Compensation Plan(15)*

10.21     Non-Employee Directors' Deferred Compensation Plan(15)*

10.22     1990 Deferred Compensation Trust (dated November 20, 1990)(15)*

10.23     Letter Agreement with Warren E. McCain (dated December 3, 1990)(15)*

11        Inapplicable

12        Inapplicable

13 Exhibit 13 consists of pages 17 to 41 and the inside back cover of Albertson's, Inc. 1993 Annual Report to Stockholders which are numbered as pages 1 to 25 of Exhibit 13. Such report, except to the extent incorporated hereby by reference, has been sent to and furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of Exhibit 13 are as follows: Item 5--page 25; Item 6--page 23; Item 7--pages 1 through 3; and Item 8--pages 4 through 22 and page 24.

14        Inapplicable

15        Inapplicable

16        Inapplicable

17        Inapplicable

18        Inapplicable

Number    Description
______    ___________
19        Inapplicable

20        Inapplicable

21        Inapplicable

22        Inapplicable

23        Inapplicable

24        Inapplicable

25        Inapplicable

26        Inapplicable

27        Financial Data Schedule

28        Inapplicable


* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

 (1) Exhibit 3.1 is incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the quarter ended May 2, 1991.

 (2) Exhibit 4.1 is incorporated herein by reference to Exhibit 1 of Albertson's, Inc. Form 8-A Registration Statement filed with the Commission on March 3, 1987.

 (3) Exhibits 4.1.1, 10.12 and 10.17 are incorporated herein by reference to Exhibits 4.1.1, 10.12 and 10.17, respectively, of the Form 10-Q for the quarter ended October 29, 1987.

 (4) Exhibit 4.1.2 is incorporated herein by reference to Exhibit 4.1.2 of the Form 10-Q for the quarter ended October 27, 1988.

 (5) Exhibits 4.1.3 and 10.12.1 are incorporated herein by reference to Exhibits 4.1.3 and 10.12.1, respectively, of the Form 10-Q for the quarter ended August 3, 1989.

 (6) Exhibit 4.2 is incorporated herein by reference to Exhibit 4.1 of Registration Statement 33-49329. In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed herewith, because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

 (7) Exhibits 10.2, 10.8 and 10.10 are incorporated herein by reference to Exhibits 10.2, 10.8 and 10.10, respectively, of the Form 10-K for the year ended January 29, 1981.

 (8) Exhibit 10.5 is incorporated herein by reference to Exhibit 10.5.1 of the Form 10-K for the year ended January 30, 1986.

 (9) Exhibits 10.6, 10.13, 10.15, 10.18 and 10.19 are incorporated herein by reference to Exhibits 10.6, 10.13, 10.15, 10.18 and 10.19, respectively, of the Form 10-K for the year ended February 2, 1989.

(10) Exhibits 10.6.1, 10.10.3 and 10.15.1 are incorporated herein by reference to Exhibits 10.6.1, 10.10.3 and 10.15.1, respectively, of the Form 10-Q for the quarter ended November 2, 1989.

(11) Exhibit 10.7 is incorporated herein by reference to Exhibit 10.7 of the Form 10-K for the year ended February 2, 1984. Exhibit 10.7 expired by its terms April 6, 1985. Notwithstanding such expiration, certain agreements for options granted under this option plan remain outstanding.

(12) Exhibit 10.9 is incorporated herein by reference to Exhibit 10.9 of the Form 10-K for the year ended January 31, 1985.

(13)  Exhibit 10.10.1 is incorporated herein by reference to
      Exhibit 10.10.1 of the Form 10-K for the year ended February 3, 1983.

(14)  Exhibit 10.10.2 is incorporated herein by reference to
      Exhibit 10.10.2 of the Company's Form 10-Q for the quarter ended May 3, 1984.

(15)  Exhibits 10.11, 10.16, 10.20, 10.21, 10.22 and 10.23 are incorporated herein by reference to Exhibits 10.11, 10.16, 10.20, 10.21, 10.22 and 10.23, respectively, of the Form 10-K for the year ended January 31, 1991. Exhibit 10.11 expired by its terms February 29, 1992. Notwithstanding such expiration, certain agreements for the options granted under this option plan remain outstanding.

(16)  Exhibit 10.13.1 is incorporated herein by reference to
      Exhibit 10.13.1 of the Company's Form 10-Q for the quarter ended May 4, 1989.

(17) Exhibit 10.13.2 is incorporated herein by reference to Exhibit 10.13.2 of the Company's Form 10-K for the year ended February 1, 1990.

(18) Exhibit 10.13.3 is incorporated herein by reference to Exhibit 10.13.3 of the Company's Form 10-Q for the quarter ended August 2, 1990.

(19) Exhibit 10.14 is incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended January 30, 1992.


23