Form 10-Q
period 1994-05-05
ALBERTSONS INC /DE/
filed 1994-06-06
CIK 3333

                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     _______________________________


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934


For 13 Weeks Ended:  May 5, 1994         Commission File Number:  1-6187



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
Yes   X     No
    _____      _____

     Number of Registrant's $1.00 par value
     common shares outstanding at June 1, 1994:         253,571,383

                     PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)


                                                        13 WEEKS ENDED
                                                 __________________________
                                                     May 5,       April 29,
                                                        1994          1993
                                                 ____________   ___________

Sales                                             $2,909,808    $2,719,633
Cost of sales                                      2,187,053     2,058,146
                                                  ___________   ___________
Gross profit                                         722,755       661,487

Operating and administrative expenses                566,678       526,885
                                                  ___________   ___________
Operating profit                                     156,077       134,602

Other (expenses) income:
  Interest, net                                      (16,146)      (14,249)
  Other, net                                          (1,464)       (1,353)
                                                  ___________   ___________
Earnings before income taxes and cumulative
  effect of accounting change                        138,467       119,000
Income taxes                                          53,310        44,863
                                                  ___________   ___________
Earnings before cumulative effect of
  accounting change                                   85,157        74,137

Cumulative effect of accounting change:
  Postemployment benefits                             (6,382)
                                                  ___________   ___________
NET EARNINGS                                      $   78,775    $   74,137


Earnings per share before cumulative
  effect of accounting change                         $ .34          $ .29

Cumulative effect of accounting change:
  Postemployment benefits                              (.03)
                                                  ___________   ___________
EARNINGS PER SHARE                                    $ .31          $ .29


DIVIDENDS DECLARED PER SHARE                          $ .11          $ .09

Average number of shares outstanding                253,499        257,283
















See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                   May 5, 1994      February 3,
                                                   (unaudited)          1994
                                                 ______________     ___________
                   ASSETS
                   ______


CURRENT ASSETS:
  Cash and cash equivalents                          $   99,739      $   62,463
  Accounts and notes receivable                         116,503         114,493
  Inventories                                           838,860         871,719
  Prepaid expenses                                       17,796          13,589
  Deferred income taxes                                  61,407          59,967
                                                     __________      __________
           TOTAL CURRENT ASSETS                       1,134,305       1,122,231

OTHER ASSETS                                             95,499          90,810

LAND, BUILDINGS AND EQUIPMENT                         3,179,645       3,109,172
  Less accumulated depreciation and amortization      1,070,650       1,027,318
                                                     __________      __________
                                                      2,108,995       2,081,854
                                                     __________      __________
                                                     $3,338,799      $3,294,895

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  549,427      $  600,376
  Notes payable                                                          10,000
  Salaries and related liabilities                      119,216         101,443
  Taxes other than income taxes                          44,489          38,095
  Income taxes                                           61,340          48,622
  Self-insurance                                         62,088          58,436
  Unearned income                                        17,944          19,927
  Other current liabilities                              38,576          30,277
  Current maturities of long-term debt                  226,538          76,692
  Current capitalized lease obligations                   6,161           6,194
                                                     __________       _________
           TOTAL CURRENT LIABILITIES                  1,125,779         990,062

LONG-TERM DEBT                                          398,735         554,092

CAPITALIZED LEASE OBLIGATIONS                           110,529         110,919

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        260,482         250,443

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 253,571,383
    shares and 253,406,983 shares, respectively         253,571         253,407
  Capital in excess of par value                          4,966           2,117
  Retained earnings                                   1,184,737        1133,855
                                                     __________      __________
                                                      1,443,274       1,389,379
                                                     __________      __________
                                                     $3,338,799      $3,294,895







See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                                         13 WEEKS ENDED
                                                   __________________________
                                                       May 5,         April 29,
                                                        1994            1993
                                                   _____________    ___________

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $  78,775       $  74,137
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                    53,291          46,599
       Net deferred income taxes                        (4,114)         (2,521)
       Cumulative effect of accounting change            6,382
       Changes in operating assets and liabilities      23,848          46,224
                                                     __________      __________
       Net cash provided by operating activities       158,182         164,439

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     non-cash activities                               (79,576)        (87,948)
   Increase in other assets                             (4,689)         (6,016)
                                                     __________      __________
       Net cash used in investing activities           (84,265)        (93,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net line of credit activity                         (10,000)          5,000
   Proceeds from long-term borrowings                                  252,075
   Payments on long-term borrowings                     (1,534)         (1,761)
   Net commercial paper activity                        (5,313)        (41,095)
   Proceeds from stock options exercised                 3,013             506
   Purchase of treasury shares                                        (517,526)
   Net proceeds from issuance of treasury shares                       264,527
   Cash dividends paid                                 (22,807)        (21,174)
                                                     __________      __________
       Net cash used in financing activities           (36,641)        (59,448)
                                                     __________       _________

NET INCREASE IN CASH AND CASH EQUIVALENTS               37,276          11,027

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF QUARTER                                            62,463          39,541
                                                     __________       _________
CASH AND CASH EQUIVALENTS AT END OF QUARTER          $  99,739       $  50,568


NON-CASH ACTIVITIES:
  Capitalized lease obligations incurred             $   1,783
  Capitalized lease obligations terminated                 870       $     223


CASH PAYMENTS FOR:
  Income taxes                                          40,625          29,535
  Interest, net of amounts capitalized                   8,490           4,206





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

          In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1993 Annual Report.

          The balance sheet at February 3, 1994 has been taken from the audited financial statements at that date.


Capital Stock
_____________
          Average shares outstanding and per share data have been retroactively adjusted to reflect the two-for-one stock split distributed on October 4, 1993.


Cumulative Effect of Accounting Change
______________________________________
          At the beginning of the 1994 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation for benefits provided to former or inactive employees after employment but before retirement. The Company is self-insured for its employees' short-term and long-term disability plans which are the primary benefits paid to inactive employees prior to retirement. In prior years, disability benefits have been charged to expenses under the pay-as-you-go method. The total cumulative effect of this accounting change (net of $4.0 million in tax benefits) was to decrease net earnings by $6.4 million or $.03 per share. Approximately $8.8 million of the obligation for postemployment benefits is included with other long-term liabilities and deferred credits and the remainder is included with current salaries and related liabilities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
_____________________
          Sales for the 13 weeks ended May 5, 1994 increased by $190,175,000 (7.0%) over sales for the 13 weeks ended April 29, 1993. This increase was due to improved identical store sales, inflation and the continued expansion of net square footage. Identical store sales, sales in stores that have been in operation for the full 13 week periods of both years, increased 3.0% and comparable store sales (which include replacement stores) increased 3.3%. Management estimates that inflation accounted for approximately 0.3% of the identical store sales increase. During the quarter six stores were opened, four stores were closed and ten store remodels were completed. Net square footage has increased 5.4% from April 29, 1993.

          The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to sales         Percentage increase
                         ___________________   _________________________
                            13 weeks ended            First Quarter
                         ___________________   _________________________
                         5-5-94      4-29-93    1994/1993      1993/1992
                         _______    ________   ___________    __________
   Sales                 100.00%     100.00%       7.0%          18.4%
   Gross profit           24.84       24.32        9.3           23.8
   Operating and
     administrative
     expenses             19.47       19.37        7.6           12.4
   Operating profit        5.36        4.95       16.0          105.2
   Interest expense,
     net                   0.55        0.52       13.3           70.1
   Earnings before
     income taxes and
     cumulative effect
     of accounting
     change                4.76        4.38       16.4          110.4
   Net earnings            2.71        2.73        6.3          184.6

          Gross profit, as a percent to sales, increased due primarily to the expansion and increased utilization of the Company's distribution facilities. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $12,000,000 (0.41% to sales) for the 13 weeks ended May 5, 1994 and $11,200,000 (0.41% to sales) for the 13 weeks ended April 29, 1993.

          Net interest expense increased as a result of borrowings associated with the Company's purchase of its common stock from the estate of J. A. Albertson on March 10, 1993.

Liquidity and Capital Resources
_______________________________
          The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the first quarter of 1994 was $158 million as compared to $164 million in the prior year. During the quarter ended May 5, 1994 the Company spent $80 million for net capital expenditures, $23 million for the payment of dividends and $17 million to reduce commercial paper borrowings, long-term debt and current notes. The Company's commercial paper program is utilized to supplement cash requirements resulting from seasonal fluctuations created by the Company's capital expenditure program and changes in working capital. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods.

          Since 1987 the Board of Directors has continuously adopted or renewed plans under which the Company is authorized, but not required, to purchase shares of its common stock on the open market. The current plan was adopted by the Board on March 7, 1994 and authorizes the Company to purchase up to 2.5 million shares through March 31, 1995. During the quarter ended May 5, 1994 no shares were purchased pursuant to this program.

                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
__________________________
         There have not been any material developments in the Super Food Services, Inc. lawsuit or the routine litigation referred to in the Form 10-K for the fiscal year ended February 3, 1994.


Item 2.  Changes in Securities
______________________________
         In March 1992, the Company entered into a revolving credit agreement with several banks, whereby the Company may borrow, from time to time, principal amounts up to $200,000,000 at any time prior to April 1, 1997. In accordance with this revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $750 million.


Item 3.  Defaults upon Senior Securities
________________________________________
         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________
         The Company held its Annual Meeting of Stockholders on May 27, 1994 and transacted the following business:

   (a)   Election of directors:

             Nominee            Votes For   % For     Votes Withheld
         _________________     ___________  _____     ______________
         Kathryn Albertson     217,635,617  99.3%       1,625,762
         A. Gary Ames          217,749,534  99.3%       1,511,845
         John B. Carley        217,691,106  99.3%       1,570,273
         Paul I. Corddry       217,727,013  99.3%       1,534,366

   (b) Reappointment of Deloitte & Touche as the Company's independent auditors:

                                    Votes                       Broker
            Votes For    % For     Against      Abstentions    Nonvotes
         ______________  _____     _______      ___________    ________
           218,545,617   99.7%     319,510        394,211       2,041

   (c) Stockholder proposal to declassify the Board of Directors for the purpose of director elections:

                                    Votes                       Broker
            Votes For    % For     Against      Abstentions    Nonvotes
         ______________  _____   ___________    ___________   __________
            53,801,702   24.5%   136,824,848     1,616,255    27,018,574

   (d) Stockholder proposal to amend Albertson's, Inc. By-Laws to require secret ballot voting:

                                    Votes                       Broker
            Votes For    % For     Against      Abstentions    Nonvotes
         ______________  _____   ___________    ___________   __________
            44,348,514   20.2%   146,282,513     1,611,275    27,019,077

         As set forth in the Company's definitive proxy statement for use in connection with the Annual Meeting of Stockholders, abstentions and broker nonvotes were counted and had the same effect as a vote against the matter being voted upon.


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



                                                ALBERTSON'S, INC.
                                       _________________________________
                                                  (Registrant)



Date:      June 6, 1994                 A. Craig Olson
       _____________________           _________________________________
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

FORM 10-Q

	10