Form 10-Q
period 1994-08-04
ALBERTSONS INC /DE/
filed 1994-09-09
CIK 3333

                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     _______________________________


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934


For 26 Weeks Ended:  August 4, 1994      Commission File Number:  1-6187



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
Yes   X     No
    _____      _____

     Number of Registrant's $1.00 par value
     common shares outstanding at September 1, 1994:         253,605,683

                           PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)

                                      13 WEEKS ENDED            26 WEEKS ENDED
                                 ________________________  ________________________
                                   August 4,    July 29,      August 4,    July 29,
                                       1994        1993           1994        1993
                                 ____________ ___________  ____________ ___________
Sales                             $2,987,680  $2,768,242    $5,897,488  $5,487,875
Cost of sales                      2,236,768   2,095,665     4,423,821   4,153,811
                                  __________  __________    __________  __________
Gross profit                         750,912     672,577     1,473,667   1,334,064

Selling, general and
  administrative expenses            584,491     539,512     1,151,169   1,066,397
                                  __________  __________    __________  __________
Operating profit                     166,421     133,065       322,498     267,667

Other (expenses) income:
  Interest, net                      (15,327)    (15,209)      (31,473)    (29,458)
  Other, net                           1,227       3,926          (237)      2,573
                                  __________  __________    __________  __________
Earnings before income taxes
  and cumulative effect of
  accounting change                  152,321     121,782       290,788     240,782
Income taxes                          58,644      45,912       111,954      90,775
                                  __________  __________    __________  __________
Earnings before cumulative
  effect of accounting change         93,677      75,870       178,834     150,007
Cumulative effect of
  accounting change:
    Postemployment benefits                                     (6,382)
                                  __________  __________    __________  __________
NET EARNINGS                      $   93,677  $   75,870    $  172,452  $  150,007


Earnings per share before
  cumulative effect of
  accounting change                    $ .37       $ .30         $ .71       $ .59
Cumulative effect of accounting
  change:
    Postemployment benefits                                       (.03)
                                  __________  __________    __________  __________
EARNINGS PER SHARE                     $ .37       $ .30         $ .68       $ .59


DIVIDENDS DECLARED PER SHARE           $ .11       $ .09         $ .22       $ .18

Average number of shares
  outstanding                        253,572     253,126       253,535     255,204









See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)
                                                 August 4, 1994      February 3,
                                                   (unaudited)          1994
                                                 ______________     ____________
                   ASSETS
                   ______

CURRENT ASSETS:
  Cash and cash equivalents                          $   79,065       $   62,463
  Accounts and notes receivable                         101,103          114,493
  Inventories                                           835,274          871,719
  Prepaid expenses                                       30,935           13,589
  Deferred income tax benefits                           63,482           59,967
                                                     __________       __________
           TOTAL CURRENT ASSETS                       1,109,859        1,122,231

OTHER ASSETS                                            114,360           90,810

LAND, BUILDINGS AND EQUIPMENT                         3,270,558        3,109,172
  Less accumulated depreciation and amortization      1,106,930        1,027,318
                                                     __________       __________
                                                      2,163,628        2,081,854

                                                     __________       __________
                                                     $3,387,847       $3,294,895

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  566,903       $  600,376
  Notes payable                                                           10,000
  Salaries and related liabilities                      114,282          101,443
  Taxes other than income taxes                          52,417           38,095
  Income taxes                                           15,558           48,622
  Self-insurance                                         65,736           58,436
  Unearned income                                        18,900           19,927
  Other current liabilities                              34,759           30,277
  Current maturities of long-term debt                  201,511           76,692
  Current portion of capitalized lease obligations        6,417            6,194
                                                     __________        _________
           TOTAL CURRENT LIABILITIES                  1,076,483          990,062

LONG-TERM DEBT                                          418,848          554,092

CAPITALIZED LEASE OBLIGATIONS                           109,668          110,919

DEFERRED INCOME TAXES                                    16,947           28,766

UNEARNED INCOME                                          25,767           10,825

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        231,069          210,852

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 253,571,783
    shares and 253,406,983 shares, respectively         253,572          253,407
  Capital in excess of par value                          4,972            2,117
  Retained earnings                                   1,250,521        1,133,855
                                                     __________       __________
                                                      1,509,065        1,389,379

                                                     __________       __________
                                                     $3,387,847       $3,294,895



See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           26 WEEKS ENDED
                                                   ______________________________
                                                      August 4,        July 29,
                                                        1994             1993
                                                   _____________    _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 172,452        $ 150,007
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   108,878           94,517
       Net deferred income taxes                       (14,077)           2,240
       Cumulative effect of accounting change            6,382
       Changes in operating assets and liabilities      26,412           37,527
                                                     __________       __________
       Net cash provided by operating activities       300,047          284,291

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                               (188,846)        (186,811)
   Increase in other assets                            (23,550)         (12,994)
                                                     __________       __________
       Net cash used in investing activities          (212,396)        (199,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net line of credit activity                         (10,000)           5,000
   Proceeds from long-term borrowings                                   252,075
   Payments on long-term borrowings                    (78,308)         (28,432)
   Net commercial paper activity                        64,939          (21,236)
   Proceeds from stock options exercised                 3,020              635
   Purchase of treasury shares                                         (517,526)
   Net proceeds from issuance of treasury shares                        264,527
   Cash dividends                                      (50,700)         (43,954)
                                                     __________       __________
       Net cash used in financing activities           (71,049)         (88,911)
                                                     __________       __________

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           16,602           (4,425)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             62,463           39,541
                                                     __________       __________

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  79,065        $  35,116


NON-CASH ACTIVITIES:
  Capital lease obligations incurred                 $   4,574        $   4,217
  Capital lease obligations terminated                   2,658              223


CASH PAYMENTS FOR:
  Income taxes                                         155,076          123,850
  Interest, net of amounts capitalized                  27,461           23,371




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

          In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items, except for the cumulative effect adjustment associated with the adoption of Statement of Financial Accounting Standards No. 112. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1993 Annual Report.

          The balance sheet at February 3, 1994 has been taken from the audited financial statements at that date.


Capital Stock
_____________
          Average shares outstanding and per share data have been retroactively adjusted to reflect the two-for-one stock split distributed on October 4, 1993.


Cumulative Effect of Accounting Change
______________________________________
          At the beginning of the 1994 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation for benefits provided to former or inactive employees after employment but before retirement. The Company is self-insured for its employees' short-term and long-term disability plans which are the primary benefits paid to inactive employees prior to retirement. In prior years, disability benefits have been charged to expenses under the pay-as-you-go method. The total cumulative effect of this accounting change (net of $4.0 million in tax benefits) was to decrease net earnings by $6.4 million or $.03 per share. As of August 4, 1994, approximately $9.4 million of the obligation for postemployment benefits is included with other long-term liabilities and deferred credits and approximately $2.2 million is included with current salaries and related liabilities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
_____________________

Results for the quarter:
          Sales for the 13 weeks ended August 4, 1994 increased by $219,438,000 (7.9%) over sales for the 13 weeks ended July 29, 1993. This increase was due to improved identical store sales, inflation and the continued expansion of net square footage. Identical store sales, sales in stores that have been in operation for the equivalent 13 week periods of both years, increased 3.1% and comparable store sales (which include replacement stores) increased 3.5%. The identical store sales increase was primarily achieved through an Everyday Low Price strategy and strong in-store merchandising programs. Management estimates that inflation accounted for approximately 1.1% of the identical store sales increase. During the quarter fourteen stores were opened, three stores were closed and seven store remodels were completed. Net retail square footage increased 6.4% from July 29, 1993.

          The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to sales       Percentage increase
                         ___________________   _________________________
                            13 weeks ended           Second Quarter
                         ___________________   _________________________
                         8-04-94     7-29-93    1994/1993      1993/1992
                         _______    ________   ___________    __________
   Sales                 100.00%     100.00%        7.9%         6.3%
   Gross profit           25.13       24.30        11.6          8.2
   Selling, general and
     administrative
     expenses             19.56       19.49         8.3          6.4
   Operating profit        5.57        4.81        25.1         16.4
   Net interest
     expense               0.51        0.55         0.8         28.1
   Earnings before
     income taxes          5.10        4.40        25.1         16.0
   Net earnings            3.14        2.74        23.5         15.0

          Gross profit, as a percent to sales, increased due primarily to the expansion and increased utilization of the Company's distribution system. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $9,700,000 (0.32% to sales) for the 13 weeks ended August 4, 1994 and $10,400,000 (0.38% to sales) for the 13 weeks ended July 29, 1993.

          Selling, general and administrative (SG&A) expenses, as a percent to sales, increased due primarily to increases in insurance costs. The Company continues to emphasize its cost containment programs as well as increased productivity to control SG&A expenses as a percent to sales.

Year-to-date results:
          Sales for the 26 weeks ended August 4, 1994 increased by $409,613,000 (7.5%) over sales for the 26 weeks ended July 29, 1993. This increase was due to improved identical store sales, inflation and the continued expansion of net square footage. Identical store sales, sales in stores that have been in operation for the equivalent 26 week periods of both years, increased 3.1% and comparable store sales (which include replacement stores) increased 3.4%. The identical store sales increase was primarily achieved through an Everyday Low Price strategy and strong in-store merchandising programs. Management estimates that inflation accounted for approximately 1.1% of the identical store sales increase. During the 26 weeks 20 stores were opened, seven stores were closed, and 17 store remodels were completed. Net retail square footage increased 6.4% from July 29, 1993.

          The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to sales       Percentage increase
                         ___________________   _________________________
                            26 weeks ended           Year-to-date
                         ___________________   _________________________
                         8-04-94     7-29-93    1994/1993      1993/1992
                         _______    ________   ___________    __________
   Sales                 100.00%     100.00%        7.5%        12.0%
   Gross profit           24.99       24.31        10.5         15.4
   Selling, general and
     administrative
     expenses             19.52       19.43         7.9          9.3
   Operating profit        5.47        4.88        20.5         48.8
   Net interest
     expense               0.53        0.54         6.8         45.5
   Earnings before income
     taxes and cumulative
     effect of accounting
     change                4.93        4.39        20.8         49.1
   Net earnings            2.92        2.73        15.0         63.0

          Gross profit, as a percent to sales, increased due primarily to expansion and increased utilization of the Company's distribution system. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $21,700,000 (0.37% to sales) for the 26 weeks ended August 4, 1994 and $21,600,000 (0.39% to sales) for the 26 weeks ended July 29, 1993.

          Selling, general and administrative (SG&A) expenses for the 26 weeks ended August 4, 1994 increased due primarily to increases in insurance costs. The Company continues to emphasize its cost containment programs as well as increased productivity to control SG&A expenses as a percent to sales.

Liquidity and Capital Resources
_______________________________
          The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 26 weeks ended August 4, 1994 was $300 million as compared to $284 million in the prior year. During the 26 weeks ended August 4, 1994 the Company spent $189 million for net capital expenditures, $51 million for the payment of dividends and $23 million to reduce debt. The Company's commercial paper program is utilized to supplement cash requirements resulting from seasonal fluctuations created by the Company's capital expenditure program and changes in working capital. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods.

          Since 1987 the Board of Directors has continuously adopted or renewed plans under which the Company is authorized, but not required, to purchase shares of its common stock on the open market. The current plan was adopted by the Board on March 7, 1994 and authorizes the Company to purchase up to 2.5 million shares through March 31, 1995. During the 26 weeks ended August 4, 1994 no shares were purchased pursuant to this program.

                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
__________________________
         There have not been any material developments in the Super Food Services, Inc. lawsuit or the routine litigation referred to in the Form 10-K for the fiscal year ended February 3, 1994.


Item 2.  Changes in Securities
______________________________
         In March 1992, the Company entered into a revolving credit agreement with several banks, whereby the Company may borrow, from time to time, principal amounts up to $200 million at any time prior to April 1, 1997. In accordance with this revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $750 million.


Item 3.  Defaults upon Senior Securities
________________________________________
         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________
         Information regarding the Company's Annual Meeting of Stock-holders held on May 27, 1994 was included under Item 4 of Form 10-Q for the quarter ended May 5, 1994.


Item 5.  Other Information
__________________________
         The Albertson's, Inc. Stockholder Rights Plan Agreement dated as of March 2, 1987, as amended as of August 31, 1987, November 28, 1988 and September 6, 1989 (Rights Plan) was amended on September 6, 1994 to make the Purchase Price (as defined in the Rights Plan) $60.00 per Right. The Rights Agent for the Rights Plan is Chemical Trust Company of California.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________
     a.  Exhibits

          4.1.4   Fourth Amendment to the Stockholder Rights Plan
                  Agreement (dated September 6, 1994)

         10.20.1 Amendment to the Albertson's, Inc. 1990 Deferred Compensation Plan (dated April 12, 1994) *

         27       Financial data schedule for the 26 weeks ended
                  August 4, 1994

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



                                                ALBERTSON'S, INC.
                                       _________________________________
                                                  (Registrant)



Date:    September 8, 1994               A. CRAIG OLSON
                                         A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

FORM 10-Q

	13