Form 10-Q
period 1994-11-03
ALBERTSONS INC /DE/
filed 1994-12-14
CIK 3333

                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     _______________________________


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934


For 39 Weeks Ended:  November 3, 1994    Commission File Number:  1-6187



                            ALBERTSON'S, INC.
         ______________________________________________________
         (Exact name of Registrant as specified in its charter)


            Delaware                             82-0184434
_______________________________     ____________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho            83726
_______________________________________________         __________
              (Address)                                 (Zip Code)


Registrant's telephone number, including area code:  (208) 385-6200
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
Yes   X     No
    _____      _____

     Number of Registrant's $1.00 par value
     common shares outstanding at December 9, 1994:         253,784,150

                      PART I.  FINANCIAL INFORMATION


                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)


                                      13 WEEKS ENDED            39 WEEKS ENDED
                                 ________________________  ________________________
                                  November 3,  October 28,   November 3,  October 28,
                                       1994        1993           1994        1993
                                 ____________ ___________  ____________ ___________
Sales                             $2,928,012  $2,733,773    $8,825,500  $8,221,648
Cost of sales                      2,187,602   2,065,716     6,611,423   6,219,527
                                  __________  __________    __________  __________
Gross profit                         740,410     668,057     2,214,077   2,002,121

Selling, general and
  administrative expenses            569,744     528,368     1,720,913   1,594,765
                                  __________  __________    __________  __________
Operating profit                     170,666     139,689       493,164     407,356

Other (expenses) income:
  Interest, net                      (15,384)     (4,579)      (46,857)    (34,037)
  Other, net                          (1,906)       (220)       (2,143)      2,353
  Nonrecurring charge                            (29,900)                  (29,900)
                                  __________  __________    __________  __________
Earnings before income taxes
  and cumulative effect of
  accounting change                  153,376     104,990       444,164     345,772
Income taxes                          59,050      42,278       171,004     133,053
                                  __________  __________    __________  __________
Earnings before cumulative
  effect of accounting change         94,326      62,712       273,160     212,719
Cumulative effect of
  accounting change:
    Postemployment benefits                                     (6,382)
                                  __________  __________    __________  __________
NET EARNINGS                      $   94,326  $   62,712    $  266,778  $  212,719


Earnings per share before
  cumulative effect of
  accounting change                    $ .37       $ .25         $1.08       $ .84
Cumulative effect of accounting
  change:
    Postemployment benefits                                       (.03)
                                  __________  __________    __________  __________
EARNINGS PER SHARE                     $ .37       $ .25         $1.05       $ .84


DIVIDENDS DECLARED PER SHARE           $ .11       $ .09         $ .33       $ .27

Average number of shares
  outstanding                        253,648     253,218       253,573     254,542











See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                November 3, 1994     February 3,
                                                   (unaudited)          1994
                                                ________________    ____________
                   ASSETS
                   ______


CURRENT ASSETS:
  Cash and cash equivalents                          $   67,906      $   62,463
  Accounts and notes receivable                         114,211         114,493
  Inventories                                           929,322         871,719
  Prepaid expenses                                       29,100          13,589
  Deferred income tax benefits                           64,554          59,967
                                                     __________       __________
           TOTAL CURRENT ASSETS                       1,205,093       1,122,231

OTHER ASSETS                                            119,439          90,810

LAND, BUILDINGS AND EQUIPMENT                         3,377,159       3,109,172
  Less accumulated depreciation and amortization      1,138,211       1,027,318
                                                     __________       __________
                                                      2,238,948       2,081,854

                                                     __________       __________
                                                     $3,563,480      $3,294,895

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  626,719      $  600,376
  Notes payable                                                          10,000
  Salaries and related liabilities                      111,619         101,443
  Taxes other than income taxes                          60,679          38,095
  Income taxes                                            3,537          48,622
  Self-insurance                                         68,179          58,436
  Unearned income                                        20,113          19,927
  Other current liabilities                              36,935          30,277
  Current maturities of long-term debt                  201,635          76,692
  Current portion of capitalized lease obligations        6,703           6,194
                                                     __________       _________
           TOTAL CURRENT LIABILITIES                  1,136,119         990,062

LONG-TERM DEBT                                          458,022         554,092

CAPITALIZED LEASE OBLIGATIONS                           117,371         110,919

DEFERRED INCOME TAXES                                    17,454          28,766

UNEARNED INCOME                                          21,387          10,825

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        235,607         210,852

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 253,712,438
    shares and 253,406,983 shares, respectively         253,712         253,407
  Capital in excess of par value                          6,869           2,117
  Retained earnings                                   1,316,939       1,133,855
                                                     __________       _________
                                                      1,577,520       1,389,379

                                                     __________       _________
                                                     $3,563,480      $3,294,895




See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                                           39 WEEKS ENDED
                                                   ______________________________
                                                     November 3,      October 28,
                                                        1994             1993
                                                   _____________    _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 266,778        $ 212,719
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   165,886          143,695
       Net deferred income taxes                       (11,903)          (2,332)
       Cumulative effect of accounting change            6,382
       Changes in operating assets and liabilities     (22,230)            (829)
                                                     __________       __________
       Net cash provided by operating activities       404,913          353,253

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                               (311,604)        (295,247)
   Increase in other assets                            (28,629)          (1,647)
                                                     __________       __________
       Net cash used in investing activities          (340,233)        (296,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net line of credit activity                         (10,000)          (5,000)
   Proceeds from long-term borrowings                                   252,075
   Payments on long-term borrowings                    (80,330)         (30,216)
   Net commercial paper activity                       104,629           47,122
   Proceeds from stock options exercised                 5,057            3,133
   Purchase of treasury shares                                         (517,526)
   Net proceeds from issuance of treasury shares                        264,527
   Cash dividends                                      (78,593)         (66,736)
                                                     __________       __________
       Net cash used in financing activities           (59,237)         (52,621)
                                                     __________       __________

NET INCREASE IN CASH AND CASH EQUIVALENTS                5,443            3,738

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             62,463           39,541
                                                     __________       __________

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  67,906        $  43,279


NON-CASH ACTIVITIES:
  Capital lease obligations incurred                 $  14,081        $   7,900
  Capital lease obligations terminated                   2,658              730
  Liabilities assumed in connection with
    acquisition                                            112


CASH PAYMENTS FOR:
  Income taxes                                         226,590          163,351
  Interest, net of amounts capitalized                  37,294           26,579



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

    In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items, except for the cumulative effect adjustment associated with the adoption of Statement of Financial Accounting Standards No. 112 recorded in 1994 and a nonrecurring charge for a lawsuit settlement recorded in 1993. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1993 Annual Report.

    The balance sheet at February 3, 1994 has been taken from the audited financial statements at that date.


Cumulative Effect of Accounting Change
______________________________________

    At the beginning of the 1994 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation for benefits provided to former or inactive employees after employment but before retirement.
The Company is self-insured for its employees' short-term and long-term disability plans which are the primary benefits paid to inactive employees prior to retirement. In prior years, disability benefits have been charged to expenses under the pay-as-you-go method. The total cumulative effect of this accounting change (net of $4.0 million in tax benefits) was to decrease net earnings by $6.4 million or $.03 per share. As of November 3, 1994, approximately $9.7 million of the obligation for postemployment benefits is included with other long-term liabilities and deferred credits and approximately $2.6 million is included with current salaries and related liabilities.

Indebtedness
____________

    In October 1994, the Company entered into a new revolving credit agreement with several banks, whereby the Company may borrow principal amounts up to $400 million at varying interest rates any time prior to October 5, 1999. A previous $200 million revolving credit agreement was terminated in conjunction with the new agreement. The current agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $750 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
_____________________

Results for the quarter:

    Sales for the 13 weeks ended November 3, 1994 increased by $194,239,000 (7.1%) over sales for the 13 weeks ended October 28, 1993. This increase was due to improved identical store sales, inflation and the continued expansion of net retail square footage. Identical store sales, sales in stores that have been in operation for the equivalent 13 week periods of both years, increased 1.6% and comparable store sales (which include replacement stores) increased 1.8%. Management estimates that inflation accounted for approximately 1.0% of the identical store sales increase. During the quarter six stores were opened, two stores were closed and six store remodels were completed. Net retail square footage increased 6.6% from October 28, 1993.

    The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent To Sales     Percentage Incr. (Decr.)
                        ____________________   _________________________
                            13 Weeks Ended            Third Quarter
                        ____________________   _________________________
                        11-03-94    10-28-93    1994/1993     1993/1992
                        ________    ________   ___________    __________
    Sales                100.00%     100.00%        7.1%         5.7%
    Gross profit          25.29       24.44        10.8          7.3
    Selling, general &
      administrative
      expenses            19.46       19.33         7.8          5.8
    Operating profit       5.83        5.11        22.2         13.7
    Net interest
      expense              0.53        0.17       236.0        (59.5)
    Nonrecurring charge                1.09                      N/A
    Earnings before
      income taxes         5.24        3.84        46.1         (7.7)
    Net earnings           3.22        2.29        50.4        (12.3)

    Gross profit, as a percent to sales, increased due primarily to the expansion and increased utilization of the Company's distribution system. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $2,700,000 (0.09% to sales) for the 13 weeks ended November 3, 1994 as compared to a zero LIFO charge for the 13 weeks ended October 28, 1993.

    Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased costs associated with the Company's workers' compensation self-insurance program.

    Net interest expense for the 13 weeks ended October 28, 1993 included a reduction of approximately $9.7 million due to the successful resolution of a tax issue for which interest expense had previously been accrued. Excluding the prior year adjustment, net interest expense for the 13 weeks ended November 3, 1994 would have increased 8.0% over the same quarter last year as a result of increased interest on capitalized lease obligations and increased interest rates associated with the Company's commercial paper program.

    Net earnings for the 13 weeks ended October 28, 1993 included a nonrecurring charge for a lawsuit settlement, a decrease in interest expense due to the resolution of a tax issue (discussed above) and a retroactive increase in the Federal income tax rate. Those adjustments decreased last year's third quarter net earnings by $14.4 million or $.05 per share.


Year-to-date results:

    Sales for the 39 weeks ended November 3, 1994 increased by $603,852,000 (7.3%) over sales for the 39 weeks ended October 28, 1993. This increase was due to improved identical store sales, inflation and the continued expansion of net retail square footage. Identical store sales, sales in stores that have been in operation for the equivalent 39 week periods of both years, increased 2.6% and comparable store sales (which include replacement stores) increased 2.9%. Management estimates that inflation accounted for approximately 1.0% of the identical store sales increase. During the 39 weeks 26 stores were opened, nine stores were closed and 23 store remodels were completed.

    The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent To Sales       Percentage Increase
                        ____________________   _________________________
                            39 Weeks Ended           Year-To-Date
                        ____________________   _________________________
                        11-03-94    10-28-93    1994/1993      1993/1992
                        ________    ________   ___________    __________
    Sales                100.00%     100.00%        7.3%         9.8%
    Gross profit          25.09       24.35        10.6         12.6
    Selling, general &
      administrative
      expenses            19.50       19.40         7.9          8.1
    Operating profit       5.59        4.95        21.1         34.5
    Net interest
      expense              0.53        0.41        37.7          7.8
    Nonrecurring charge                0.36                      N/A
    Earnings before
      income taxes & cum-
      ulative effect of
      accounting change    5.03        4.21        28.5         25.6
    Net earnings           3.02        2.59        25.4         30.1

    Gross profit, as a percent to sales, increased due primarily to expansion and increased utilization of the Company's distribution system. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $24,400,000 (0.28% to sales) for the 39 weeks ended November 3, 1994 and $21,600,000 (0.26% to sales) for the 39 weeks ended October 28, 1993.

    Selling, general and administrative expenses for the 39 weeks ended November 3, 1994 increased due primarily to increased costs associated with the Company's workers' compensation self-insurance program.

    Net interest expense for the 39 weeks ended October 28, 1993 included a reduction of approximately $9.7 million due to the successful resolution of a tax issue for which interest expense had previously been accrued. Excluding this adjustment, net interest expense for the 39 weeks ended November 3, 1994 would have increased 7.2% over the prior year as a result of increased interest on capitalized lease obligations and increased interest rates associated with the Company's commercial paper program.

    Net earnings for the 39 weeks ended November 3, 1994 included a cumulative effect for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" which reduced net earnings by $.03 per share. Net earnings for the 39 weeks ended October 28, 1993 included a nonrecurring charge for a lawsuit settlement and a decrease in interest expense due to the resolution of a tax issue (discussed above) which decreased last year's net earnings by $.05 per share.


Liquidity and Capital Resources
_______________________________

    The Company's operating results continue to enhance its financial position and ability to fund its capital expansion program from operating activities. Cash provided by operating activities during the 39 weeks ended November 3, 1994 was $405 million as compared to $353 million in the prior year. During the 39 weeks ended November 3, 1994 the Company spent $312 million for net capital expenditures and $79 million for the payment of dividends. The Company's commercial paper program is utilized to supplement cash requirements resulting from seasonal fluctuations created by the Company's capital expenditure program and changes in working capital. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods. In conjunction with its new revolving credit agreement, the Company's commercial paper program was expanded from $200 million to $400 million in October, 1994. The revolving credit agreement serves as alternative funding for the Company's commercial paper program.

    Since 1987 the Board of Directors has continuously adopted or renewed plans under which the Company is authorized, but not required, to purchase shares of its common stock on the open market. The current plan was adopted by the Board on March 7, 1994 and authorizes the Company to purchase up to 2.5 million shares through March 31, 1995. During the 39 weeks ended November 3, 1994 no shares were purchased pursuant to this program.

                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
__________________________

    There have not been any material developments in the Super Food Services, Inc. lawsuit or the routine litigation referred to in the Form 10-K for the fiscal year ended February 3, 1994.


Item 2.  Changes in Securities
______________________________

    In October 1994, the Company entered into a revolving credit agreement with several banks, whereby the Company may borrow, from time to time, principal amounts up to $400 million at any time prior to October 5, 1999. In accordance with this revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $750 million.


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


Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

    a.  Exhibits

         4.1.4 Fourth Amendment to Stockholders Rights Plan Agreement (dated September 6, 1994)

        10.14    Credit Agreement (dated October 5, 1994)

        27       Financial data schedule for the 39 weeks ended
                 November 3, 1994

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



                                       ALBERTSON'S, INC.
                                       _________________________________
                                       (Registrant)



Date:    December 12, 1994             A. Craig Olson
       _____________________           _________________________________
                                       A. Craig Olson
                                       Senior Vice President, Finance
                                       and Chief Financial Officer

FORM 10-Q

	1