Form 10-Q/A
period 1993-10-28
ALBERTSONS INC /DE/
filed 1995-04-07
CIK 3333

                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     _______________________________


                            FORM 10-Q/A No. 1



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


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
                                                     ______________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    _____      _____

     Number of Registrant's $1.00 par value
     common shares outstanding at September 1, 1994:         253,605,683

   The results for the 26 weeks ended August 4, 1994 have been restated to give effect to a correction of the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" recorded in the first quarter. The cumulative effect (net of tax) of the adoption of SFAS No. 112 amounted to $17.0 million, or $.07 per share, compared to $6.4 million, or $.03 per share, as previously reported.

   The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q for the period ended August 4, 1994, (the "Form 10-Q"), as set forth below:

                                 Part I

   Financial Information (including Notes to Consolidated Financial Statements) which appears on pages 2 through 5 of Albertson's, Inc. Form 10-Q, is hereby amended and restated to read in its entirety as it appears on pages 3 through 7 of this Form 10-Q/A No. 1.

   Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 6 through 8 of Albertson's, Inc. Form 10-Q, is hereby amended and restated to read in its entirety as it appears on pages 8 through 10 of this Form 10-Q/A No. 1.

                                Part II

   The Financial Data Schedule for the 26 weeks ended August 4, 1994 which is included as Exhibit 27 of Albertson's, Inc. Form 10-Q is hereby amended and restated to read in its entirety as it appears in
   Exhibit 27 of this Form 10-Q/A No. 1.


   All other information contained in Part II which appears on pages 9 and 10 of Albertson's, Inc. Form 10-Q is included herewith, as originally filed, and appears on pages 11 and 12 of this Form 10-Q/A No. 1.

PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)

                                      13 WEEKS ENDED            26 WEEKS ENDED
                                 ________________________  ________________________
                                   August 4,    July 29,      August 4,    July 29,
                                       1994        1993           1994        1993
                                 ____________ ___________  ____________ ___________
Sales                             $2,987,680  $2,768,242    $5,897,488  $5,487,875
Cost of sales                      2,236,768   2,095,665     4,423,821   4,153,811
                                  __________  __________    __________  __________
Gross profit                         750,912     672,577     1,473,667   1,334,064

Selling, general and
  administrative expenses            584,491     539,512     1,151,169   1,066,397
                                  __________  __________    __________  __________
Operating profit                     166,421     133,065       322,498     267,667

Other (expenses) income:
  Interest, net                      (15,327)    (15,209)      (31,473)    (29,458)
  Other, net                           1,227       3,926          (237)      2,573
                                  __________  __________    __________  __________
Earnings before income taxes
  and cumulative effect of
  accounting change                  152,321     121,782       290,788     240,782
Income taxes                          58,644      45,912       111,954      90,775
                                  __________  __________    __________  __________
Earnings before cumulative
  effect of accounting change         93,677      75,870       178,834     150,007
Cumulative effect of
  accounting change:
    Postemployment benefits                                    (17,006)
                                  __________  __________    __________  __________
NET EARNINGS                      $   93,677  $   75,870    $  161,828  $  150,007


Earnings per share before
  cumulative effect of
  accounting change                    $ .37       $ .30         $ .71       $ .59
Cumulative effect of accounting
  change:
    Postemployment benefits                                       (.07)
                                  __________  __________    __________  __________
EARNINGS PER SHARE                     $ .37       $ .30         $ .64       $ .59


DIVIDENDS DECLARED PER SHARE           $ .11       $ .09         $ .22       $ .18

Average number of shares
  outstanding                        253,572     253,126       253,535     255,204








See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                 August 4, 1994      February 3,
                                                   (unaudited)          1994
                                                 ______________     ____________
                   ASSETS
                   ______

CURRENT ASSETS:
  Cash and cash equivalents                          $   79,065       $   62,463
  Accounts and notes receivable                         101,103          114,493
  Inventories                                           835,274          871,719
  Prepaid expenses                                       30,935           13,589
  Deferred income tax benefits                           63,482           59,967
                                                     __________       __________
           TOTAL CURRENT ASSETS                       1,109,859        1,122,231

OTHER ASSETS                                            114,360           90,810

LAND, BUILDINGS AND EQUIPMENT                         3,270,558        3,109,172
  Less accumulated depreciation and amortization      1,106,930        1,027,318
                                                     __________       __________
                                                      2,163,628        2,081,854

                                                     __________       __________
                                                     $3,387,847       $3,294,895

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  566,903       $  600,376
  Notes payable                                                           10,000
  Salaries and related liabilities                      114,282          101,443
  Taxes other than income taxes                          52,417           38,095
  Income taxes                                           15,558           48,622
  Self-insurance                                         65,736           58,436
  Unearned income                                        18,900           19,927
  Other current liabilities                              34,759           30,277
  Current maturities of long-term debt                  201,511           76,692
  Current portion of capitalized lease obligations        6,417            6,194
                                                     __________        _________
           TOTAL CURRENT LIABILITIES                  1,076,483          990,062

LONG-TERM DEBT                                          418,848          554,092

CAPITALIZED LEASE OBLIGATIONS                           109,668          110,919

DEFERRED INCOME TAXES                                    10,297           28,766

UNEARNED INCOME                                          25,767           10,825

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        248,342          210,852

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 253,571,783
    shares and 253,406,983 shares, respectively         253,572          253,407
  Capital in excess of par value                          4,972            2,117
  Retained earnings                                   1,239,898        1,133,855
                                                     __________       __________
                                                      1,498,442        1,389,379

                                                     __________       __________
                                                     $3,387,847       $3,294,895


See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                                           26 WEEKS ENDED
                                                   ______________________________
                                                      August 4,        July 29,
                                                        1994             1993
                                                   _____________    _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 161,828        $ 150,007
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   108,878           94,517
       Net deferred income taxes                       (14,077)           2,240
       Cumulative effect of accounting change           17,006
       Changes in operating assets and liabilities      26,412           37,527
                                                     __________       __________
       Net cash provided by operating activities       300,047          284,291

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                               (188,846)        (186,811)
   Increase in other assets                            (23,550)         (12,994)
                                                     __________       __________
       Net cash used in investing activities          (212,396)        (199,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net line of credit activity                         (10,000)           5,000
   Proceeds from long-term borrowings                                   252,075
   Payments on long-term borrowings                    (78,308)         (28,432)
   Net commercial paper activity                        64,939          (21,236)
   Proceeds from stock options exercised                 3,020              635
   Purchase of treasury shares                                         (517,526)
   Net proceeds from issuance of treasury shares                        264,527
   Cash dividends                                      (50,700)         (43,954)
                                                     __________       __________
       Net cash used in financing activities           (71,049)         (88,911)
                                                     __________       __________

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           16,602           (4,425)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             62,463           39,541
                                                     __________       __________

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  79,065        $  35,116


NON-CASH ACTIVITIES:
  Capital lease obligations incurred                 $   4,574        $   4,217
  Capital lease obligations terminated                   2,658              223


CASH PAYMENTS FOR:
  Income taxes                                         155,076          123,850
  Interest, net of amounts capitalized                  27,461           23,371



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


Cumulative Effect of Accounting Change
______________________________________
   At the beginning of the 1994 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation for benefits provided to former or inactive employees after employment but before retirement.
The Company is self-insured for its employees' short-term and long-term disability plans which are the primary benefits paid to inactive employees prior to retirement. In prior years, expenses for disability benefits were charged to earnings under the pay-as-you-go method. The total cumulative effect of this accounting change (net of $10.6 million in tax benefits) was to decrease net earnings by $17.0 million or $.07 per share. The impact of this change on current year operations is not material. As of August 4, 1994, $26.7 million of the obligation for postemployment benefits is included with other long-term liabilities and $2.2 million is included with current salaries and related liabilities in the Company's consolidated balance sheets.

   The results for the first quarter of 1994 have been restated to give effect to a correction of the cumulative effect of the adoption of SFAS No. 112. The cumulative effect was originally reported as $6.4 million or $.03 per share.

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

   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to Sales       Percentage Increase
                         ___________________   _________________________
                            26 weeks ended           Year-to-date
                         ___________________   _________________________
                         8-04-94     7-29-93    1994/1993      1993/1992
                         _______    ________   ___________    __________
   Sales                 100.00%     100.00%        7.5%        12.0%
   Gross profit           24.99       24.31        10.5         15.4
   Selling, general and
     administrative
     expenses             19.52       19.43         7.9          9.3
   Operating profit        5.47        4.88        20.5         48.8
   Net interest
     expense               0.53        0.54         6.8         45.5
   Earnings before income
     taxes and cumulative
     effect of accounting
     change                4.93        4.39        20.8         49.1
   Net earnings            2.74        2.73         7.9         63.0

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

   b. The following reports on Form 8-K were filed during the quarter:

       None.

                               SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ALBERTSON'S, INC.
                                       _________________________________
                                                  (Registrant)



Date:    April 6, 1995                  A. Craig Olson
       _____________________           _________________________________
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

FORM 10-Q/A No. 1

	1