Form 10-Q/A
period 1993-10-28
ALBERTSONS INC /DE/
filed 1995-04-07
CIK 3333

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

  The results for the first quarter of 1994 have been restated to give effect to a correction of the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect (net of tax) of the adoption of SFAS No. 112 amounted to $17.0 million, or $.07 per share, compared to $6.4 million, or $.03 per share, as previously reported.

   The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q for the period ended May 5, 1994, (the "Form 10-Q"), as set forth below:

                                 Part I

   Financial Information (including Notes to Consolidated Financial Statements) which appears on pages 2 through 5 of Albertson's, Inc. Form 10-Q, is hereby amended and restated to read in its entirety as it appears on pages 3 through 7 of this Form 10-Q/A No. 1.

   Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 6 and 7 of Albertson's, Inc. Form 10-Q, is hereby amended and restated to read in its entirety as it appears on pages 8 and 9 of this Form 10-Q/A No. 1.


   Other information contained in Part II which appears on pages 8 and 9 of Albertson's, Inc. Form 10-Q is included herewith, as originally filed, and appears on pages 10 and 11 of this Form 10-Q/A No. 1.

                     PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)
                                                        13 WEEKS ENDED
                                                 __________________________
                                                     May 5,       April 29,
                                                        1994          1993
                                                 ____________   ___________
Sales                                             $2,909,808    $2,719,633
Cost of sales                                      2,187,053     2,058,146
                                                  ___________   ___________
Gross profit                                         722,755       661,487

Selling, general and administrative expenses         566,678       526,885
                                                  ___________   ___________
Operating profit                                     156,077       134,602

Other (expenses) income:
  Interest, net                                      (16,146)      (14,249)
  Other, net                                          (1,464)       (1,353)
                                                  ___________   ___________
Earnings before income taxes and cumulative
  effect of accounting change                        138,467       119,000
Income taxes                                          53,310        44,863
                                                  ___________   ___________
Earnings before cumulative effect of
  accounting change                                   85,157        74,137

Cumulative effect of accounting change:
  Postemployment benefits                            (17,006)
                                                  ___________   ___________
NET EARNINGS                                      $   68,151    $   74,137


Earnings per share before cumulative
  effect of accounting change                         $ .34          $ .29

Cumulative effect of accounting change:
  Postemployment benefits                              (.07)
                                                  ___________   ___________
EARNINGS PER SHARE                                    $ .27          $ .29


DIVIDENDS DECLARED PER SHARE                          $ .11          $ .09

Average number of shares outstanding                253,499        257,283















See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)
                                                   May 5, 1994      February 3,
                                                   (unaudited)          1994
                                                 ______________     ____________
                   ASSETS
                   ______

CURRENT ASSETS:
  Cash and cash equivalents                          $   99,739       $   62,463
  Accounts and notes receivable                         116,503          114,493
  Inventories                                           838,860          871,719
  Prepaid expenses                                       17,796           13,589
  Deferred income taxes                                  61,407           59,967
                                                     __________       __________
           TOTAL CURRENT ASSETS                       1,134,305        1,122,231

OTHER ASSETS                                             95,499           90,810

LAND, BUILDINGS AND EQUIPMENT                         3,179,645        3,109,172
  Less accumulated depreciation and amortization      1,070,650        1,027,318
                                                     __________       __________
                                                      2,108,995        2,081,854
                                                     __________       __________
                                                     $3,338,799       $3,294,895

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  549,427       $  600,376
  Notes payable                                                           10,000
  Salaries and related liabilities                      119,216          101,443
  Taxes other than income taxes                          44,489           38,095
  Income taxes                                           61,340           48,622
  Self-insurance                                         62,088           58,436
  Unearned income                                        17,944           19,927
  Other current liabilities                              38,576           30,277
  Current maturities of long-term debt                  226,538           76,692
  Current capitalized lease obligations                   6,161            6,194
                                                     __________        _________
           TOTAL CURRENT LIABILITIES                  1,125,779          990,062

LONG-TERM DEBT                                          398,735          554,092

CAPITALIZED LEASE OBLIGATIONS                           110,529          110,919

DEFERRED INCOME TAXES                                    18,185           28,766

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        252,921          221,677

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 253,571,383
    shares and 253,406,983 shares, respectively         253,571          253,407
  Capital in excess of par value                          4,966            2,117
  Retained earnings                                   1,174,113        1,133,855
                                                     __________       __________
                                                      1,432,650        1,389,379
                                                     __________       __________
                                                     $3,338,799       $3,294,895





See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           13 WEEKS ENDED
                                                   ______________________________
                                                       May 5,          April 29,
                                                        1994             1993
                                                   _____________    _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $  68,151        $  74,137
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                    53,291           46,599
       Net deferred income taxes                        (4,114)          (2,521)
       Cumulative effect of accounting change           17,006
       Changes in operating assets and liabilities      23,848           46,224
                                                     __________       __________
       Net cash provided by operating activities       158,182          164,439

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     non-cash activities                               (79,576)         (87,948)
   Increase in other assets                             (4,689)          (6,016)
                                                     __________       __________
       Net cash used in investing activities           (84,265)         (93,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net line of credit activity                         (10,000)           5,000
   Proceeds from long-term borrowings                                   252,075
   Payments on long-term borrowings                     (1,534)          (1,761)
   Net commercial paper activity                        (5,313)         (41,095)
   Proceeds from stock options exercised                 3,013              506
   Purchase of treasury shares                                         (517,526)
   Net proceeds from issuance of treasury shares                        264,527
   Cash dividends paid                                 (22,807)         (21,174)
                                                     __________       __________
       Net cash used in financing activities           (36,641)         (59,448)
                                                     __________       __________

NET INCREASE IN CASH AND CASH EQUIVALENTS               37,276           11,027

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF QUARTER                                            62,463           39,541
                                                     __________       __________
CASH AND CASH EQUIVALENTS AT END OF QUARTER          $  99,739        $  50,568


NON-CASH ACTIVITIES:
  Capitalized lease obligations incurred             $   1,783
  Capitalized lease obligations terminated                 870        $     223


CASH PAYMENTS FOR:
  Income taxes                                          40,625           29,535
  Interest, net of amounts capitalized                   8,490            4,206




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


Cumulative Effect of Accounting Change
______________________________________
   At the beginning of the 1994 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation for benefits provided to former or inactive employees after employment but before retirement.
The Company is self-insured for its employees' short-term and long-term disability plans which are the primary benefits paid to inactive employees prior to retirement. In prior years, expenses for disability benefits were charged to earnings under the pay-as-you-go method. The total cumulative effect of this accounting change (net of $10.6 million in tax benefits) was to decrease net earnings by $17.0 million or $.07 per share. The impact of this change on current year operations is not material. As of May 5, 1994, $26.1 million of the obligation for postemployment benefits is included with other long-term liabilities and $2.2 million is included with current salaries and related liabilities in the Company's consolidated balance sheets.

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

   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to Sales     Percentage Incr.(Decr.)
                         ___________________   _________________________
                            13 weeks ended            First Quarter
                         ___________________   _________________________
                         5-5-94      4-29-93    1994/1993      1993/1992
                         _______    ________   ___________    __________
   Sales                 100.00%     100.00%       7.0%          18.4%
   Gross profit           24.84       24.32        9.3           23.8
   Selling, general and
     administrative
     expenses             19.47       19.37        7.6           12.4
   Operating profit        5.36        4.95       16.0          105.2
   Interest expense,
     net                   0.55        0.52       13.3           70.1
   Earnings before
     income taxes and
     cumulative effect
     of accounting
     change                4.76        4.38       16.4          110.4
   Net earnings            2.34        2.73       (8.1)         184.6

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

   The decrease in net earnings resulted from the cumulative effect of adopting SFAS No. 112 "Employers Accounting for Postemployment
Benefits."

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

Nominee            Votes For   % For     Votes Withheld
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

   As set forth in the Company's definitive proxy statement for use in connection with the Annual Meeting of Stockholders, abstentions and broker nonvotes have been counted and had the same effect as a vote against the matter being voted upon.


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

	14