Form 10-Q/A
period 1993-10-28
ALBERTSONS INC /DE/
filed 1995-04-07
CIK 3333

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

    The results for the 39 weeks ended November 3, 1994 have been restated to give effect to a correction of the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" recorded in the first quarter. The cumulative effect (net of tax) of the adoption of SFAS No. 112 amounted to $17.0 million, or $.07 per share, compared to $6.4 million, or $.03 per share, as previously reported.

    The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q for the period ended November 3, 1994, (the "Form 10-Q"), as set forth below:

                                 Part I

    Financial Information (including Notes to Consolidated Financial Statements) which appears on pages 2 through 6 of Albertson's, Inc. Form 10-Q, is hereby amended and restated to read in its entirety as it appears on pages 3 through 7 of this Form 10-Q/A No. 1.

    Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 7 through 9 of Albertson's, Inc. Form 10-Q, is hereby amended and restated to read in its entirety as it appears on pages 8 through 10 of this Form 10-Q/A No. 1.

                                Part II

    The Financial Data Schedule for the 39 weeks ended November 3, 1994 which is included as Exhibit 27 of Albertson's, Inc. Form 10-Q is hereby amended and restated to read in its entirety as it appears in
    Exhibit 27 of this Form 10-Q/A No. 1.


    All other information contained in Part II which appears on page 10 of Albertson's, Inc. Form 10-Q is included herewith, as originally filed, and appears on page 11 of this Form 10-Q/A No. 1.


                      PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)

                                      13 WEEKS ENDED            39 WEEKS ENDED
                                 ________________________  ________________________
                                  November 3,  October 28,   November 3,  October 28,
                                       1994        1993           1994        1993
                                 ____________ ___________  ____________ ___________
Sales                             $2,928,012  $2,733,773    $8,825,500  $8,221,648
Cost of sales                      2,187,602   2,065,716     6,611,423   6,219,527
                                  __________  __________    __________  __________
Gross profit                         740,410     668,057     2,214,077   2,002,121

Selling, general and
  administrative expenses            569,744     528,368     1,720,913   1,594,765
                                  __________  __________    __________  __________
Operating profit                     170,666     139,689       493,164     407,356

Other (expenses) income:
  Interest, net                      (15,384)     (4,579)      (46,857)    (34,037)
  Other, net                          (1,906)       (220)       (2,143)      2,353
  Nonrecurring charge                            (29,900)                  (29,900)
                                  __________  __________    __________  __________
Earnings before income taxes
  and cumulative effect of
  accounting change                  153,376     104,990       444,164     345,772
Income taxes                          59,050      42,278       171,004     133,053
                                  __________  __________    __________  __________
Earnings before cumulative
  effect of accounting change         94,326      62,712       273,160     212,719
Cumulative effect of
  accounting change:
    Postemployment benefits                                    (17,006)
                                  __________  __________    __________  __________
NET EARNINGS                      $   94,326  $   62,712    $  256,154  $  212,719


Earnings per share before
  cumulative effect of
  accounting change                    $ .37       $ .25         $1.08       $ .84
Cumulative effect of accounting
  change:
    Postemployment benefits                                       (.07)
                                  __________  __________    __________  __________
EARNINGS PER SHARE                     $ .37       $ .25         $1.01       $ .84


DIVIDENDS DECLARED PER SHARE           $ .11       $ .09         $ .33       $ .27

Average number of shares
  outstanding                        253,648     253,218       253,573     254,542










See Notes to Consolidated Financial Statements.


                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)
                                                November 3, 1994     February 3,
                                                   (unaudited)          1994
                                                ________________    ____________
                   ASSETS
                   ______


CURRENT ASSETS:
  Cash and cash equivalents                          $   67,906       $   62,463
  Accounts and notes receivable                         114,211          114,493
  Inventories                                           929,322          871,719
  Prepaid expenses                                       29,100           13,589
  Deferred income tax benefits                           64,554           59,967
                                                     __________       __________
           TOTAL CURRENT ASSETS                       1,205,093        1,122,231

OTHER ASSETS                                            119,439           90,810

LAND, BUILDINGS AND EQUIPMENT                         3,377,159        3,109,172
  Less accumulated depreciation and amortization      1,138,211        1,027,318
                                                     __________       __________
                                                      2,238,948        2,081,854

                                                     __________       __________
                                                     $3,563,480       $3,294,895

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  626,719       $  600,376
  Notes payable                                                           10,000
  Salaries and related liabilities                      111,619          101,443
  Taxes other than income taxes                          60,679           38,095
  Income taxes                                            3,537           48,622
  Self-insurance                                         68,179           58,436
  Unearned income                                        20,113           19,927
  Other current liabilities                              36,935           30,277
  Current maturities of long-term debt                  201,635           76,692
  Current portion of capitalized lease obligations        6,703            6,194
                                                     __________        _________
           TOTAL CURRENT LIABILITIES                  1,136,119          990,062

LONG-TERM DEBT                                          458,022          554,092

CAPITALIZED LEASE OBLIGATIONS                           117,371          110,919

DEFERRED INCOME TAXES                                    10,804           28,766

UNEARNED INCOME                                          21,387           10,825

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        252,880          210,852

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 253,712,438
    shares and 253,406,983 shares, respectively         253,712          253,407
  Capital in excess of par value                          6,869            2,117
  Retained earnings                                   1,306,316        1,133,855
                                                     __________       __________
                                                      1,566,897        1,389,379

                                                     __________       __________
                                                     $3,563,480       $3,294,895


See Notes to Consolidated Financial Statements.


                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           39 WEEKS ENDED
                                                   ______________________________
                                                     November 3,      October 28,
                                                        1994             1993
                                                   _____________    _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 256,154        $ 212,719
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   165,886          143,695
       Net deferred income taxes                       (11,903)          (2,332)
       Cumulative effect of accounting change           17,006
       Changes in operating assets and liabilities     (22,230)            (829)
                                                     __________       __________
       Net cash provided by operating activities       404,913          353,253

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                               (311,604)        (295,247)
   Increase in other assets                            (28,629)          (1,647)
                                                     __________       __________
       Net cash used in investing activities          (340,233)        (296,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net line of credit activity                         (10,000)          (5,000)
   Proceeds from long-term borrowings                                   252,075
   Payments on long-term borrowings                    (80,330)         (30,216)
   Net commercial paper activity                       104,629           47,122
   Proceeds from stock options exercised                 5,057            3,133
   Purchase of treasury shares                                         (517,526)
   Net proceeds from issuance of treasury shares                        264,527
   Cash dividends                                      (78,593)         (66,736)
                                                     __________       __________
       Net cash used in financing activities           (59,237)         (52,621)
                                                     __________       __________

NET INCREASE IN CASH AND CASH EQUIVALENTS                5,443            3,738

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             62,463           39,541
                                                     __________       __________

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  67,906        $  43,279


NON-CASH ACTIVITIES:
  Capital lease obligations incurred                 $  14,081        $   7,900
  Capital lease obligations terminated                   2,658              730
  Liabilities assumed in connection with
    acquisition                                            112


CASH PAYMENTS FOR:
  Income taxes                                         226,590          163,351
  Interest, net of amounts capitalized                  37,294           26,579



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


Cumulative Effect of Accounting Change
______________________________________

    At the beginning of the 1994 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation for benefits provided to former or inactive employees after employment but before retirement.
The Company is self-insured for its employees' short-term and long-term disability plans which are the primary benefits paid to inactive employees prior to retirement. In prior years, expenses for disability benefits were charged to earnings under the pay-as-you-go method. The total cumulative effect of this accounting change (net of $10.6 million in tax benefits) was to decrease net earnings by $17.0 million or $.07 per share. The impact of this change on current year operations is not material. As of November 3, 1994, $26.9 million of the obligation for postemployment benefits is included with other long-term liabilities and $2.6 million is included with current salaries and related liabilities in the Company's consolidated balance sheets.

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

    The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to Sales       Percentage Increase
                        ____________________   _________________________
                            39 Weeks Ended           Year-to-Date
                        ____________________   _________________________
                        11-03-94    10-28-93    1994/1993      1993/1992
                        ________    ________   ___________    __________
    Sales                100.00%     100.00%        7.3%         9.8%
    Gross profit          25.09       24.35        10.6         12.6
    Selling, general &
      administrative
      expenses            19.50       19.40         7.9          8.1
    Operating profit       5.59        4.95        21.1         34.5
    Net interest
      expense              0.53        0.41        37.7          7.8
    Nonrecurring charge                0.36                      N/A
    Earnings before
      income taxes & cum-
      ulative effect of
      accounting change    5.03        4.21        28.5         25.6
    Net earnings           2.90        2.59        20.4         30.1

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

    Net earnings for the 39 weeks ended November 3, 1994 included a cumulative effect for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" which reduced net earnings by $.07 per share. Net earnings for the 39 weeks ended October 28, 1993 included a nonrecurring charge for a lawsuit settlement and a decrease in interest expense due to the resolution of a tax issue (discussed above) which decreased last year's net earnings by $.05 per share.


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