Form 10-K
period 1995-02-02
ALBERTSONS INC /DE/
filed 1995-04-07
CIK 3333

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 1995       Commission file number 1-6187

                                ALBERTSON'S, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        Delaware                                           82-0184434
- ------------------------                      --------------------------------
(State of Incorporation)                      (Employer Identification Number)

           250 Parkcenter Boulevard, P.O. Box 20, Boise, Idaho  83726
                                 (208) 385-6200


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange
              Title of each class                      on which registered
   ------------------------------------------        -----------------------
   Common Stock, $1.00 par value, 254,022,781        New York Stock Exchange
     shares outstanding on March 31, 1995            Pacific Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No
                                                ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 31, 1995: $6,210,893,114.


                      Documents Incorporated by Reference
                      -----------------------------------

Listed hereunder are the documents, any portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Annual Report to Stockholders for the fiscal year ended February 2, 1995, portions of which are incorporated by reference into Part II and Part IV of this Form 10-K; and

2. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on May 26, 1995, (the "Proxy Statement") to be filed within 120 days after the Registrant's fiscal year ended February 2, 1995, portions of which are incorporated by reference into Part III of this Form 10-K.

                      Documents Incorporated by Reference

Part II

Item 5 -  Market for the Registrant's   Inside back cover of the Annual Report
          Common Equity and Related     to Stockholders for the year ended
          Stockholder Matters           February 2, 1995

Item 6 -  Selected Financial Data       Page 40 of the Annual Report to
                                        Stockholders for the year ended
                                        February 2, 1995

Item 7 -  Management's Discussion and   Pages 17 to 19 of the Annual
          Analysis of Financial         Report to Stockholders for the
          Condition and Results of      year ended February 2, 1995
          Operations

Item 8 -  Financial Statements and      Pages 20 to 39 and page 41 of the
          Supplementary Data            Annual Report to Stockholders for
                                        the year ended February 2, 1995

Part III

Item 10 - Directors and Executive       The material contained under the
          Officers of the Registrant    headings "Election of Directors,"
                                        "Nominees for Election as
                                        Class III Directors," "Nominee for
                                        Election as Class II Director,"
                                        "Continuing Class I Directors,"
                                        "Continuing Class II Directors" and
                                        "Filing of Forms Pursuant to Section
                                        16 of the Securities Exchange Act of
                                        1934" in the Proxy Statement

Item 11 - Executive Compensation        The material contained under the
                                        headings "Summary Compensation Table,"
                                        "Stock Option and Year-End Value
                                        Table" and "Retirement Benefits" in
                                        the Proxy Statement

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

Item 13 - Certain Relationships and     The material contained under the
          Related Transactions          heading "Certain Transactions" in
                                        the Proxy Statement

Part IV

Item 14 - Exhibits, Financial           Pages 20 to 39 and page 41 of the
          Statement Schedules and       Annual Report to Stockholders for
          Reports on Form 8-K           the year ended February 2, 1995

                               ALBERTSON'S, INC.

                               TABLE OF CONTENTS


Item                                                            Page
- ----                                                            ----
                                 PART I

 1.   Business                                                    4

 2.   Properties                                                  5

 3.   Legal Proceedings                                           7

 4.   Submission of Matters to a Vote of Security Holders         7


                                PART II

 5.   Market for the Registrant's Common Equity and Related
       Stockholder Matters                                        8

 6.   Selected Financial Data                                     8

 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        8

 8.   Financial Statements and Supplementary Data                 8

 9.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                     8


                                PART III

10.   Directors and Executive Officers of the Registrant          9

11.   Executive Compensation                                     11

12.   Security Ownership of Certain Beneficial Owners
       and Management                                            11

13.   Certain Relationships and Related Transactions             11


                                PART IV

14.   Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                               12

                                     PART I

Item 1.  Business

General

   The Registrant, Albertson's, Inc. (the "Company"), is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.
A. Albertson in 1939. The Company is the fourth largest retail food-drug chain in the United States with operations in 19 Western, Midwestern and Southern states. As of February 2, 1995, the Company operated 720 stores consisting of 588 combination food-drug stores, 88 conventional supermarkets and 44 warehouse stores. Retail operations are supported by eleven Company-owned distribution centers.

   The Company's combination food-drug stores are super grocery/super drugstores under one roof and range in size from 35,000 to 75,000 square feet. Most of these stores offer prescription drugs and an expanded section of cosmetics and nonfoods in addition to specialty departments such as service seafood and meat, bakery, lobby/video, service delicatessen and floral. Food and nonfood shopping areas are served by a common set of checkstands and approximately equal amounts of selling space are devoted to each area.

   The Company's conventional supermarkets range in size from 15,000 to 35,000 square feet. These stores offer a full selection in the basic departments of grocery, meat, produce, dairy and limited nonfood lines. Many locations have an in-store bakery and service delicatessen.

   The Company's warehouse stores are operated primarily under the name "Max Food and Drug." These no-frills stores range in size from 17,000 to 73,000 square feet and offer significant savings with special emphasis on discounted meat and produce.

   The Company's retail operations are organized into regions with each region comprised of three to five divisions. A senior vice president who also serves as a regional manager directs the operating divisions in retail strategies, planning, marketing approaches and employee development. Each operating division is managed by a division vice president or manager. The division staff includes district sales managers responsible for an average of 20 stores and merchandising specialists in areas such as grocery, produce, pharmacy, liquor, general merchandise, bakery, meat and service delicatessen. District sales managers, as well as store directors, are responsible for overall store operations, and merchandising specialists serve as advisors to help maintain adherence to overall division pricing and merchandising policies.

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

   The Company has been able to efficiently supply its stores with merchandise through various means. Stores are provided with merchandise from the Company's distribution centers, outside suppliers or directly from manufacturers in an
effort to obtain merchandise at the lowest possible cost.   The Company
services all of its retail stores from Company-owned distribution centers.

   All of the Company's stores carry a broad range of national brands and offer "Albertson's Brands" products in many merchandise categories. The Company's stores emphasize everyday low prices and provide consumer information such as: nutritional signing in the meat and produce departments, freshness code dating, unit pricing and food information pamphlets. The Company also offers a choice of recyclable paper or plastic bags and collection bins for plastic bag recycling.

   As of February 2, 1995, the Company employed approximately 76,000 people. Approximately 42% of the employees are covered by collective bargaining agreements. The Company considers its present relations with employees to be satisfactory and intends to continue employee development and training, employee benefit, wage and salary administration programs.

   Albertson's stores are located in the Western, Midwestern and Southern areas of the United States. The following is a summary of the stores by state as of February 2, 1995:

                       Albertson's Retail Stores
                       -------------------------
                       Arizona                24
                       Arkansas                1
                       California            161
                       Colorado               46
                       Florida                82
                       Idaho                  28
                       Kansas                  4
                       Louisiana              14
                       Montana                 8
                       Nebraska                6
                       Nevada                 24
                       New Mexico             18
                       Oklahoma               17
                       Oregon                 46
                       South Dakota            1
                       Texas                 128
                       Utah                   33
                       Washington             71
                       Wyoming                 8
                                             ---
                       Total                 720
                                             ===


Item 2.  Properties

   The Company has actively pursued an expansion program of adding new retail stores, enlarging and remodeling existing stores and replacing old stores. During the past ten years, the Company has built or acquired 430 stores. Approximately 93% of the Company's current square footage has been opened or remodeled during the same period. The Company continues to follow the policy of closing stores that are obsolete or lack satisfactory profit potential.

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

   As of year end, the Company operated 720 stores in the states discussed in
Item 1.  An analysis of stores by division is as follows:

                                                              Number
                                                             of Stores
                                                             ---------
   Idaho (Southern Idaho (25), Northern Nevada (7),
      Eastern Oregon (4) and Wyoming (1))                        37
   Inland Empire (Eastern Washington (18),
      Montana (8) and Northern Idaho (2))                        28
   Utah (Utah (33) and Wyoming (1))                              34
   Western Washington                                            49
   Oregon (Western Oregon (42) and Washington (4))               46
   Southern California (California (92) and
      Southern Nevada (17))                                     109
   Northern California                                           43
   Rocky Mountain (Colorado (37), Wyoming (5),
      and South Dakota (1))                                      43
   Southwest (Arizona (24), New Mexico (17), Texas (4)
      and California (1))                                        46
   Midwest (Oklahoma (17), Nebraska (6) and Kansas (4))          27
   South Texas                                                   34
   North Texas (Texas (83), Louisiana (14)
      and Arkansas (1))                                          98
   Florida                                                       82
   Max Food & Drug (California (25), Colorado (9),
      Texas (7), Idaho (1), New Mexico (1) and Wyoming (1))      44
                                                                ---
                                                                720
                                                                ===

   The following is a summary of stores, by classification, as of the indicated fiscal year end:

                            1994       1993       1992       1991       1990
                            ----       ----       ----       ----       ----
   Combination Food-Drug     588        536        506        407        364
   Conventional Stores        88         96        106        123        136
   Warehouse Stores           44         44         44         32         31
                             ---        ---        ---        ---        ---
   Total                     720        676        656        562        531
                             ===        ===        ===        ===        ===

   The following table summarizes the Company's square footage by store type as of the indicated fiscal year end (in thousands):

                           1994       1993       1992       1991       1990
                          ------     ------     ------     ------     ------
   Combination Food-Drug  29,217     26,602     25,159     19,647     17,589
   Conventional Stores     2,524      2,741      3,009      3,471      3,800
   Warehouse Stores        2,037      2,031      1,959      1,383      1,345
                          ------     ------     ------     ------     ------
   Total                  33,778     31,374     30,127     24,501     22,734
                          ======     ======     ======     ======     ======

   The Company has expanded and improved its distribution facilities in areas where opportunities exist to improve service to the retail stores and generate an adequate return on investment. During 1994, approximately 77% of the merchandise purchased for resale in Company retail stores was received from Company-owned distribution facilities.

   Albertson's distribution system consists of eleven Company-owned centers located strategically throughout the Company's operating area. These units operate as separate profit centers. The following is a summary of the Company's distribution and manufacturing facilities as of February 2, 1995:

   Location                                           Square Footage
   --------                                           --------------
   Fort Worth, Texas
     Groceries, Frozen Food, Produce, Meat and Deli     1,100,000
   Brea, California
     Groceries, Frozen Food, Produce, Liquor,
     Bakery, Meat and Deli                              1,059,000
   Plant City, Florida
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high volume Health and Beauty Care          954,000
   Phoenix, Arizona
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high volume Health and Beauty Care          687,000
   Portland, Oregon
     Groceries, Frozen Food, Produce, Meat and Deli       622,000
   Sacramento, California
     Groceries, Frozen Food, Produce, Liquor, Meat
     and Deli                                             421,000
   Ponca City, Oklahoma
     Health and Beauty Care, General Merchandise
     and Pharmaceuticals                                  419,000
   Salt Lake City, Utah
     Groceries, Frozen Food, Produce, Meat and Deli       406,000
   Denver, Colorado
     Groceries, Frozen Food, Produce, Meat and Deli       355,000
   Boise, Idaho
     Health and Beauty Care and General Merchandise       158,000
     Ice Cream Plant                                       11,000
                                                        ---------
   Total                                                6,192,000
                                                        =========


   As of February 2, 1995, the Company held title to the land and buildings of 45% of the Company's stores and held title to the buildings on leased land of an additional 7% of the Company's stores. The Company also holds title to the land and buildings of the corporate headquarters in Boise, Idaho and all of the distribution centers.


Item 3.  Legal Proceedings

   The final judgment granted by the trial court in favor of the Company in the Super Food Services litigation was affirmed on appeal by the District Court of Appeal for the State of Florida, Fifth District, on December 29, 1994, and Super Food's Motion for Rehearing and/or Clarification was denied on January 30, 1995. There are no further possible appeals.

   The Company is involved in routine litigation incidental to operations. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted during the fourth quarter of 1994 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

   The principal markets in which the Company's common stock is traded and the related security holder matters are set forth under the caption "Company Stock Information" on the inside back cover of the Company's 1994 Annual Report to Stockholders. This information is incorporated herein by this reference thereto. The market value of the Company's common stock on March 31, 1995 was $32.25 per share.


Item 6.  Selected Financial Data

   Selected financial data of the Company for the fiscal years 1990 through 1994 is included under the caption "Five Year Summary of Selected Financial Data" on page 40 of the Company's 1994 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required under this item is included under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 to 19 of the Company's 1994 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 8.  Financial Statements and Supplementary Data

   The Company's consolidated financial statements and related notes thereto, together with the Independent Auditors' Report and the selected quarterly financial data of the Company are presented on pages 20 to 39 and page 41 of the Company's 1994 Annual Report to Stockholders and are incorporated herein by this reference thereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no reports on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Directors

   The information regarding directors and nominees for directors of the Company is presented under the headings "Election of Directors," "Nominees for Election as Class III Directors," "Nominee for Election as Class II Director," "Continuing Class I Directors," "Continuing Class II Directors" and "Filing of Forms Pursuant to Section 16 of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for use in connection with the 1995 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended February 2, 1995, and is incorporated herein by this reference thereto.


Executive Officers

                     Age                                 Date First Appointed
                    as of                                   as an Executive
     Name          3/31/95         Position                      Officer
     ----          -------         --------              --------------------
Warren E. McCain      69    Chairman of the Executive           06/30/72
                            Committee of the Board

Gary G. Michael       54    Chairman of the Board and           12/02/74
                            Chief Executive Officer

John B. Carley        61    President and Chief Operating       04/05/76
                            Officer

Michael F. Reuling    48    Executive Vice President,           12/30/79
                            Store Development

Thomas R. Saldin      48    Executive Vice President,           12/26/83
                            Administration and
                            General Counsel

Thomas E. Brother     53    Senior Vice President,              07/30/89
                            Distribution

Richard L. King       45    Senior Vice President and           01/01/94
                            Regional Manager

A. Craig Olson        43    Senior Vice President, Finance      12/22/86
                            and Chief Financial Officer

Carl W. Pennington    57    Senior Vice President,              08/02/87
                            Corporate Merchandising

Allen R. Rowland      50    Senior Vice President and           08/07/89
                            Regional Manager

Patrick S. Steele     45    Senior Vice President,              06/10/90
                            Information Systems and
                            Technology

Ronald D. Walk        51    Senior Vice President and           05/28/84
                            Regional Manager

Steven D. Young       46    Senior Vice President, Human        12/02/91
                            Resources

                     Age                                 Date First Appointed
                    as of                                   as an Executive
     Name          3/31/95         Position                      Officer
     ----          -------         --------              --------------------
David G. Dean         44    Group Vice President,               12/02/91
                            Procurement

Peggy Jo Jones        42    Group Vice President, Employee      11/29/93
                            Development and Communications

Richard J. Navarro    42    Group Vice President and            11/29/93
                            Controller


   Warren E. McCain became Chairman of the Executive Committee of the Board on February 1, 1991. Previously, he served as Chairman of the Board and Chief Executive Officer from December 6, 1976.

   Gary G. Michael assumed the position of Chairman of the Board and Chief Executive Officer on February 1, 1991. Previously, he held the positions of Vice Chairman of the Board and Chief Financial and Corporate Development Officer from 1984.

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

   Thomas E. Brother was promoted to Senior Vice President, Distribution in 1991. Previously he served as Group Vice President, Distribution from 1989.

   Richard L. King was promoted to Senior Vice President and Regional Manager in November 1994. Previously he served as Group Vice President, Merchandising from January 1994, Vice President of the Rocky Mountain Division from 1992 and Division Manager, Rocky Mountain Division from 1991. Prior to that time he served as Director of Operations, Texas Division from 1990 and District Sales Manager, Texas Division from 1987.

   A. Craig Olson was promoted to Senior Vice President, Finance and Chief Financial Officer on February 1, 1991. Previously, he served as Group Vice President, Finance from 1986.

   Carl W. Pennington was promoted to Senior Vice President, Corporate Merchandising in 1994. Previously he served as Senior Vice President and Regional Manager from 1988.

   Allen R. Rowland has held the position of Senior Vice President and Regional Manager since 1989.

   Patrick S. Steele was promoted to Senior Vice President, Information Systems and Technology in 1993. Previously he served as Group Vice President, Management Information Systems from 1990 and Vice President, Systems Development from 1983.

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

   David G. Dean was promoted to Group Vice President, Procurement in 1991. Previously, he served as Vice President, Private Label Operations from 1988.

   Peggy Jo Jones was promoted to Group Vice President, Employee Development and Communications in November 1993. Previously she served as Vice President, Employee Development and Communications from September 1993, Vice President, Retail Accounting from 1992, Assistant Vice President, Retail Accounting from 1990 and Director of Retail Store Automation from 1989.

   Richard J. Navarro was promoted to Group Vice President and Controller in 1993. Previously he served as Vice President and Controller from 1989.


Item 11.  Executive Compensation

   Information concerning executive compensation is presented under the headings "Summary Compensation Table," "Stock Option and Year-End Value Table" and "Retirement Benefits" in the Proxy Statement. This information is incorporated herein by this reference thereto.


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

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1      Financial Statements:

             The Independent Auditors' Report, together with the Consolidated Financial Statements and the related notes thereto, are listed below and are incorporated herein by this reference thereto from pages 20 to 39 of the Company's Annual Report to Stockholders for the year ended February 2, 1995:

             Consolidated Earnings -- years ended February 2, 1995;
               February 3, 1994; January 28, 1993.

             Consolidated Balance Sheets -- February 2, 1995;
               February 3, 1994; January 28, 1993.

             Consolidated Cash Flows -- years ended February 2, 1995;
               February 3, 1994; January 28, 1993.

             Consolidated Stockholders' Equity -- years ended
               February 2, 1995; February 3, 1994; January 28, 1993.

             Notes to Consolidated Financial Statements.

             Independent Auditors' Report.

          Quarterly Financial Data:

             Quarterly Financial Data for the years ended February 2, 1995 and February 3, 1994 is set forth on page 41 of the Annual Report to Stockholders for the year ended February 2, 1995, and is incorporated herein by this reference thereto.

(a)2      Schedules:

              All schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or notes thereto.

(a)3      Exhibits:

              A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 16 hereof.

(b)       Reports on Form 8-K:

              There were no reports on Form 8-K during the quarter ended February 2, 1995.

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

                         INDEPENDENT AUDITORS' CONSENT

   We consent to the incorporation by reference in Registration Statements numbered 2-53959, 2-80776, 33-2139, 33-7901, 33-15062, and 33-43635 on Form
S-8 and Registration Statements numbered 33-46436 and 33-49329 on Form S-3 of Albertson's, Inc. and subsidiaries of our reports dated March 22, 1995, appearing in and incorporated by reference in the Annual Report on Form 10-K of Albertson's, Inc. and subsidiaries for the year ended February 2, 1995.




Deloitte & Touche LLP


Boise, Idaho
April 7, 1995

Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Albertson's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALBERTSON'S, INC.


                                        By      GARY G. MICHAEL
                                           ---------------------------
                                                Gary G. Michael
                                           (Chairman of the Board and
                                             Chief Executive Officer)
Date:  April 7, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 7, 1995.

         WARREN E. McCAIN                           GARY G. MICHAEL
- ---------------------------------          ---------------------------------
         Warren E. McCain                           Gary G. Michael
   (Chairman of the Executive                 (Chairman of the Board and
   Committee of the Board and                 Chief Executive Officer and
            Director)                                  Director)

         JOHN B. CARLEY                             A. CRAIG OLSON
- ---------------------------------          ---------------------------------
         John B. Carley                             A. Craig Olson
 (President and Chief Operating             (Senior Vice President, Finance
      Officer and Director)                   and Chief Financial Officer)

       RICHARD J. NAVARRO                         KATHRYN ALBERTSON
- ---------------------------------          ---------------------------------
       Richard J. Navarro                         Kathryn Albertson
   (Group Vice President and                         (Director)
          Controller)
    (Chief Accounting Officer)                     CECIL D. ANDRUS
                                           --------------------------------
          A. GARY AMES                             Cecil D. Andrus
- ---------------------------------                    (Director)
          A. Gary Ames
           (Director)                               JOHN B. FERY
                                           --------------------------------
         PAUL I. CORDDRY                            John B. Fery
- ---------------------------------                    (Director)
         Paul I. Corddry
           (Director)                             CHARLES D. LEIN
                                           ---------------------------------
        CLARK A. JOHNSON                          Charles D. Lein
- ---------------------------------                    (Director)
        Clark A. Johnson
           (Director)                               J. B. SCOTT
                                           ---------------------------------
         BEATRIZ RIVERA                             J. B. Scott
- ---------------------------------                    (Director)
         Beatriz Rivera
           (Director)                             STEVEN D. SYMMS
                                           ---------------------------------
         WILL M. STOREY                           Steven D. Symms
- ---------------------------------                    (Director)
         Will M. Storey
           (Director)

                               Index to Exhibits
                          Filed with the Annual Report
                              on Form 10-K for the
                          Year Ended February 2, 1995

Number    Description
- ------    -----------
 3.1      Restated Certificate of Incorporation(1)

 3.2      By-Laws dated September 1, 1993(2)

 4.1      Stockholder Rights Plan Agreement(3)

 4.1.1    First Amendment to Stockholder Rights Plan Agreement (dated
          August 31, 1987)(4)

 4.1.2    Second Amendment to Stockholder Rights Plan Agreement (dated
          November 28, 1988)(5)

 4.1.3    Third Amendment to Stockholder Rights Plan Agreement (dated
          September 6, 1989)(6)

 4.1.4    Fourth Amendment to Stockholder Rights Plan Agreement (dated
          September 6, 1994)(7)

 4.2 Indenture, dated as of May 1, 1992, between Albertson's, Inc., and Morgan Guaranty Trust Company of New York as Trustee(8)

 9        Inapplicable

10.2      Kathryn Albertson Stock Agreement(9)*

10.5      Form of Beneficiary Agreement for Key Executive Life Insurance(10)*

10.6      Executive Deferred Compensation Plan (amended and restated
          February 1, 1989)(11)*

10.6.1    Amendment to Executive Deferred Compensation Plan (dated
          December 4, 1989)(12)*

10.7      1975 Employees' Stock Option Plan (amended September 6, 1983)(13)*

10.8      Form of 1975 Nonstatutory Stock Option Agreement(9)*

10.9      Description of Bonus Incentive Plans (amended December 3,
          1984)(14)*

10.10     Agreement Among Albertson's, Inc., Theo Albrecht Stiftung and
          Theo Albrecht dated as of February 15, 1980(9)

10.10.1   Letter Amendment of October 13, 1982 regarding Exhibit 10.10(15)

10.10.2   First Amendment dated April 11, 1984 to Agreement among
          Albertson's, Inc., Theo Albrecht Stiftung and Theo Albrecht(16)

10.10.3   Second Amendment dated September 25, 1989 to Agreement among
          Albertson's, Inc., Markus Stiftung and Theo Albrecht(12)

10.10.4   Third Amendment dated December 5, 1994 to Agreement among
          Albertson's, Inc., Markus Stiftung and Theo Albrecht

10.11     1982 Incentive Stock Option Plan (amended March 4, 1991)(17)*

10.12     Form of 1982 Incentive Stock Option Agreement (amended
          November 30, 1987)(4)*


Number    Description
- ------    -----------
10.12.1   Form of 1982 Incentive Stock Option Agreement (used in connection with certain options granted pursuant to the 1982 Incentive
          Stock Option Plan on or after September 5, 1989)(6)*

10.13     Executive Pension Makeup Plan (amended and restated February 1,
          1989)(11)*

10.13.1   First Amendment to Executive Pension Makeup Plan (dated June 8,
          1989)(18)*

10.13.2   Second Amendment to Executive Pension Makeup Plan (dated January 12,
          1990)(19)*

10.13.3   Third Amendment to Executive Pension Makeup Plan (dated January 31,
          1990)(20)*

10.13.4   Fourth Amendment to Executive Pension Makeup Plan (effective
          January 1, 1995)*

10.14     Credit Agreement (dated October 5, 1994)(21)

10.15 Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989)(11)*

10.15.1   Amendment to Senior Executive Deferred Compensation Plan (dated
          December 4, 1989)(12)*

10.16     1986 Nonqualified Stock Option Plan (amended March 4, 1991)(17)*

10.17     Form of 1986 Nonqualified Stock Option Plan Stock Option Agreement
          (amended November 30, 1987)(4)

10.18     Executive Pension Makeup Trust (dated February 1, 1989)(11)*

10.19     Executive Deferred Compensation Trust (dated February 1, 1989)(11)*

10.20     1990 Deferred Compensation Plan(17)*

10.20.1   Amendment to 1990 Deferred Compensation Plan (dated April 12,
          1994)(7)*

10.21     Non-Employee Directors' Deferred Compensation Plan(17)*

10.22     1990 Deferred Compensation Trust (dated November 20, 1990)(17)*

10.23     Letter Agreement with Warren E. McCain (dated December 3, 1990)(17)*

11        Inapplicable

12        Inapplicable

13 Exhibit 13 consists of pages 17 to 41 and the inside back cover of Albertson's, Inc. 1994 Annual Report to Stockholders which are numbered as pages 1 to 26 of Exhibit 13. Such report, except to the extent incorporated hereby by reference, has been sent to and furnished for the information of the Securities and Exchange
          Commission only and is not to be deemed filed as part of this Annual
          Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of Exhibit 13 are as follows: Item 5--page 26; Item 6--page
          24; Item 7--pages 1 through 3; and Item 8--pages 4 through 23 and page 25.


Number    Description
- ------    -----------
14        Inapplicable

15        Inapplicable

16        Inapplicable

17        Inapplicable

18        Inapplicable

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

 (2) Exhibit 3.2 is incorporated herein by reference to Exhibit 3.2 of the Form 10-K for the year ended February 3, 1994.

 (3) Exhibit 4.1 is incorporated herein by reference to Exhibit 1 of Albertson's, Inc. Form 8-A Registration Statement filed with the Commission on March 3, 1987.

 (4) Exhibits 4.1.1, 10.12 and 10.17 are incorporated herein by reference to Exhibits 4.1.1, 10.12 and 10.17, respectively, of the Form 10-Q for the quarter ended October 29, 1987.

 (5) Exhibit 4.1.2 is incorporated herein by reference to Exhibit 4.1.2 of the Form 10-Q for the quarter ended October 27, 1988.

 (6) Exhibits 4.1.3 and 10.12.1 are incorporated herein by reference to Exhibits 4.1.3 and 10.12.1, respectively, of the Form 10-Q for the quarter ended August 3, 1989.

 (7) Exhibits 4.1.4 and 10.20.1 are incorporated herein by reference to Exhibits 4.1.4 and 10.20.1, respectively of the Form 10-Q for the quarter ended August 4, 1994.

 (8) Exhibit 4.2 is incorporated herein by reference to Exhibit 4.1 of Registration Statement 33-49329. In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed herewith, because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

 (9) Exhibits 10.2, 10.8 and 10.10 are incorporated herein by reference to Exhibits 10.2, 10.8 and 10.10, respectively, of the Form 10-K for the year ended January 29, 1981.

(10) Exhibit 10.5 is incorporated herein by reference to Exhibit 10.5.1 of the Form 10-K for the year ended January 30, 1986.

(11) Exhibits 10.6, 10.13, 10.15, 10.18 and 10.19 are incorporated herein by reference to Exhibits 10.6, 10.13, 10.15, 10.18 and 10.19, respectively, of the Form 10-K for the year ended February 2, 1989.

(12) Exhibits 10.6.1, 10.10.3 and 10.15.1 are incorporated herein by reference to Exhibits 10.6.1, 10.10.3 and 10.15.1, respectively, of the Form 10-Q for the quarter ended November 2, 1989.

(13) Exhibit 10.7 is incorporated herein by reference to Exhibit 10.7 of the Form 10-K for the year ended February 2, 1984. Exhibit 10.7 expired by its terms April 6, 1985. Notwithstanding such expiration, certain agreements for options granted under this option plan remained outstanding during the fiscal year.

(14) Exhibit 10.9 is incorporated herein by reference to Exhibit 10.9 of the Form 10-K for the year ended January 31, 1985.

(15)  Exhibit 10.10.1 is incorporated herein by reference to
      Exhibit 10.10.1 of the Form 10-K for the year ended February 3, 1983.

(16)  Exhibit 10.10.2 is incorporated herein by reference to
      Exhibit 10.10.2 of the Company's Form 10-Q for the quarter ended May 3, 1984.

(17)  Exhibits 10.11, 10.16, 10.20, 10.21, 10.22 and 10.23 are incorporated herein by reference to Exhibits 10.11, 10.16, 10.20, 10.21, 10.22 and 10.23, respectively, of the Form 10-K for the year ended January 31, 1991. Exhibit 10.11 expired by its terms February 29, 1992. Notwithstanding such expiration, certain agreements for the options granted under this option plan remain outstanding.

(18)  Exhibit 10.13.1 is incorporated herein by reference to
      Exhibit 10.13.1 of the Company's Form 10-Q for the quarter ended May 4, 1989.

(19) Exhibit 10.13.2 is incorporated herein by reference to Exhibit 10.13.2 of the Company's Form 10-K for the year ended February 1, 1990.

(20) Exhibit 10.13.3 is incorporated herein by reference to Exhibit 10.13.3 of the Company's Form 10-Q for the quarter ended August 2, 1990.

(21) Exhibit 10.14 is incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended November 3, 1994.