Form 10-Q
period 1995-05-04
ALBERTSONS INC /DE/
filed 1995-06-05
CIK 3333

                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     _______________________________


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For 13 Weeks Ended:  May 4, 1995         Commission File Number:  1-6187



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
Yes   X     No
    _____      _____

     Number of Registrant's $1.00 par value
     common shares outstanding at May 31, 1995:         254,040,485

                     PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)

                                                        13 WEEKS ENDED
                                                 __________________________
                                                     May 4,        May 5,
                                                        1995          1994
                                                 ____________   ___________
Sales                                             $3,083,424    $2,909,808
Cost of sales                                      2,308,209     2,187,053
                                                  ___________   ___________
Gross profit                                         775,215       722,755

Selling, general and administrative expenses         601,468       566,678
                                                  ___________   ___________
Operating profit                                     173,747       156,077

Other (expenses) income:
  Interest, net                                      (14,393)      (16,146)
  Other, net                                           2,594        (1,464)
                                                  ___________   ___________
Earnings before income taxes and cumulative
  effect of accounting change                        161,948       138,467
Income taxes                                          62,674        53,310
                                                  ___________   ___________
Earnings before cumulative effect of
  accounting change                                   99,274        85,157

Cumulative effect of accounting change:
  Postemployment benefits                                          (17,006)
                                                  ___________   ___________
NET EARNINGS                                      $   99,274    $   68,151


Earnings per share before cumulative
  effect of accounting change                          $ .39         $ .34

Cumulative effect of accounting change:
  Postemployment benefits                                             (.07)
                                                  ___________   ___________
EARNINGS PER SHARE                                     $ .39         $ .27


DIVIDENDS DECLARED PER SHARE                           $ .13         $ .11

Average number of common shares outstanding          254,006       253,499















See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)
                                                   May 4, 1995       February 2,
                                                   (unaudited)          1995
                                                 ______________     ____________
                   ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                          $   72,014       $   50,224
  Accounts and notes receivable                         104,810          109,324
  Inventories                                           901,769          948,561
  Prepaid expenses                                       29,639           19,257
  Deferred income taxes                                  58,349           62,223
                                                     __________       __________
           TOTAL CURRENT ASSETS                       1,166,581        1,189,589

OTHER ASSETS                                            144,073          122,781

LAND, BUILDINGS AND EQUIPMENT                         3,581,501        3,496,257
  Less accumulated depreciation and amortization      1,226,377        1,186,898
                                                     __________       __________
                                                      2,355,124        2,309,359
                                                     __________       __________
                                                     $3,665,778       $3,621,729

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  553,725       $  575,551
  Salaries and related liabilities                      133,913          114,906
  Taxes other than income taxes                          44,763           38,212
  Income taxes                                           69,981           37,913
  Self-insurance                                         65,995           63,905
  Unearned income                                        24,706           22,092
  Other current liabilities                              42,041           34,810
  Current maturities of long-term debt                  128,156          201,146
  Current capitalized lease obligations                   7,046            6,904
                                                     __________        _________
           TOTAL CURRENT LIABILITIES                  1,070,326        1,095,439

LONG-TERM DEBT                                          385,113          382,775

CAPITALIZED LEASE OBLIGATIONS                           130,084          129,573

DEFERRED INCOME TAXES                                                      2,017

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        325,416          324,032

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 254,030,912
    shares and 253,984,381 shares, respectively         254,031          253,984
  Capital in excess of par value                         11,970           11,322
  Retained earnings                                   1,488,838        1,422,587
                                                     __________       __________
                                                      1,754,839        1,687,893
                                                     __________       __________
                                                     $3,665,778       $3,621,729






See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           13 WEEKS ENDED
                                                   ______________________________
                                                       May 4,           May 5,
                                                        1995             1994
                                                   _____________    _____________

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $  99,274        $  68,151
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                    60,528           53,291
       Net deferred income taxes                         1,460           (4,114)
       Cumulative effect of accounting change                            17,006
       Changes in operating assets and liabilities      85,005           23,848
                                                     __________       __________
       Net cash provided by operating activities       246,267          158,182

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     non-cash activities                              (104,181)         (79,576)
   Increase in other assets                            (20,895)          (4,689)
                                                     __________       __________
       Net cash used in investing activities          (125,076)         (84,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net line of credit activity                                          (10,000)
   Payments on long-term borrowings                   (151,552)          (1,534)
   Net commercial paper activity                        79,393           (5,313)
   Proceeds from stock options exercised                   696            3,013
   Cash dividends paid                                 (27,938)         (22,807)
                                                     __________       __________
       Net cash used in financing activities           (99,401)         (36,641)
                                                     __________       __________

NET INCREASE IN CASH AND CASH EQUIVALENTS               21,790           37,276

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF QUARTER                                            50,224           62,463
                                                     __________       __________
CASH AND CASH EQUIVALENTS AT END OF QUARTER          $  72,014        $  99,739


NON-CASH ACTIVITIES:
  Capitalized lease obligations incurred             $   2,845        $   1,783
  Capitalized lease obligations terminated                 685              870


CASH PAYMENTS FOR:
  Income taxes                                          28,614           40,625
  Interest, net of amounts capitalized                   9,952            8,490







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

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1994 Annual Report.

   The balance sheet at February 2, 1995 has been taken from the audited financial statements at that date.


Restatement
___________
   The results for the first quarter of 1994 have been restated to give effect to a correction of the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect (net of tax) of the adoption of SFAS No. 112 amounted to $17.0 million, or $.07 per share, compared to $6.4 million, or $.03 per share, as previously reported.


Indebtedness
____________
   Subsequent to May 4, 1995, the Company issued $200 million of 6.375% notes under a shelf registration statement filed with the Securities and Exchange Commission in 1992. The notes are due June 1, 2000 and interest is paid semiannually. Proceeds from the issuance will be used to reduce borrowings under the Company's commercial paper program. This debt issuance completes the amount of debt available for issuance under the 1992 shelf registration statement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
_____________________
   Sales for the 13 weeks ended May 4, 1995 increased by $174 million
(6.0%) over sales for the 13 weeks ended May 5, 1994.   This increase
was due to improved identical store sales (which includes inflation) and the continued expansion of net square footage. Identical store sales, sales in stores that have been in operation for the full 13 week periods of both years, increased 0.5% and comparable store sales (which include replacement stores) increased 0.7%. Management estimates that annual inflation in products the Company sells was approximately 1.0%. During the quarter two stores were opened, two stores were closed and seven store remodels were completed. Net square footage has increased 7.2% from May 5, 1994.

   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to Sales     Percentage Incr.(Decr.)
                         ___________________   _________________________
                            13 weeks ended            First Quarter
                         ___________________   _________________________
                          5-4-95     5-5-94     1995/1994     1994/1993
                         ________   ________   ___________   ___________
   Sales                  100.00%    100.00%       6.0%          7.0%
   Gross profit            25.14      24.84        7.3           9.3
   Selling, general and
     administrative
     expenses              19.51      19.47        6.1           7.6
   Operating profit         5.63       5.36       11.3          16.0
   Interest expense,
     net                    0.47       0.55      (10.9)         13.3
   Earnings before
     income taxes and
     cumulative effect
     of accounting
     change                 5.25       4.76       17.0          16.4
   Net earnings             3.22       2.34       45.7          (8.1)

   Gross profit, as a percent to sales, increased due primarily to the increased utilization of the Company's distribution facilities. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $11.1 million (0.36% to sales) for the 13 weeks ended May 4, 1995 and $12.0 million (0.41% to sales) for the 13 weeks ended May 5, 1994.

   The 1995 decrease in net interest expense resulted from the repayment of debt. The 1994 increase in net interest expense resulted from borrowings associated with the Company's purchase of its common stock from the estate of J. A. Albertson on March 10, 1993.

   The 1994 decrease in net earnings resulted from the cumulative effect of adopting SFAS No. 112 "Employers' Accounting for Postemployment Benefits."

Liquidity and Capital Resources
_______________________________
   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the first quarter of 1995 was $246 million compared to $158 million in the prior year. During the quarter ended May 4, 1995 the Company spent $104 million for net capital expenditures, $28 million for the payment of dividends and $152 million to reduce long-term debt. Net commercial paper borrowings of $79 million were incurred during this same period. The Company's commercial paper program is utilized to supplement cash requirements resulting from seasonal fluctuations created by the Company's capital expenditure program and changes in working capital. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods.

   Since 1987 the Board of Directors has continuously adopted or renewed plans under which the Company is authorized, but not required, to purchase shares of its common stock on the open market. The current plan was adopted by the Board on March 6, 1995 and authorizes the Company to purchase up to 5 million shares through March 31, 1996. During the quarter ended May 4, 1995 no shares were purchased pursuant to this program.

                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
__________________________
   There have not been any material developments in the routine litigation referred to in the Form 10-K for the fiscal year ended
February 2, 1995.


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


Item 3.  Defaults upon Senior Securities
________________________________________
   Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________
   The Company held its Annual Meeting of Stockholders on May 26, 1995 and transacted the following business:

   (a)   Election of Directors:
           Nominee            Votes For      Votes Withheld
         _________________     ___________     ______________
         Cecil D. Andrus       226,905,142        1,024,436
         John B. Fery          225,290,538        2,639,040
         Warren E. McCain      225,963,945        1,961,633
         J. B. Scott           226,007,763        1,921,815
         Will M. Storey        227,054,327          875,251
         Beatriz Rivera        226,947,888          981,690

         Continuing Class I Directors:

         Clark A. Johnson      Charles D. Lein        Gary G. Michael
         Steven D. Symms

         Continuing Class II Directors:

         Kathryn Albertson     A. Gary Ames           John B. Carley
         Paul I. Corddry


   (b)   Approval of 1995 Stock-Based Incentive Plan:

                             Votes                       Broker
            Votes For       Against     Abstentions     Nonvotes
         _____________    __________    ___________    __________
          208,846,176     18,113,741       969,661        None


   (c)   Approval of 1995 Stock Option Plan for Non-Employee Directors:

                             Votes                       Broker
            Votes For       Against     Abstentions     Nonvotes
         _____________    __________    ___________    __________
          212,260,099      14,139,31     1,530,165        None

   (d) Ratification of appointment of Deloitte & Touche LLP as the Company's independent auditors:

                            Votes                        Broker
            Votes For      Against      Abstentions     Nonvotes
         _____________   ___________    ___________    __________
          227,063,041        406,522       460,015        None


   (e) Stockholder proposal to declassify the Board of Directors for the purpose of director elections:

                            Votes                        Broker
            Votes For      Against      Abstentions     Nonvotes
         _____________   ___________    ___________    __________
           67,629,821    135,249,967     2,600,119     22,449,671



Item 5.  Other Information
__________________________
   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
_________________________________________
   a.  Exhibits

       10.24    1995 Stock-Based Incentive Plan (dated May 26, 1995)*

       10.25    1995 Stock Option Plan for Non-Employee Directors
                (dated May 26, 1995)*

       10.25.1  Form of 1995 Stock Option Plan for Non-Employee
                Directors Agreement (dated May 30, 1995)*

       27       Financial data schedule for the 13 weeks ended May 4,
                1995

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



                                                ALBERTSON'S, INC.
                                       _________________________________
                                                  (Registrant)



Date:      June 2, 1995                 A. CRAIG OLSON
       _____________________           _________________________________
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

FORM 10-Q

	1