Form 10-Q
period 1995-08-03
ALBERTSONS INC /DE/
filed 1995-09-06
CIK 3333

                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     _______________________________


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For 26 Weeks Ended:  August 3, 1995      Commission File Number:  1-6187



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
Yes   X     No
    _____      _____

     Number of Registrant's $1.00 par value
     common shares outstanding at September 1, 1995:        252,671,435

PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)

                                      13 WEEKS ENDED            26 WEEKS ENDED
                                 ________________________  ________________________
                                   August 3,   August 4,      August 3,   August 4,
                                       1995        1994           1995        1994
                                 ____________ ___________  ____________ ___________

Sales                             $3,119,216  $2,987,680    $6,202,640  $5,897,488
Cost of sales                      2,323,420   2,236,768     4,631,629   4,423,821
                                  __________  __________    __________  __________
Gross profit                         795,796     750,912     1,571,011   1,473,667

Selling, general and
  administrative expenses            610,895     584,491     1,212,363   1,151,169
                                  __________  __________    __________  __________
Operating profit                     184,901     166,421       358,648     322,498

Other (expenses) income:
  Interest, net                      (13,573)    (15,327)      (27,966)    (31,473)
  Other, net                           1,966       1,227         4,560        (237)
                                  __________  __________    __________  __________
Earnings before income taxes
  and cumulative effect of
  accounting change                  173,294     152,321       335,242     290,788
Income taxes                          67,065      58,644       129,739     111,954
                                  __________  __________    __________  __________
Earnings before cumulative
  effect of accounting change        106,229      93,677       205,503     178,834
Cumulative effect of
  accounting change:
    Postemployment benefits                                                (17,006)
                                  __________  __________    __________  __________
NET EARNINGS                      $  106,229  $   93,677    $  205,503  $  161,828


Earnings per share before
  cumulative effect of
  accounting change                    $ .42       $ .37         $ .81       $ .71
Cumulative effect of accounting
  change:
    Postemployment benefits                                                   (.07)
                                  __________  __________    __________  __________
EARNINGS PER SHARE                     $ .42       $ .37         $ .81       $ .64


DIVIDENDS DECLARED PER SHARE           $ .13       $ .11         $ .26       $ .22

Average number of shares
  outstanding                        253,218     253,572       253,612     253,535


See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)
                                                 August 3, 1995      February 2,
                                                   (unaudited)          1995
                                                 ______________     ____________
                   ASSETS
                   ______

CURRENT ASSETS:
  Cash and cash equivalents                          $   83,820       $   50,224
  Accounts and notes receivable                          85,611          109,324
  Inventories                                           909,694          948,561
  Prepaid expenses                                       34,297           19,257
  Deferred income taxes                                  59,910           62,223
                                                     __________       __________
           TOTAL CURRENT ASSETS                       1,173,332        1,189,589

OTHER ASSETS                                            148,147          122,781

LAND, BUILDINGS AND EQUIPMENT                         3,722,102        3,496,257
  Less accumulated depreciation and amortization      1,263,366        1,186,898
                                                     __________       __________
                                                      2,458,736        2,309,359

                                                     __________       __________
                                                     $3,780,215       $3,621,729

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  600,779       $  575,551
  Salaries and related liabilities                      131,982          114,906
  Taxes other than income taxes                          59,004           38,212
  Income taxes                                           15,619           37,913
  Self-insurance                                         67,292           63,905
  Unearned income                                        28,913           22,092
  Other current liabilities                              38,958           34,810
  Current maturities of long-term debt                   78,187          201,146
  Current capitalized lease obligations                   7,115            6,904
                                                     __________        _________
           TOTAL CURRENT LIABILITIES                  1,027,849        1,095,439

LONG-TERM DEBT                                          505,476          382,775

CAPITALIZED LEASE OBLIGATIONS                           130,313          129,573

DEFERRED INCOME TAXES                                        26            2,017

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        328,136          324,032

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 252,637,135
    shares and 253,984,381 shares, respectively         252,637          253,984
  Capital in excess of par value                                          11,322
  Retained earnings                                   1,535,778        1,422,587
                                                     __________       __________
                                                      1,788,415        1,687,893

                                                     __________       __________
                                                     $3,780,215       $3,621,729

See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           26 WEEKS ENDED
                                                   ______________________________
                                                      August 3,        August 4,
                                                        1995             1994
                                                   _____________    _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 205,503        $ 161,828
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   121,280          108,878
       Net deferred income taxes                           322          (14,077)
       Cumulative effect of accounting change                            17,006
       Changes in operating assets and liabilities     101,993           26,412
                                                     __________       __________
       Net cash provided by operating activities       429,098          300,047

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                               (266,439)        (188,846)
   Increase in other assets                            (25,366)         (23,550)
                                                     __________       __________
       Net cash used in investing activities          (291,805)        (212,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net line of credit activity                                          (10,000)
   Proceeds from long-term borrowings                  200,000
   Payments on long-term borrowings                   (203,523)         (78,308)
   Net commercial paper activity                           (98)          64,939
   Proceeds from stock options exercised                 1,013            3,020
   Stock purchases                                     (40,127)
   Cash dividends                                      (60,962)         (50,700)
                                                     __________       __________
       Net cash used in financing activities          (103,697)         (71,049)
                                                     __________       __________

NET INCREASE IN CASH AND CASH EQUIVALENTS               33,596           16,602

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             50,224           62,463
                                                     __________       __________

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  83,820        $  79,065


NONCASH ACTIVITIES:
  Capital lease obligations incurred                 $   4,999        $   4,574
  Capital lease obligations terminated                     685            2,658


CASH PAYMENTS FOR:
  Income taxes                                         151,306          155,076
  Interest, net of amounts capitalized                  23,295           27,461




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


Restatement
___________
   The results for the 26 weeks ended August 4, 1994 have been restated to give effect to a correction of the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" recorded in the first quarter of 1994. The cumulative effect (net of tax) of the adoption of SFAS No. 112 amounted to $17.0 million, or $.07 per share, compared to $6.4 million, or $.03 per share, as previously reported.


Indebtedness
____________
   In June 1995, the Company issued $200 million of 6.375% notes under a shelf registration statement filed with the Securities and Exchange Commission in 1992. The notes are due June 1, 2000 and interest is paid semiannually. Proceeds from the issuance was used to reduce borrowings under the Company's commercial paper program. No more debt is available for issuance under the 1992 shelf registration statement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
_____________________

Results for the quarter:
   Sales for the 13 weeks ended August 3, 1995 increased by $132 million (4.4%) over sales for the 13 weeks ended August 4, 1994. This increase was due to the continued expansion of net square footage and was partially offset by a decrease in identical store sales. Identical store sales, sales in stores that have been in operation for the equivalent 13 week periods of both years, decreased by 0.3% and comparable store sales (which include replacement stores) decreased 0.1%. Management estimates that annual sales inflation in the products the Company sold was approximately 2.0%. During the quarter eleven stores were opened, six stores were closed and eight store remodels were completed. Net retail square footage increased 6.4% from August 4, 1994.

   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to Sales      Percentage Incr.(Decr.)
                         ___________________   _________________________
                            13 weeks ended           Second Quarter
                         ___________________   _________________________
                         8-03-95     8-04-94    1995/1994      1994/1993
                         _______    ________   ___________    __________
   Sales                 100.00%     100.00%        4.4%         7.9%
   Gross profit           25.51       25.13         6.0         11.6
   Selling, general and
     administrative
     expenses             19.58       19.56         4.5          8.3
   Operating profit        5.93        5.57        11.1         25.1
   Net interest
     expense               0.44        0.51       (11.4)         0.8
   Earnings before
     income taxes          5.56        5.10        13.8         25.1
   Net earnings            3.41        3.14        13.4         23.5

   Gross profit, as a percent to sales, increased due to improved gross margins at retail stores and increased utilization of the Company's distribution system. Improvements in retail gross margins resulted from tight controls and better sales mix (improved sales in departments with higher gross profit). Increased utilization of the Company's distribution system enabled the Company to improve efficiencies at the respective centers. The pre-tax LIFO charge reduced gross profit by $11,100,000 (0.36% to sales) for the 13 weeks ended August 3, 1995 and $9,700,000 (0.32% to sales) for the 13 weeks ended August 4, 1994.

   Selling, general and administrative (SG&A) expenses, as a percent to sales, remained relatively flat. Increases in depreciation and amortization were offset by reductions in workers' compensation and employee benefit costs. The Company continues to emphasize its cost containment programs as well as increased productivity to control SG&A expenses as a percent to sales.

   Net interest expense decreased due to the reduction of average outstanding debt during the respective quarters and increased capitalized interest associated with the Company's capital expenditure program.


Year-to-date results:
   Sales for the 26 weeks ended August 3, 1995 increased by $305 million (5.2%) over sales for the 26 weeks ended August 4, 1994. This increase was due primarily to the continued expansion of net square footage. Identical store sales, sales in stores that have been in operation for the equivalent 26 week periods of both years, increased 0.1% and comparable store sales (which include replacement stores) increased 0.3%. Management estimates that annual sales inflation in the products the Company sold was approximately 2.0%. During the 26 weeks 13 stores were opened, eight stores were closed, and 15 store remodels were completed. Net retail square footage increased 6.4% from August 4, 1994.

   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to Sales      Percentage Incr.(Decr.)
                         ___________________   _________________________
                            26 weeks ended           Year-to-date
                         ___________________   _________________________
                         8-03-95     8-04-94    1995/1994      1994/1993
                         _______    ________   ___________    __________
   Sales                 100.00%     100.00%        5.2%         7.5%
   Gross profit           25.33       24.99         6.6         10.5
   Selling, general and
     administrative
     expenses             19.55       19.52         5.3          7.9
   Operating profit        5.78        5.47        11.2         20.5
   Net interest
     expense               0.45        0.53       (11.1)         6.8
   Earnings before income
     taxes and cumulative
     effect of accounting
     change                5.40        4.93        15.3         20.8
   Net earnings            3.31        2.74        27.0          7.9

   Gross profit, as a percent to sales, increased due primarily to increased utilization of the Company's distribution system. Increased utilization of the Company's distribution system enabled the Company to improve efficiencies at the respective centers. The pre-tax LIFO charge reduced gross profit by $22,200,000 (0.36% to sales) for the 26 weeks ended August 3, 1995 and $21,700,000 (0.37% to sales) for the 26 weeks ended August 4, 1994.

   Selling, general and administrative (SG&A) expenses for the 26 weeks ended August 4, 1994, as a percent to sales, remained relatively flat. Increases in depreciation and amortization were offset by reductions in workers' compensation and employee benefit costs. The Company continues to emphasize its cost containment programs as well as increased productivity to control SG&A expenses as a percent to sales.

   Net interest expense decreased due to the reduction of average outstanding debt during the respective periods and increased capitalized interest associated with the Company's capital expenditure program.

   Net earnings for the 26 weeks ended August 4, 1994, as a percent to sales, increased due to improvements in gross margin and reductions of net interest expense discussed previously. In addition, the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits" reduced net earnings for the 26 weeks ended August 4, 1994 by $17 million (.29% to sales).


Liquidity and Capital Resources
_______________________________
   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 26 weeks ended August 3, 1995 was $429 million as compared to $300 million in the prior year. During the 26 weeks ended August 3, 1995 the Company spent $266 million for net capital expenditures, $40 million to purchase shares of the Company's common stock, $61 million for the payment of dividends and $204 million to reduce debt. The Company also issued new notes totaling $200 million. Proceeds from the issuance was used to reduce borrowings under the Company's commercial paper program. The Company's commercial paper program is utilized to supplement cash requirements resulting from seasonal fluctuations created by the Company's capital expenditure program and changes in working capital. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods.

   Since 1987 the Board of Directors has continuously adopted or renewed plans under which the Company is authorized, but not required, to purchase shares of its common stock on the open market. The current plan was adopted by the Board on March 6, 1995 and authorizes the Company to purchase up to 5 million shares through March 31, 1996. During the 26 weeks ended August 3, 1995, 1.4 million shares were purchased and immediately retired pursuant to this program.

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


Item 3.  Defaults upon Senior Securities
________________________________________
   Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________
   Information regarding the Company's Annual Meeting of Stockholders held on May 26, 1995 was included under Item 4 of Form 10-Q for the quarter ended May 4, 1995.


Item 5.  Other Information
__________________________
   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
_________________________________________
   a.  Exhibits

       10.26 Agreement between Alscott Limited Partnership #2 and Albertson's, Inc. dated August 3, 1995.*

       10.27    Stockholders' Agreement among Kathryn Albertson,
                Albertson's, Inc. and Alscott Limited Partnership #2 dated August 3, 1995.*

       27       Financial data schedule for the 26 weeks ended
                August 3, 1995

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



                                                ALBERTSON'S, INC.
                                       _________________________________
                                                  (Registrant)



Date:    September 6, 1995              A. Craig Olson
       _____________________           _________________________________
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

FORM 10-Q

	1