Form 10-Q
period 1995-11-02
ALBERTSONS INC /DE/
filed 1995-12-11
CIK 3333

                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     _______________________________


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For 39 Weeks Ended:  November 2, 1995    Commission File Number:  1-6187



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
Yes   X     No
    _____      _____

     Number of Registrant's $1.00 par value
     common shares outstanding at December 5, 1995:        252,856,101

PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)

                                      13 WEEKS ENDED            39 WEEKS ENDED
                                 ________________________  ________________________
                                  November 2,  November 3,   November 2,  November 3,
                                       1995        1994           1995        1994
                                 ____________ ___________  ____________ ___________
Sales                             $3,103,578  $2,928,012    $9,306,218  $8,825,500
Cost of sales                      2,306,793   2,187,602     6,938,422   6,611,423
                                  __________  __________    __________  __________
Gross profit                         796,785     740,410     2,367,796   2,214,077

Selling, general and
  administrative expenses            614,153     569,744     1,826,516   1,720,913
                                  __________  __________    __________  __________
Operating profit                     182,632     170,666       541,280     493,164

Other (expenses) income:
  Interest, net                      (14,334)    (15,384)      (42,300)    (46,857)
  Other, net                           3,561      (1,906)        8,121      (2,143)
                                  __________  __________    __________  __________
Earnings before income taxes
  and cumulative effect of
  accounting change                  171,859     153,376       507,101     444,164
Income taxes                          66,509      59,050       196,248     171,004
                                  __________  __________    __________  __________
Earnings before cumulative
  effect of accounting change        105,350      94,326       310,853     273,160
Cumulative effect of
  accounting change:
    Postemployment benefits                                                (17,006)
                                  __________  __________    __________  __________
NET EARNINGS                      $  105,350  $   94,326    $  310,853  $  256,154


Earnings per share before
  cumulative effect of
  accounting change                    $ .42       $ .37         $1.23       $1.08
Cumulative effect of accounting
  change:
    Postemployment benefits                                                   (.07)
                                  __________  __________    __________  __________
EARNINGS PER SHARE                     $ .42       $ .37         $1.23       $1.01


DIVIDENDS DECLARED PER SHARE           $ .13       $ .11         $ .39       $ .33

Average number of common
  shares outstanding                 252,738     253,648       253,321     253,573


See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)
                                               November 2, 1995      February 2,
                                                  (unaudited)           1995
                                               ________________     ____________
                   ASSETS
                   ______


CURRENT ASSETS:
  Cash and cash equivalents                          $   53,443       $   50,224
  Accounts and notes receivable                          97,326          109,324
  Inventories                                         1,012,053          948,561
  Prepaid expenses                                       28,269           19,257
  Deferred income taxes                                  61,338           62,223
                                                     __________       __________
           TOTAL CURRENT ASSETS                       1,252,429        1,189,589

OTHER ASSETS                                            151,374          122,781

LAND, BUILDINGS AND EQUIPMENT                         3,913,706        3,496,257
  Less accumulated depreciation and amortization      1,313,226        1,186,898
                                                     __________       __________
                                                      2,600,480        2,309,359

                                                     __________       __________
                                                     $4,004,283       $3,621,729

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  649,574       $  575,551
  Salaries and related liabilities                      129,472          114,906
  Taxes other than income taxes                          67,559           38,212
  Income taxes                                           12,322           37,913
  Self-insurance                                         69,809           63,905
  Unearned income                                        27,211           22,092
  Other current liabilities                              45,885           34,810
  Current maturities of long-term debt                   78,238          201,146
  Current capitalized lease obligations                   7,085            6,904
                                                     __________        _________
           TOTAL CURRENT LIABILITIES                  1,087,155        1,095,439

LONG-TERM DEBT                                          589,529          382,775

CAPITALIZED LEASE OBLIGATIONS                           129,501          129,573

DEFERRED INCOME TAXES                                                      2,017

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        334,140          324,032

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 252,829,101
    shares and 253,984,381 shares, respectively         252,829          253,984
  Capital in excess of par value                          2,870           11,322
  Retained earnings                                   1,608,259        1,422,587
                                                     __________       __________
                                                      1,863,958        1,687,893

                                                     __________       __________
                                                     $4,004,283       $3,621,729



See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           39 WEEKS ENDED
                                                   ______________________________
                                                     November 2,      November 3,
                                                        1995             1994
                                                   _____________    _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 310,853        $ 256,154
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   185,222          165,886
       Net deferred income taxes                        (8,623)         (11,903)
       Cumulative effect of accounting change                            17,006
       Changes in operating assets and liabilities      59,256          (22,230)
                                                     __________       __________
       Net cash provided by operating activities       546,708          404,913

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                               (471,563)        (311,604)
   Increase in other assets                            (21,102)         (28,629)
                                                     __________       __________
       Net cash used in investing activities          (492,665)        (340,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net line of credit activity                                          (10,000)
   Proceeds from long-term borrowings                  200,000
   Payments on long-term borrowings                   (205,490)         (80,330)
   Net commercial paper activity                        84,524          104,629
   Proceeds from stock options exercised                 4,074            5,057
   Stock purchases                                     (40,127)
   Cash dividends                                      (93,805)         (78,593)
                                                     __________       __________
       Net cash used in financing activities           (50,824)         (59,237)
                                                     __________       __________

NET INCREASE IN CASH AND CASH EQUIVALENTS                3,219            5,443

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             50,224           62,463
                                                     __________       __________

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  53,443        $  67,906


NONCASH ACTIVITIES:
  Capital lease obligations incurred                 $   5,799        $  14,081
  Capital lease obligations terminated                     878            2,658
  Liabilities assumed in connection with
    acquisition                                                             112


CASH PAYMENTS FOR:
  Income taxes                                         222,964          226,590
  Interest, net of amounts capitalized                  27,031           37,294



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


Restatement
___________
   The results for the 39 weeks ended November 3, 1994 have been restated to give effect to a correction of the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" recorded in the first quarter of 1994. The cumulative effect (net of tax) of the adoption of SFAS No. 112 amounted to $17.0 million, or $.07 per share, compared to $6.4 million, or $.03 per share, as previously reported.


Indebtedness
____________
   In June 1995, the Company issued $200 million of 6.375% notes under a shelf registration statement filed with the Securities and Exchange Commission in 1992. The notes are due June 1, 2000 and interest is paid semiannually. Proceeds from the issuance were used to reduce borrowings under the Company's commercial paper program. All debt available for issuance under the 1992 shelf registration statement has been issued.

   In October 1995, the Company amended its $400 million revolving credit agreement with several banks. The amendment modified the rates of interest and fees payable, and extended the term to October 25, 2000.

Recently Issued Accounting Standard
___________________________________
   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

   Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value based method of accounting for employee stock-based transactions. The standard does allow companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." An entity not electing to change its method of accounting will be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the new method of accounting had been applied. The accounting requirements are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure provisions are effective for financial statements for fiscal years beginning after December 15, 1995.

   The Company has not yet determined if it will adopt the new accounting method, nor has it determined what effect the fair value based method would have on net income and earnings per share. Adoption of the new standard will have no effect on the Company's cash flows.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
_____________________

Results for the quarter:
   Sales for the 13 weeks ended November 2, 1995 increased by $176 million or 6.0% over sales for the 13 weeks ended November 3, 1994.
This increase was due to the continued expansion of net square footage and an increase in identical store sales. Identical store sales, sales in stores that have been in operation for the equivalent 13 week periods of both years, increased 1.4% and comparable store sales (which include replacement stores) increased 1.7%. Management estimates that annual sales inflation in the products the Company sold was approximately 2.4%. During the quarter 13 stores were opened, 4 stores were closed and 21 store remodels were completed. Net retail square footage increased 7.3% from November 3, 1994.

   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to Sales      Percentage Incr.(Decr.)
                        ____________________   _________________________
                            13 weeks ended            Third Quarter
                        ____________________   _________________________
                        11-02-95    11-03-94    1995/1994      1994/1993
                        ________    ________   ___________    __________
   Sales                 100.00%     100.00%        6.0%         7.1%
   Gross profit           25.67       25.29         7.6         10.8
   Selling, general and
     administrative
     expenses             19.79       19.46         7.8          7.8
   Operating profit        5.88        5.83         7.0         22.2
   Net interest
     expense               0.46        0.53        (6.8)       236.0
   Earnings before
     income taxes          5.54        5.24        12.1         46.1
   Net earnings            3.39        3.22        11.7         50.4

   Gross profit, as a percent to sales, increased due to improved gross margins at retail stores and increased utilization of the Company's distribution system. Improvements in retail gross margins resulted from tight controls and better sales mix (improved sales in departments with higher gross profit). Increased utilization of the Company's distribution system enabled the Company to improve efficiencies at the respective centers. The pre-tax LIFO charge reduced gross profit by $4,100,000 (0.13% to sales) for the 13 weeks ended November 2, 1995 and $2,700,000 (0.09% to sales) for the 13 weeks ended November 3, 1994.

   Selling, general and administrative (SG&A) expenses, as a percent to sales, increased primarily due to additional depreciation and amortization resulting from the Company's capital expenditure program and various operating costs. The Company continues to emphasize increased sales, its cost containment programs as well as increased productivity to control SG&A expenses as a percent to sales.

   Net interest expense decreased due primarily to increased capitalized interest associated with the Company's capital expenditure program.

   The increase in net interest expense in 1994 over 1993 resulted from an interest expense adjustment recorded in 1993. Net interest expense for the 13 weeks ended October 28, 1993 included a reduction of approximately $9.7 million due to the successful resolution of a tax issue for which interest expense had previously been accrued. Excluding the 1993 adjustment, net interest expense for the 13 weeks ended November 3, 1994 would have increased 8.0% over the same quarter in 1993 as a result of increased interest on capitalized lease obligations and increased interest rates associated with the Company's commercial paper program.

   The increase in earnings before income taxes and net earnings in 1994 over 1993 resulted from certain adjustments recorded in 1993. Net earnings for the 13 weeks ended October 28, 1993 included a nonrecurring charge for a lawsuit settlement, a decrease in interest expense due to the resolution of a tax issue (discussed above) and a retroactive increase in the Federal income tax rate. Excluding the 1993 adjustments, earnings before income taxes and net earnings would have increased 22.5% and 22.4%, respectively over the same quarter in 1993.



Year-to-date results:
   Sales for the 39 weeks ended November 2, 1995 increased by $481 million or 5.4% over sales for the 39 weeks ended November 3, 1994. This increase was due primarily to the continued expansion of net square footage. Identical store sales, sales in stores that have been in operation for the equivalent 39 week periods of both years, increased 0.5% and comparable store sales (which include replacement stores) increased 0.7%. Management estimates that annual sales inflation in the products the Company sold was approximately 2.4%. During the 39 weeks 26 stores were opened, 12 stores were closed and 36 store remodels were completed. Net retail square footage increased 7.3% from November 3, 1994.

The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to Sales      Percentage Incr.(Decr.)
                        ____________________   _________________________
                            39 weeks ended           Year-to-date
                        ____________________   _________________________
                        11-02-95    11-03-94    1995/1994      1994/1993
                        ________    ________   ___________    __________
   Sales                 100.00%     100.00%        5.4%         7.3%
   Gross profit           25.44       25.09         6.9         10.6
   Selling, general and
     administrative
     expenses             19.63       19.50         6.1          7.9
   Operating profit        5.82        5.59         9.8         21.1
   Net interest
     expense               0.45        0.53        (9.7)        37.7
   Earnings before income
     taxes and cumulative
     effect of accounting
     change                5.45        5.03        14.2         28.5
   Net earnings            3.34        2.90        21.4         20.4

   Gross profit, as a percent to sales, increased due primarily to increased utilization of the Company's distribution system. Increased utilization of the Company's distribution system enabled the Company to improve efficiencies at the respective centers. The pre-tax LIFO charge reduced gross profit by $26,300,000 (0.28% to sales) for the 39 weeks ended November 2, 1995 and $24,400,000 (0.28% to sales) for the 39 weeks ended November 3, 1994.

   Selling, general and administrative (SG&A) expenses, as a percent to sales, increased primarily due to additional depreciation and amortization resulting from the Company's capital expenditure program. The Company continues to emphasize increased sales, its cost containment programs as well as increased productivity to control SG&A expenses as a percent to sales.

   Net interest expense decreased due to the reduction of average outstanding debt during the respective periods and increased capitalized interest associated with the Company's capital expenditure program.

   Net earnings for the 39 weeks ended November 2, 1995, as a percent to sales, increased due to an increase in operating profit and reductions of net interest expense discussed previously. In addition, the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits" reduced net earnings for the 39 weeks ended November 3, 1994 by $17 million (.19% to sales).

Liquidity and Capital Resources
_______________________________
   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 39 weeks ended November 2, 1995 was $547 million as compared to $405 million in the prior year. During the 39 weeks ended November 2, 1995 the Company spent $472 million for net capital expenditures, $40 million to purchase shares of the Company's common stock, $94 million for the payment of dividends and $205 million to reduce debt. The Company also issued new notes totaling $200 million. Proceeds from the debt issuance were used to reduce borrowings under the Company's commercial paper program. The Company's commercial paper program is utilized to supplement cash requirements resulting from seasonal fluctuations created by the Company's capital expenditure program and changes in working capital. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods.

   Since 1987 the Board of Directors has continuously adopted or renewed plans under which the Company is authorized, but not required, to purchase shares of its common stock on the open market. The current plan was adopted by the Board on March 6, 1995 and authorizes the Company to purchase up to 5 million shares through March 31, 1996. During the 39 weeks ended November 2, 1995, 1.4 million shares were purchased and immediately retired pursuant to this program.

                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
__________________________
   There have not been any material developments in the routine litigation referred to in the Form 10-K for the fiscal year ended
February 2, 1995.


Item 2.  Changes in Securities
______________________________
   The Company maintains a revolving credit agreement with several banks, whereby the Company may borrow, from time to time, principal amounts up to $400 million at any time prior to October 25, 2000. In accordance with this revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $750 million.


Item 3.  Defaults upon Senior Securities
________________________________________
   Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________
   Not applicable.


Item 5.  Other Information
__________________________
   Effective February 2, 1996, Warren E. McCain will retire as Chairman of the Executive Committee of the Board of Directors and as an employee of the Company. Mr. McCain will continue as a Director of the Company.

   John B. Carley, 61, has announced his retirement as President and Chief Operating Officer effective February 2, 1996. Mr. Carley will continue to be active in management as Chairman of the Executive Committee of the Board of Directors and will remain an employee and Director of the Company. Richard L. King, 46, will replace Mr. Carley as President and Chief Operating Officer. Currently Senior Vice President and Regional Manager of the Florida, Northern California and Southern California divisions, Mr. King has been with Albertson's for 28 years and has served in many retail operations positions.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________
   a.  Exhibits

       10.14.1  Amendment No. 1 to Credit Agreement (dated
                October 25, 1995)

       27       Financial data schedule for the 39 weeks ended
                November 2, 1995

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



                                                ALBERTSON'S, INC.
                                       _________________________________
                                                  (Registrant)



Date:    December 8, 1995               A. Craig Olson
       _____________________           _________________________________
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer