Form 10-K
period 1996-02-01
ALBERTSONS INC /DE/
filed 1996-04-08
CIK 3333

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 1996         Commission file number 1-6187

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
                                 (208) 385-6200


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange
              Title of each class                      on which registered
   ------------------------------------------        -----------------------
   Common Stock, $1.00 par value, 251,928,976        New York Stock Exchange
     shares outstanding on March 28, 1996            Pacific Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 28, 1996: $7,193,667,067.


                     Documents Incorporated by Reference
                     -----------------------------------

Listed hereunder are the documents, any portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1996, portions of which are incorporated by reference into
      Part II and Part IV of this Form 10-K; and

2. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on May 24, 1996,(the "Proxy Statement") to be filed within 120 days after the Registrant's fiscal year ended February 1, 1996, portions of which are incorporated by reference into Part III of this Form 10-K.

                      Documents Incorporated by Reference
                      -----------------------------------


Part II
- -------
Item 5 -  Market for the Registrant's   Inside back cover of the Annual Report
          Common Equity and Related     to Stockholders for the year ended
          Stockholder Matters           February 1, 1996

Item 6 -  Selected Financial Data       Page 40 of the Annual Report to
                                        Stockholders for the year ended
                                        February 1, 1996

Item 7 -  Management's Discussion and   Pages 17 to 19 of the Annual
          Analysis of Financial         Report to Stockholders for the
          Condition and Results of      year ended February 1, 1996
          Operations

Item 8 -  Financial Statements and      Pages 20 to 39 and page 41 of the
          Supplementary Data            Annual Report to Stockholders for
                                        the year ended February 1, 1996


Part III
- --------
Item 10 - Directors and Executive       The material contained under the
          Officers of the Registrant    headings "Election of Directors,"
                                        "Nominees for Election as Class I
                                        Directors," "Continuing Class II
                                        Directors," "Continuing Class III
                                        Directors" and "Filing of Forms
                                        Pursuant to Section 16 of the
                                        Securities Exchange Act of 1934" in
                                        the Proxy Statement

Item 11 - Executive Compensation        The material contained under the
                                        headings "Summary Compensation Table,"
                                        "Option Grants in Last Fiscal Year,"
                                        "Aggregated Option Exercises in
                                        Last Fiscal Year and Fiscal Year-End
                                        Option Values" and "Retirement
                                        Benefits" in the Proxy Statement

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

Item 13 - Certain Relationships and     The material contained under the
          Related Transactions          heading "Certain Transactions" in
                                        the Proxy Statement


Part IV
- -------
Item 14 - Exhibits, Financial           Pages 20 to 39 and page 41 of the
          Statement Schedules and       Annual Report to Stockholders for
          Reports on Form 8-K           the year ended February 1, 1996

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

                                     PART I
                                     ------


Item 1.  Business
- -----------------

General

   The Registrant, Albertson's, Inc. (the "Company"), is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.
A. Albertson in 1939. The Company is the fourth largest retail food-drug chain in the United States with operations in 19 Western, Midwestern and Southern states. As of February 1, 1996, the Company operated 764 stores consisting of 646 combination food-drug stores, 78 conventional supermarkets and 40 warehouse stores. Retail operations are supported by 12 Company-owned distribution centers.

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

   The Company's conventional supermarkets range in size from 15,000 to 35,000 square feet. These stores offer a full selection in the basic departments of grocery, meat, produce, dairy and limited nonfood lines. Many locations have an in-store bakery and a service delicatessen.

   The Company's warehouse stores are operated primarily under the name "Max Food and Drug." These no-frills stores range in size from 17,000 to 73,000 square feet and offer significant savings with special emphasis on discounted meat and produce.

   The Company's retail operations are organized into regions with each region comprised of four or five divisions. A senior vice president who also serves as a regional manager directs the operating divisions in retail strategies, planning, marketing approaches and employee development. Each operating division is managed by a division vice president or manager. The division staff includes district sales managers responsible for an average of 20 stores and merchandising specialists in areas such as grocery, produce, pharmacy, liquor, general merchandise, bakery, meat and service delicatessen. Merchandising specialists serve as advisors to help maintain adherence to overall division pricing and merchandising policies. Front-end managers are responsible for service levels and efficiencies in the stores' checkstand operations. District sales managers as well as store directors, are responsible for overall store operations.

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

   As of February 1, 1996, the Company employed approximately 80,000 people. More than 40% of the employees are covered by collective bargaining agreements. The Company considers its present relations with employees to be satisfactory.

   Albertson's stores are located in the Western, Midwestern and Southern areas of the United States. The following is a summary of the stores by state as of February 1, 1996:

                       Albertson's Retail Stores
                       -------------------------
                       Arizona                29
                       Arkansas                1
                       California            164
                       Colorado               46
                       Florida                85
                       Idaho                  30
                       Kansas                  4
                       Louisiana              15
                       Montana                 8
                       Nebraska                7
                       Nevada                 26
                       New Mexico             18
                       Oklahoma               19
                       Oregon                 47
                       South Dakota            1
                       Texas                 146
                       Utah                   36
                       Washington             73
                       Wyoming                 9
                                             ---
                       Total                 764
                                             ===


Item 2.  Properties

   The Company has actively pursued an expansion program of adding new retail stores, enlarging and remodeling existing stores and replacing smaller stores. During the past ten years, the Company has built or acquired 464 stores. Approximately 95% of the Company's current retail square footage has been opened or remodeled during the same period. The Company continues to follow the policy of closing stores that are obsolete or lack satisfactory profit potential.

   Prior to 1984 the Company financed a major portion of its stores under sale and leaseback arrangements. The leases normally require the Company to pay for property taxes, insurance and general maintenance. Some of the leases provide for contingent rent in addition to minimum rent if sales exceed specified amounts. Typically all leases contain renewal options which allow the Company the right to extend the lease for varying additional periods.

   Since 1984 the Company has financed most retail store construction internally, rather than through sale and leaseback arrangements, thus retaining ownership of its land and buildings. The Company's future expansion plans are expected to be financed primarily from cash provided by operating activities. The Company will continue to finance a portion of its new stores through lease transactions when it does not have the option to own the property.

   As of February 1, 1996, the Company operated 764 stores in the states discussed in Item 1. The following is an analysis of stores listed by the current division alignment:

                                                              Number
                                                             of Stores
                                                             ---------
   Idaho (Southern Idaho (28), Northern Nevada (9),
      Eastern Oregon (4) and Wyoming (1))                        42
   Inland Empire (Eastern Washington (18),
      Montana (8) and Northern Idaho (2))                        28
   Utah (Utah (36) and Wyoming (1))                              37
   Western Washington                                            51
   Oregon (Western Oregon (43) and Washington (4))               47
   Southern California (California (118) and
      Southern Nevada (17))                                     135
   Northern California                                           45
   Rocky Mountain (Colorado (46), Wyoming (7)
      and South Dakota (1))                                      54
   Southwest (Arizona (29), New Mexico (18), Texas (4)
      and California (1))                                        52
   Midwest (Oklahoma (19), Nebraska (7) and Kansas (4))          30
   Houston (Texas (17) and Louisiana (12))                       29
   San Antonio (Texas (28))                                      28
   Dallas/Ft. Worth (Texas (97), Louisiana (3)
      and Arkansas (1))                                         101
   Florida                                                       85
                                                                ---
                                                                764
                                                                ===

   The following is a summary of stores, by classification, as of the indicated fiscal year end:

                            1995       1994       1993       1992       1991
                            ----       ----       ----       ----       ----
   Combination Food-Drug     646        588        536        506        407
   Conventional Stores        78         88         96        106        123
   Warehouse Stores           40         44         44         44         32
                             ---        ---        ---        ---        ---
   Total                     764        720        676        656        562
                             ===        ===        ===        ===        ===

   The following table summarizes the Company's retail square footage by store type as of the indicated fiscal year end (in thousands):

                           1995       1994       1993       1992       1991
                          ------     ------     ------     ------     ------
   Combination Food-Drug  32,217     29,217     26,602     25,159     19,647
   Conventional Stores     2,261      2,524      2,741      3,009      3,471
   Warehouse Stores        1,881      2,037      2,031      1,959      1,383
                          ------     ------     ------     ------     ------
   Total                  36,359     33,778     31,374     30,127     24,501
                          ======     ======     ======     ======     ======

   The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on investment. During 1995 approximately 77% of the merchandise purchased for resale in Company retail stores was received from Company-owned distribution facilities.

   Albertson's distribution system consists of 12 Company-owned centers located strategically throughout the Company's operating markets. These units operate as separate profit centers.

   The following is a summary of the Company's distribution and manufacturing facilities as of February 1, 1996:

   Location                                           Square Footage
   --------                                           --------------
   Fort Worth, Texas
     Groceries, Frozen Food, Produce, Meat and Deli     1,100,000
   Brea, California
     Groceries, Frozen Food, Produce, Liquor,
     Bakery, Meat and Deli                              1,059,000
   Plant City, Florida
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high-volume Health and Beauty Care          954,000
   Houston, Texas
     Groceries, Frozen Food, Produce, Meat and Deli       698,000
   Phoenix, Arizona
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high-volume Health and Beauty Care          687,000
   Salt Lake City, Utah
     Groceries, Frozen Food, Produce, Meat and Deli       647,000
   Portland, Oregon
     Groceries, Frozen Food, Produce, Meat and Deli       622,000
   Sacramento, California
     Groceries, Frozen Food, Produce, Liquor, Meat
     and Deli                                             421,000
   Ponca City, Oklahoma
     Health and Beauty Care, General Merchandise
     and Pharmaceuticals                                  419,000
   Denver, Colorado
     Groceries, Frozen Food, Produce, Meat and Deli       355,000
   Boise, Idaho
     Health and Beauty Care and General Merchandise       158,000
     Ice Cream Plant                                       11,000
                                                        ---------
   Total                                                7,131,000
                                                        =========


   As of February 1, 1996, the Company held title to the land and buildings of 48% of the Company's stores and held title to the buildings on leased land of an additional 8% of the Company's stores. The Company also holds title to the land and buildings of the corporate headquarters in Boise, Idaho and all of the distribution centers.


Item 3.  Legal Proceedings
- --------------------------

   The Company is involved in routine litigation incidental to operations. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

   No matters were submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II
                                    -------


Item 5.  Market for the Registrant's Common Equity and Related
- --------------------------------------------------------------
Stockholder Matters
- -------------------

   The principal markets in which the Company's common stock is traded and the related security holder matters are set forth under the caption "Company Stock Information" on the inside back cover of the Company's 1995 Annual Report to Stockholders. This information is incorporated herein by this reference thereto. The market value of the Company's common stock on March 28, 1996, was $37.75 per share.


Item 6.  Selected Financial Data
- --------------------------------

   Selected financial data of the Company for the fiscal years 1991 through 1995 is included under the caption "Five Year Summary of Selected Financial Data" on page 40 of the Company's 1995 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

   The information required under this item is included under the caption "Financial Review" on pages 17 to 19 of the Company's 1995 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

   The Company's consolidated financial statements and related notes thereto, together with the Independent Auditors' Report and the selected quarterly financial data of the Company are presented on pages 20 to 39 and page 41 of the Company's 1995 Annual Report to Stockholders and are incorporated herein by this reference thereto.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

   There have been no reports on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------
Directors
- ---------

   The information regarding directors and nominees for directors of the Company is presented under the headings "Election of Directors," "Nominees for Election as Class I Directors," "Continuing Class II Directors," "Continuing Class III Directors" and "Filing of Forms Pursuant to Section 16 of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for use in connection with the 1996 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended February 1, 1996, and is incorporated herein by this reference thereto.


Executive Officers
- ------------------

                     Age                                 Date First Appointed
                    as of                                   as an Executive
     Name          3/28/96         Position                      Officer
     ----          -------         --------              --------------------
Gary G. Michael       55    Chairman of the Board and           12/02/74
                            Chief Executive Officer

John B. Carley        62    Chairman of the Executive           04/05/76
                            Committee of the Board

Richard L. King       46    President and Chief Operating       01/01/94
                            Officer

Carl W. Pennington    58    Executive Vice President,           08/02/87
                            Corporate Merchandising

Michael F. Reuling    49    Executive Vice President,           12/30/79
                            Store Development

Thomas R. Saldin      49    Executive Vice President,           12/26/83
                            Administration and
                            General Counsel

Ronald D. Walk        52    Executive Vice President,           05/28/84
                            Retail Operations

Thomas E. Brother     54    Senior Vice President,              07/30/89
                            Distribution

William H. Emmons     46    Senior Vice President and           02/02/96
                            Regional Manager

Dennis C. Lucas       48    Senior Vice President and           02/02/96
                            Regional Manager

A. Craig Olson        44    Senior Vice President, Finance      12/22/86
                            and Chief Financial Officer

David G. Simonson     49    Senior Vice President and           02/02/96
                            Regional Manager

Patrick S. Steele     46    Senior Vice President,              06/10/90
                            Information Systems and
                            Technology

                     Age                                 Date First Appointed
                    as of                                   as an Executive
     Name          3/28/96         Position                      Officer
     ----          -------         --------              --------------------
Steven D. Young       47    Senior Vice President, Human        12/02/91
                            Resources

David G. Dean         45    Group Vice President,               12/02/91
                            Procurement

Peggy Jo Jones        43    Group Vice President, Employee      11/29/93
                            Development and Communications

Richard J. Navarro    43    Group Vice President and            11/29/93
                            Controller


   Gary G. Michael has served as Chairman of the Board and Chief Executive Officer since February 1, 1991.

   John B. Carley became Chairman of the Executive Committee of the Board on February 2, 1996. Previously he served as President and Chief Operating Officer from February 1, 1991.

   Richard L. King was promoted to President and Chief Operating Officer on February 2, 1996. Previously he served as Senior Vice President and Regional Manager from November 1994; Group Vice President, Merchandising from January 1994; Vice President, Rocky Mountain Division from 1992; and Division Manager, Rocky Mountain Division from 1991.

   Carl W. Pennington was promoted to Executive Vice President, Corporate Merchandising on February 2, 1996. Previously he served as Senior Vice President, Corporate Merchandising from 1994 and Senior Vice President and Regional Manager from 1988.

   Michael F. Reuling has served as Executive Vice President, Store Development since 1986.

   Thomas R. Saldin has served as Executive Vice President, Administration and General Counsel since 1991.

   Ronald D. Walk was promoted to Executive Vice President, Retail Operations on February 2, 1996. Previously he served as Senior Vice President and Regional Manager from 1984.

   Thomas E. Brother has served as Senior Vice President, Distribution since
1991.

   William H. Emmons was promoted to Senior Vice President and Regional Manager on February 2, 1996. Previously he served as Vice President, North Texas Division from 1993 and Vice President, Texas Division from 1988.

   Dennis C. Lucas was promoted to Senior Vice President and Regional Manager on February 2, 1996. Previously he served as Vice President, Oregon Division from 1995; Vice President, Midwest Division from 1993; Division Manager, Midwest Division from July 1992; Director of Operations, Southern California Division from February 1992; District Sales Manager, Southern California Division from 1991; and District Sales Manager, Oregon Division from 1987.

   A. Craig Olson has served as Senior Vice President, Finance and Chief Financial Officer since February 1, 1991.

   David G. Simonson was promoted to Senior Vice President and Regional Manager on February 2, 1996. Previously he served as Vice President, Southern California Division from 1991 and Director of Operations, Southern California Division from 1987.

   Patrick S. Steele was promoted to Senior Vice President, Information Systems and Technology in 1993. Previously he served as Group Vice President, Management Information Systems from 1990.

   Steven D. Young was promoted to Senior Vice President, Human Resources in 1993. Previously he served as Group Vice President, Human Resources from 1991.

   David G. Dean has served as Group Vice President, Procurement since 1991.

   Peggy Jo Jones was promoted to Group Vice President, Employee Development and Communications in November 1993. Previously she served as Vice President, Employee Development and Communications from September 1993; Vice President, Retail Accounting from 1992; and Assistant Vice President, Retail Accounting from 1990.

   Richard J. Navarro was promoted to Group Vice President and Controller in 1993. Previously he served as Vice President and Controller from 1989.


Item 11.  Executive Compensation
- --------------------------------

   Information concerning executive compensation is presented under the headings "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
Option Values" and "Retirement Benefits" in the Proxy Statement. This information is incorporated herein by this reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

   Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement. This information is incorporated herein by this reference thereto.


Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

   Information concerning related transactions is presented under the heading "Certain Transactions" in the Proxy Statement. This information is incorporated herein by this reference thereto.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)1      Financial Statements:

             The Independent Auditors' Report, together with the Consolidated Financial Statements and the related notes thereto, are listed below and are incorporated herein by this reference thereto from pages 20 to 39 of the Company's Annual Report to Stockholders for the year ended February 1, 1996:

             Consolidated Earnings -- years ended February 1, 1996;
               February 2, 1995; February 3, 1994.

             Consolidated Balance Sheets -- February 1, 1996;
               February 2, 1995; February 3, 1994.

             Consolidated Cash Flows -- years ended February 1, 1996;
               February 2, 1995; February 3, 1994.

             Consolidated Stockholders' Equity -- years ended
               February 1, 1996; February 2, 1995; February 3, 1994.

             Notes to Consolidated Financial Statements.

             Independent Auditors' Report.

          Quarterly Financial Data:

             Quarterly Financial Data for the years ended February 1, 1996 and February 2, 1995 is set forth on page 41 of the Annual Report to Stockholders for the year ended February 1, 1996, and is incorporated herein by this reference thereto.

(a)2      Schedules:

              All schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or notes thereto.

(a)3      Exhibits:

              A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 16 hereof.

(b)       Reports on Form 8-K:

              There were no reports on Form 8-K during the quarter ended February 1, 1996.

   For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Company hereby undertakes as follows, which undertaking shall be incorporated by reference into Company's Registration Statements on Form S-8 Nos. 2-53959, 2-80776, 33-2139, 33-7901, 33-15062, 33-43635, 33-62799 and 33-59803.

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

                         INDEPENDENT AUDITORS' CONSENT

   We consent to the incorporation by reference in Registration Statements numbered 2-53959, 2-80776, 33-2139, 33-7901, 33-15062, 33-43635, 33-62799 and
33-59803 on Form S-8 and Registration Statements numbered 33-46436 and
33-49329 on Form S-3 of Albertson's, Inc. and subsidiaries of our reports dated March 20, 1996, appearing in and incorporated by reference in the Annual Report on Form 10-K of Albertson's, Inc. and subsidiaries for the year ended February 1, 1996.


DELOITTE & TOUCHE LLP

Deloitte & Touche LLP


Boise, Idaho
April 5, 1996

Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Albertson's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALBERTSON'S, INC.


                                        By        GARY G. MICHAEL
                                           -----------------------------
                                                  Gary G. Michael

                                            (Chairman of the Board and
                                              Chief Executive Officer)
Date:  April 5, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 5, 1996.


                              GARY G. MICHAEL                                     JOHN B. CARLEY
                     ---------------------------------                   ---------------------------------
                              Gary G. Michael                                     John B. Carley
                        (Chairman of the Board and                          (Chairman of the Executive
                        Chief Executive Officer and                         Committee of the Board and
                                 Director)                                           Director)


                              A. CRAIG OLSON                                     RICHARD J. NAVARRO
                     ---------------------------------                   ---------------------------------
                              A. Craig Olson                                     Richard J. Navarro
                      (Senior Vice President, Finance                        (Group Vice President and
                        and Chief Financial Officer)                                Controller)
                                                                             (Chief Accounting Officer)


                            KATHRYN ALBERTSON                                      A. GARY AMES
                     ---------------------------------                   ---------------------------------
                            Kathryn Albertson                                      A. Gary Ames
                               (Director)                                           (Director)


                             CECIL D. ANDRUS                                      PAUL I. CORDDRY
                     --------------------------------                    ---------------------------------
                             Cecil D. Andrus                                      Paul I. Corddry
                               (Director)                                           (Director)


                              JOHN B. FERY                                       CLARK A. JOHNSON
                     --------------------------------                    ---------------------------------
                              John B. Fery                                       Clark A. Johnson
                               (Director)                                           (Director)


                             CHARLES D. LEIN                                      WARREN E. McCAIN
                     ---------------------------------                   ---------------------------------
                             Charles D. Lein                                      Warren E. McCain
                                (Director)                                           (Director)


                              BEATRIZ RIVERA                                        J.B. SCOTT
                     ---------------------------------                   ---------------------------------
                              Beatriz Rivera                                        J.B. Scott
                                (Director)                                          (Director)


                              WILL M. STOREY                                      STEVEN D. SYMMS
                     ---------------------------------                   ---------------------------------
                              Will M. Storey                                      Steven D. Symms
                                (Director)                                          (Director)

                               Index to Exhibits
                          Filed with the Annual Report
                              on Form 10-K for the
                          Year Ended February 1, 1996

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

 4.1.2    Second Amendment to Stockholder Rights Plan Agreement (dated
          November 28, 1988)(5)

 4.1.3    Third Amendment to Stockholder Rights Plan Agreement (dated
          September 6, 1989)(6)

 4.1.4    Fourth Amendment to Stockholder Rights Plan Agreement (dated
          September 6, 1994)(7)

 4.2 Indenture, dated as of May 1, 1992, between Albertson's, Inc., and Morgan Guaranty Trust Company of New York as Trustee(8)

 9        Inapplicable

10.2      Kathryn Albertson Stock Agreement (dated December 31, 1979)(9)*

10.3      Alscott Limited Partnership #1 Stock Agreement (dated
          February 2, 1996)*

10.4      Stockholders' Agreement among Kathryn Albertson, Albertson's, Inc.
          and Alscott Limited Partnership #1 (dated February 2, 1996)*

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

10.9      Description of Bonus Incentive Plans (amended December 3,
          1984)(14)*

10.10     Agreement Among Albertson's, Inc., Theo Albrecht Stiftung and
          Theo Albrecht dated as of February 15, 1980(9)

10.10.1   Letter Amendment of October 13, 1982 regarding Exhibit 10.10(15)

10.10.2   First Amendment dated April 11, 1984 to Agreement among
          Albertson's, Inc., Theo Albrecht Stiftung and Theo Albrecht(16)

10.10.3   Second Amendment dated September 25, 1989 to Agreement among
          Albertson's, Inc., Markus Stiftung and Theo Albrecht(12)

Number    Description
- ------    -----------
10.10.4   Third Amendment dated December 5, 1994 to Agreement among
          Albertson's, Inc., Markus Stiftung and Theo Albrecht(17)

10.11     1982 Incentive Stock Option Plan (amended March 4, 1991)(18)*

10.12     Form of 1982 Incentive Stock Option Agreement (amended
          November 30, 1987)(4)*

10.12.1 Form of 1982 Incentive Stock Option Agreement (used in connection with certain options granted pursuant to the 1982 Incentive
          Stock Option Plan on or after September 5, 1989)(6)*

10.13     Executive Pension Makeup Plan (amended and restated February 1,
          1989)(11)*

10.13.1   First Amendment to Executive Pension Makeup Plan (dated June 8,
          1989)(19)*

10.13.2   Second Amendment to Executive Pension Makeup Plan (dated January 12,
          1990)(20)*

10.13.3   Third Amendment to Executive Pension Makeup Plan (dated January 31,
          1990)(21)*

10.13.4   Fourth Amendment to Executive Pension Makeup Plan (effective
          January 1, 1995)(17)*

10.13.5   Amendment to Executive Pension Makeup Plan (retroactive to
          January 1, 1990)*

10.14     Credit Agreement (dated October 5, 1994)(22)

10.14.1   Amendment No. 1 to Credit Agreement (dated October 25, 1995)(23)

10.15 Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989)(11)*

10.15.1   Amendment to Senior Executive Deferred Compensation Plan (dated
          December 4, 1989)(12)*

10.16     1986 Nonqualified Stock Option Plan (amended March 4, 1991)(18)*

10.17     Form of 1986 Nonqualified Stock Option Plan Stock Option Agreement
          (amended November 30, 1987)(4)

10.18     Executive Pension Makeup Trust (dated February 1, 1989)(11)*

10.19     Executive Deferred Compensation Trust (dated February 1, 1989)(11)*

10.20     1990 Deferred Compensation Plan(18)*

10.20.1   Amendment to 1990 Deferred Compensation Plan (dated April 12,
          1994)(7)*

10.21     Non-Employee Directors' Deferred Compensation Plan(18)*

10.22     1990 Deferred Compensation Trust (dated November 20, 1990)(18)*

10.23     Letter Agreement with John B. Carley (dated December 4, 1995)*

10.24     1995 Stock-Based Incentive Plan (dated May 26, 1995)(24)*

Number    Description
- ------    -----------
10.24.1   Form of 1995 Stock-Based Incentive Plan Stock Option Agreement
          (dated December 4, 1995)*

10.25     1995 Stock Option Plan for Non-Employee Directors (dated
          May 26, 1995)(24)*

10.25.1   Form of 1995 Stock Option Plan for Non-Employee Directors Agreement
          (dated May 30, 1995)(24)*

11        Inapplicable

12        Inapplicable

13 Exhibit 13 consists of pages 17 to 41 and the inside back cover of Albertson's, Inc. 1995 Annual Report to Stockholders which are numbered as pages 1 to 26 of Exhibit 13. Such report, except to the extent incorporated herein by reference, has been sent to and furnished for the information of the Securities and Exchange
          Commission only and is not to be deemed filed as part of this Annual
          Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of Exhibit 13 are as follows: Item 5--page 26; Item 6--page
          24; Item 7--pages 1 through 3; and Item 8--pages 4 through 23 and page 25.

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

 (7) Exhibits 4.1.4 and 10.20.1 are incorporated herein by reference to Exhibits 4.1.4 and 10.20.1, respectively, of the Form 10-Q for the quarter ended August 4, 1994.

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

(17) Exhibits 10.10.4 and 10.13.4 are incorporated herein by reference to Exhibits 10.10.4 and 10.13.4 of the Company's Form 10-K for the year ended February 2, 1995.

(18)  Exhibits 10.11, 10.16, 10.20, 10.21 and 10.22 are incorporated herein by reference to Exhibits 10.11, 10.16, 10.20, 10.21 and 10.22, respectively, of the Form 10-K for the year ended January 31, 1991. Exhibit 10.11 expired by its terms February 29, 1992. Notwithstanding such expiration, certain agreements for the options granted under this option plan remain outstanding.

(19) Exhibit 10.13.1 is incorporated herein by reference to Exhibit 10.13.1 of the Company's Form 10-Q for the quarter ended May 4, 1989.

(20) Exhibit 10.13.2 is incorporated herein by reference to Exhibit 10.13.2 of the Company's Form 10-K for the year ended February 1, 1990.

(21) Exhibit 10.13.3 is incorporated herein by reference to Exhibit 10.13.3 of the Company's Form 10-Q for the quarter ended August 2, 1990.

(22) Exhibit 10.14 is incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended November 3, 1994.

(23) Exhibit 10.14.1 is incorporated herein by reference to Exhibit 10.14.1 of the Company's Form 10-Q for the quarter ended November 2, 1995.

(24) Exhibits 10.24, 10.25 and 10.25.1 are incorporated herein by reference to Exhibits 10.24, 10.25 and 10.25.1 of the Company's Form 10-Q for the quarter ended May 4, 1995.