Form 10-Q
period 1996-05-02
ALBERTSONS INC /DE/
filed 1996-05-31
CIK 3333

                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     _______________________________


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For 13 Weeks Ended:  May 2, 1996         Commission File Number:  1-6187



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
Yes   X     No
    _____      _____

     Number of Registrant's $1.00 par value
     common shares outstanding at May 24, 1996:         251,957,988


                    PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)

                                                       13 WEEKS ENDED
                                                 __________________________
                                                    May 2, 1996    May 4, 1995
                                                 ____________   ___________
Sales                                             $3,343,941    $3,083,424
Cost of sales                                      2,479,833     2,308,209
                                                  ___________   ___________
Gross profit                                         864,108       775,215

Selling, general and administrative expenses         667,545       599,157
                                                  ___________   ___________
Operating profit                                     196,563       176,058

Other (expenses) income:
  Interest, net                                      (14,957)      (14,393)
  Other, net                                             529           283
                                                  ___________   ___________
Earnings before income taxes                         182,135       161,948
Income taxes                                          69,758        62,674
                                                  ___________   __________

NET EARNINGS                                      $  112,377    $   99,274


EARNINGS PER SHARE                                     $ .45         $ .39

DIVIDENDS DECLARED PER SHARE                           $ .15         $ .13

Average number of common shares outstanding          251,929       254,006















See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)
                                                   May 2, 1996     February 1,
                                                   (unaudited)        1996
                                                 ______________     ____________
                   ASSETS
                   ______


CURRENT ASSETS:
  Cash and cash equivalents                          $   54,048     $   69,113
  Accounts and notes receivable                          91,199         98,340
  Inventories                                         1,042,891      1,030,246
  Prepaid expenses                                       29,762         22,855
  Deferred income taxes                                  59,458         62,448
                                                     __________       __________
           TOTAL CURRENT ASSETS                       1,277,358      1,283,002

OTHER ASSETS                                            175,223        155,427

LAND, BUILDINGS AND EQUIPMENT                         4,183,795      4,063,378
  Less accumulated depreciation and amortization      1,419,721      1,365,896
                                                     __________      __________
                                                      2,764,074      2,697,482
                                                     __________       __________
                                                     $4,216,655     $4,135,911

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________


CURRENT LIABILITIES:
  Accounts payable                                   $  617,530     $  648,963
  Salaries and related liabilities                      125,983        134,096
  Taxes other than income taxes                          51,669         44,413
  Income taxes                                           99,692         35,546
  Self-insurance                                         68,209         68,899
  Unearned income                                        24,048         32,208
  Other current liabilities                              49,250         38,815
  Current maturities of long-term debt                    1,237         78,237
  Current capitalized lease obligations                   7,404          7,316
                                                     __________       _________
           TOTAL CURRENT LIABILITIES                  1,045,022      1,088,493
LONG-TERM DEBT                                          637,919        602,993

CAPITALIZED LEASE OBLIGATIONS                           130,143        129,265

DEFERRED INCOME TAXES                                                    1,652

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        375,818        360,985

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 251,956,388
    shares and 251,918,576 shares, respectively         251,956        251,919
  Capital in excess of par value                          3,878          3,269
  Retained earnings                                   1,771,919      1,697,335
                                                     __________       __________
                                                      2,027,753      1,952,523
                                                     __________       __________
                                                     $4,216,655     $4,135,911





See Notes to Consolidated Financial Statements.

                              ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                         13 WEEKS ENDED
                                                   ______________________________
                                                    May 2, 1996    May 4, 1995
                                                   _____________    _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 112,377      $  99,274
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                    69,604         60,528
       Net deferred income taxes                        (5,467)         1,460
       Changes in operating assets and liabilities      31,093         85,249
                                                     __________       __________
       Net cash provided by operating activities       207,607        246,511

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     non-cash activities                              (133,540)      (104,181)
   Increase in other assets                            (12,991)       (20,895)
                                                     __________       __________
       Net cash used in investing activities          (146,531)      (125,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term borrowings                    (78,779)      (151,552)
   Net commercial paper activity                        34,971         79,393
   Proceeds from stock options exercised                   416            452
   Cash dividends paid                                 (32,749)       (27,938)
                                                     __________       __________
       Net cash used in financing activities           (76,141)       (99,645)
                                                     __________       __________

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     (15,065)        21,790

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF QUARTER                                            69,113         50,224
                                                     __________       __________
CASH AND CASH EQUIVALENTS AT END OF QUARTER          $  54,048      $  72,014


NON-CASH ACTIVITIES:
  Capitalized lease obligations incurred             $   2,700      $   2,845
  Capitalized lease obligations terminated                                685
  Tax benefits related to stock options                    230            244


CASH PAYMENTS FOR:
  Income taxes                                          10,552         28,614
  Interest, net of amounts capitalized                  10,783          9,952








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

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1995 Annual Report.

   The balance sheet at February 1, 1996 has been taken from the audited financial statements at that date.


Reclassifications
_________________
   Certain reclassifications have been made in the prior year's financial statements to conform to classifications used in the current year.


Indebtedness
____________
   Subsequent to May 2, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission to authorize the issuance of up to $500 million in debt securities. The registration statement became effective on May 14, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
_____________________
   Sales for the 13 weeks ended May 2, 1996 increased by $261 million
(8.4%) over sales for the 13 weeks ended May 4, 1995.   This increase
was due to improved identical store sales (which includes inflation) and the continued expansion of net retail square footage. Identical store sales, sales in stores that have been in operation for the full 13 week periods of both years, increased 2.4% and comparable store sales (which include replacement stores) increased 2.7%. Management estimates that annual inflation in products the Company sells was approximately 0.4%. During the quarter fourteen stores were opened, one store was closed and six store remodels were completed. Net retail square footage increased 9.7% from May 4, 1995.

   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                           Percent to Sales     Percentage Incr.(Decr.)
                         ___________________   _________________________
                            13 weeks ended            First Quarter
                         ___________________   _________________________
                          5-2-96     5-4-95     1996/1995     1995/1994
                         ________   ________   ___________   ___________
   Sales                  100.00%    100.00%       8.4%          6.0%
   Gross profit            25.84      25.14       11.5           7.3
   Selling, general and
     administrative
     expenses              19.96      19.43       11.4           6.1
   Operating profit         5.88       5.71       11.6          11.3
   Net interest expense     0.45       0.47        3.9         (10.9)
   Earnings before
     income taxes           5.45       5.25       12.5          17.0
   Net earnings             3.36       3.22       13.2          45.7

   Gross profit, as a percent to sales, increased due to improved retail gross profit and continued efficiencies at the Company's distribution centers. The Company's distribution system provides approximately 77%
of all products purchased by retail stores.   Utilization of the
Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $12.4 million (0.37% to sales) for the 13 weeks ended May 2, 1996 and $11.1 million (0.36% to sales) for the 13 weeks ended May 4, 1995.

   Selling, general and administrative expenses, as a percent to sales, increased due to: increased salary and related benefit costs resulting from the Company's implementation of a new front-end manager position in all of its stores and improved front-end service; increased usage and related fees for debit and credit cards; increased depreciation expense associated with the Company's expansion program; and, reduced operating income associated with baled wastepaper recycling.

   The 1995 decrease in net interest expense resulted from the repayment of debt.

Liquidity and Capital Resources
_______________________________
   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the first quarter of 1996 was $208 million compared to $247 million in the prior year. The decrease in cash provided by operating activities from the prior year was due primarily to an increase in inventories and related changes in accounts payable. Inventories increased during the first quarter of 1996 as a result of new store openings and the new Houston, Texas Distribution Center which became operational on March 18, 1996.

   During the quarter ended May 2, 1996 the Company spent $134 million for net capital expenditures, $33 million for the payment of dividends and $79 million to reduce long-term debt. Net commercial paper borrowings of $35 million were incurred during the first quarter of 1996 as compared to $79 million in the prior year.

   The Company utilizes its commercial paper program to supplement cash requirements from seasonal fluctuations in working capital resulting from operations and the Company's capital expenditure program. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods. The Company had $244 million of commercial paper borrowings outstanding at May 2, 1996 compared to $209 million at February 1, 1996 and $189 million at May 4, 1995.

   Subsequent to May 2, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission to authorize the issuance of up to $500 million in debt securities. The registration statement became effective on May 14, 1996.

   Since 1987 the Board of Directors has continuously adopted or renewed programs under which the Company is authorized, but not required, to purchase shares of its common stock on the open market. The current program was adopted by the Board on March 4, 1996 and authorizes the Company to purchase and immediately retire up to 7 million shares through March 31, 1997. During the quarter ended May 2, 1996 no shares were purchased pursuant to this program.

                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
__________________________
   There have not been any material developments in the routine litigation referred to in the Form 10-K for the fiscal year ended
February 1, 1996.


Item 2.  Changes in Securities
______________________________
   In accordance with the Company's $400 million revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $750 million.


Item 3.  Defaults upon Senior Securities
________________________________________
   Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________
   The Company held its Annual Meeting of Stockholders on May 24, 1996 and transacted the following business:

   (a)   Election of Class I Directors:

             Nominee            Votes For        Votes Withheld
         _________________     ___________       ______________
         Clark A. Johnson      218,850,174          3,342,138
         Charles D. Lein       218,475,856          3,716,456
         Gary G. Michael       218,791,153          3,401,159
         Steven D. Symms       217,078,963          5,113,349

         Continuing Class II Directors:

         Kathryn Albertson     A. Gary Ames      John B. Carley
         Paul I. Corddry       Beatriz Rivera

         Continuing Class III Directors:

         Cecil D. Andrus       John B. Fery      Warren E. McCain
         J.B. Scott            Will M. Storey


   (b) Stockholder proposal to declassify the Board of Directors for the purpose of director elections:

                            Votes                        Broker
            Votes For      Against      Abstentions     Nonvotes
         _____________   ___________    ___________    __________
           64,223,733    134,401,479     1,724,128     21,842,972


   (c) Stockholder proposal to institute confidential voting by stockholders:

                            Votes                        Broker
            Votes For      Against      Abstentions     Nonvotes
         _____________   ___________    ___________    __________
           42,182,701    154,852,947     3,308,890     21,847,774

Item 5.  Other Information
__________________________
   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
_________________________________________
   a.  Exhibits

       27       Financial data schedule for the 13 weeks ended May 2,
                1996

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



                                                ALBERTSON'S, INC.
                                       _________________________________
                                                  (Registrant)



Date:      May 31, 1996                 A. CRAIG OLSON
       _____________________           _________________________________
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

FORM 10-Q

	9