Form 10-Q
period 1996-08-01
ALBERTSONS INC /DE/
filed 1996-09-11
CIK 3333

                                                                       FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For 26 Weeks Ended:  August 1, 1996              Commission File Number:  1-6187



                                ALBERTSON'S, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                      82-0184434
- -------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho            83726
- -----------------------------------------------         ----------
              (Address)                                 (Zip Code)


Registrant's telephone number, including area code:  (208) 385-6200
                                                     --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

     Number of Registrant's $1.00 par value
     common shares outstanding at August 28, 1996:        251,998,024

                                                                       FORM 10-Q


PART I. FINANCIAL INFORMATION



                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                      (in thousands except per share data)
                                   (unaudited)


                                      13 WEEKS ENDED            26 WEEKS ENDED
                                 ------------------------  -------------------------
                                   August 1,   August 3,      August 1,   August 3,
                                     1996        1995           1996        1995
                                 ------------ -----------  ------------  -----------

Sales                             $3,481,131   $3,119,216    $6,825,072   $6,202,640
Cost of sales                      2,580,165    2,325,963     5,065,491    4,638,400
                                  ----------   ----------    ----------   ----------
Gross profit                         900,966      793,253     1,759,581    1,564,240

Selling, general and
  administrative expenses            688,937      605,892     1,350,989    1,200,821
                                  ----------   ----------    ----------   ----------
Operating profit                     212,029      187,361       408,592      363,419

Other (expenses) income:
  Interest, net                      (15,005)     (13,573)      (29,962)     (27,966)
  Other, net                          (1,381)        (494)         (852)        (211)
                                  ----------   ----------    ----------   ----------
Earnings before income taxes         195,643      173,294       377,778      335,242
Income taxes                          74,931       67,065       144,689      129,739
                                  ----------   ----------    ----------   ----------

NET EARNINGS                      $  120,712   $  106,229    $  233,089   $  205,503
                                  ==========   ==========    ==========   ==========


EARNINGS PER SHARE                     $ .48        $ .42         $ .93        $ .81


DIVIDENDS DECLARED PER SHARE           $ .15        $ .13         $ .30        $ .26

Average number of shares
  outstanding                        251,962      253,218       251,945      253,612


See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q

                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                 August 1, 1996      February 1,
                                                   (unaudited)          1996
                                                 --------------     ------------
                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $   76,740       $   69,113
  Accounts and notes receivable                          95,938           98,340
  Inventories                                         1,034,864        1,030,246
  Prepaid expenses                                       34,994           22,855
  Deferred income taxes                                  55,638           62,448
                                                     ----------       ----------
           TOTAL CURRENT ASSETS                       1,298,174        1,283,002

OTHER ASSETS                                            171,146          155,427

LAND, BUILDINGS AND EQUIPMENT                         4,347,889        4,063,378
  Less accumulated depreciation and amortization      1,468,028        1,365,896
                                                     ----------       ----------
                                                      2,879,861        2,697,482
                                                     ----------       ----------
                                                     $4,349,181       $4,135,911
                                                     ==========       ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                   $  618,055       $  648,963
  Salaries and related liabilities                      132,820          134,096
  Taxes other than income taxes                          67,594           44,413
  Income taxes                                           20,704           35,546
  Self-insurance                                         66,853           68,899
  Unearned income                                        29,309           32,208
  Other current liabilities                              45,055           38,815
  Current maturities of long-term debt                    1,260           78,237
  Current capitalized lease obligations                   7,528            7,316
                                                     ----------        ---------
           TOTAL CURRENT LIABILITIES                    989,178        1,088,493

LONG-TERM DEBT                                          753,237          602,993

CAPITALIZED LEASE OBLIGATIONS                           126,719          129,265

DEFERRED INCOME TAXES                                                      1,652

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        368,976          360,985

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 251,980,424
    shares and 251,918,576 shares, respectively         251,980          251,919
  Capital in excess of par value                          4,257            3,269
  Retained earnings                                   1,854,834        1,697,335
                                                     ----------       ----------
                                                      2,111,071        1,952,523
                                                     ----------       ----------
                                                     $4,349,181       $4,135,911
                                                     ==========       ==========


See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q

                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                           26 WEEKS ENDED
                                                   ------------------------------
                                                      August 1,        August 3,
                                                        1996             1995
                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 233,089        $ 205,503
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   141,507          121,280
       Net deferred income taxes                        (1,327)             322
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses               (9,737)           8,673
         Inventories                                    (4,618)          38,867
         Accounts payable                              (30,908)          25,228
         Other current liabilities                      14,473            7,441
         Self-insurance                                 (1,055)          13,240
         Unearned income                                (2,305)           1,779
         Other long-term liabilities                       723            7,139
                                                     ----------       ----------
       Net cash provided by operating activities       339,842          429,472

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                               (322,678)        (266,439)
   Increase in other assets                             (9,234)         (25,366)
                                                     ----------       ----------
       Net cash used in investing activities          (331,912)        (291,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                  200,000          200,000
   Payments on long-term borrowings                    (80,820)        (203,523)
   Net commercial paper activity                       (49,542)             (98)
   Proceeds from stock options exercised                   601              639
   Stock purchases                                                      (40,127)
   Cash dividends                                      (70,542)         (60,962)
                                                     ----------       ----------
       Net cash used in financing activities              (303)        (104,071)
                                                     ----------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                7,627           33,596

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             69,113           50,224
                                                     ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  76,740        $  83,820
                                                     ==========       =========


NONCASH ACTIVITIES:
  Capital lease obligations incurred                 $   2,700        $   4,999
  Capital lease obligations terminated                   1,405              685
  Tax benefits related to stock options                    448              374

CASH PAYMENTS FOR:
  Income taxes                                         162,469          151,306
  Interest, net of amounts capitalized                  27,568           23,295


See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q

                                ALBERTSON'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Basis of Presentation

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

   The preparation of the Company's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Historical operating results are not necessarily indicative of future results.


Reclassifications

   Certain reclassifications have been made in the prior year's financial statements to conform to classifications used in the current year.


Indebtedness

   In June 1996, the Company issued $200 million of 7.75% debentures under a shelf registration statement filed with the Securities and Exchange Commission in May 1996. The debentures are due June 15, 2026 and interest is paid semiannually. Proceeds from the issuance were used to repay borrowings under the Company's commercial paper program. Medium-term notes up to $300 million remain available for issuance under the 1996 shelf registration statement.

                                                                       FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   Beginning with the quarter ended August 1, 1996, the Company has classified advertising expenses as cost of sales. Previously, advertising expenses were included in selling, general and administrative expenses. Reclassifications have been made in prior periods to conform to this new presentation.

Results for the quarter:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                              Percent to Sales
                            -------------------
                               13 weeks ended         Percentage
                            -------------------
                            8-01-96     8-03-95        Increase
                            -------     -------       ----------
   Sales                    100.00%     100.00%          11.6%
   Gross profit              25.88       25.43           13.6
   Selling, general and
     administrative
     expenses                19.79       19.42           13.7
   Operating profit           6.09        6.01           13.2
   Net interest
     expense                  0.43        0.44           10.5
   Earnings before
     income taxes             5.62        5.56           12.9
   Net earnings               3.47        3.41           13.6

   Sales increased due to improved identical store sales (which includes inflation) and the continued expansion of net retail square footage. Identical store sales, sales in stores that have been in operation for the full 13 week periods of both years, increased 4.0% and comparable store sales (which include replacement stores) increased 4.2%. Contributing to the identical store sales increase was a 44-day strike which affected two of the Company's competitors in Colorado. The Company estimates that identical store sales would have increased by approximately 2.3% without the effect of the strike. Management estimates that annual inflation in products the Company sells was approximately 0.8%. During the quarter 17 stores were opened, 5 stores were closed and 13 store remodels were completed. Net retail square footage increased 10.9% from August 3, 1995.

   Gross profit, as a percent to sales, increased due to improved retail gross profit and continued efficiencies at the Company's distribution centers. The Company's distribution system provided approximately 76% of all products purchased by retail stores. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $12.4 million (0.36% to sales) for the 13 weeks ended August 1, 1996 and $11.1 million (0.36% to sales) for the 13 weeks ended August 3, 1995.

                                                                       FORM 10-Q


   Selling, general and administrative expenses, as a percent to sales, increased due to: increased salary, bonus and related benefit costs resulting from the Company's implementation of a new front-end manager position in all of its stores and improved front-end service; increased depreciation expense associated with the Company's expansion program; and, reduced operating income associated with baled wastepaper recycling and coupon redemption. Decreases in insurance costs partially offset these increases.

Year-to-date results:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                              Percent to Sales
                            -------------------
                               26 weeks ended         Percentage
                            -------------------
                            8-01-96     8-03-95        Increase
                            -------     -------       ----------
   Sales                    100.00%     100.00%          10.0%
   Gross profit              25.78       25.22           12.5
   Selling, general and
     administrative
     expenses                19.79       19.36           12.5
   Operating profit           5.99        5.86           12.4
   Net interest
     expense                  0.44        0.45            7.1
   Earnings before
     income taxes             5.54        5.40           12.7
   Net earnings               3.42        3.31           13.4

   Sales increased due to improved identical store sales (which includes inflation) and the continued expansion of net retail square footage. Identical store sales, sales in stores that have been in operation for the full 26 week periods of both years, increased 3.2% and comparable store sales (which include replacement stores) increased 3.4%. Contributing to the identical store sales increase was a 44-day strike which affected two of the Company's competitors in Colorado. The Company estimates that identical store sales would have increased by approximately 2.3% without the effect of the strike. Management estimates that annual inflation in products the Company sells was approximately 0.8%. During the 26 weeks 31 stores were opened, 6 stores were closed and 19 store remodels were completed. Net retail square footage increased 10.9% from August 3, 1995.

   Gross profit, as a percent to sales, increased due to improved retail gross profit and continued efficiencies at the Company's distribution centers. The Company's distribution system provided approximately 76% of all products purchased by retail stores. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $24.8 million (0.36% to sales) for the 26 weeks ended August 1, 1996 and $22.2 million (0.36% to sales) for the 26 weeks ended August 3, 1995.

                                                                       FORM 10-Q


   Selling, general and administrative expenses, as a percent to sales, increased due to: increased salary, bonus and related benefit costs resulting from the Company's implementation of a new front-end manager position in all of its stores and improved front-end service; increased depreciation expense associated with the Company's expansion program; and, reduced operating income associated with baled wastepaper recycling and coupon redemption. Decreases in insurance costs partially offset these increases.


Liquidity and Capital Resources

   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 26 weeks ended August 1, 1996 was $340 million compared to $429 million for the same 26-week period in the prior year. The decrease in cash provided by operating activities from the prior year was due primarily to decreases in accounts payable and increases in inventories.

   During the 26 weeks ended August 1, 1996 the Company spent $323 million for net capital expenditures, $71 million for the payment of dividends and $81 million to reduce long-term debt. Net payments on commercial paper borrowings amounted to $50 million during the 26 weeks ended August 1, 1996.

   The Company utilizes its commercial paper program to supplement cash requirements from seasonal fluctuations in working capital resulting from operations and the Company's capital expenditure program. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods. The Company had $160 million of commercial paper borrowings outstanding at August 1, 1996 compared to $209 million at February 1, 1996 and $110 million at August 3, 1995.

   The Company issued $200 million of 30-year debentures under a shelf registration statement filed with the Securities and Exchange Commission in May 1996. Proceeds from the issuance were used to repay borrowings under the Company's commercial paper program. Medium-term notes up to $300 million remain available for issuance under the 1996 shelf registration statement.

   Since 1987 the Board of Directors has continuously adopted or renewed programs under which the Company is authorized, but not required, to purchase shares of its common stock on the open market. The current program was adopted by the Board on March 4, 1996 and authorizes the Company to purchase and immediately retire up to 7 million shares through March 31, 1997. During the 26 weeks ended August 1, 1996 no shares were purchased pursuant to this program.


Forward-Looking Statements or Information

   From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future,

                                                                       FORM 10-Q


including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

   Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include: changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims, labor negotiations, inability to develop new stores or complete remodels as rapidly as planned and stability of product costs.

   Other factors and assumptions not identified above could also cause the actual results to differ materially from these set forth in the forward-looking information.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

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


Item 4.  Submission of Matters to a Vote of Security Holders

   Information regarding the Company's Annual Meeting of Stockholders held on May 24, 1996 was included under Item 4 of Form 10-Q for the quarter ended May 2, 1996.


Item 5.  Other Information

   On September 3, 1996, the Albertson's Board of Directors increased from 14 to 15 members with the appointment of Thomas L. Stevens, Jr.

                                                                       FORM 10-Q


Item 6.  Exhibits and Reports on Form 8-K

   a.  Exhibits

       27       Financial data schedule for the 26 weeks ended
                August 1, 1996

       27.1     Restated financial data schedule for the 13 weeks ended
                May 2, 1996

       27.2 Restated financial data schedule for the 52 weeks ended February 1, 1996

       27.3 Restated financial data schedule for the 39 weeks ended November 2, 1995

       27.4     Restated financial data schedule for the 26 weeks ended
                August 3, 1995

       27.5     Restated financial data schedule for the 13 weeks ended
                May 4, 1995

       27.6 Restated financial data schedule for the 52 weeks ended February 2, 1995

       27.7 Restated financial data schedule for the 39 weeks ended November 3, 1994

       27.8     Restated financial data schedule for the 26 weeks ended
                August 4, 1994

   b. The following reports on Form 8-K were filed during the quarter:

       Report on Form 8-K filed June 5, 1996 filing exhibits in connection with debt shelf registration statement.

       Report on Form 8-K filed June 18, 1996, filing exhibits in connection with debt shelf registration statement.

                                                                       FORM 10-Q


                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ALBERTSON'S, INC.
                                       ---------------------------------
                                                 (Registrant)



Date:    September 10, 1996            /s/ A. Craig Olson
       ---------------------           ---------------------------------
                                       A. Craig Olson
                                       Senior Vice President, Finance
                                       and Chief Financial Officer