Form 10-Q
period 1996-10-31
ALBERTSONS INC /DE/
filed 1996-12-04
CIK 3333

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


For 39 Weeks Ended: October 31, 1996             Commission File Number: 1-6187



                                ALBERTSON'S, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                    82-0184434
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho                 83726
-----------------------------------------------               ----------
                  (Address)                                   (Zip Code)


Registrant's telephone number, including area code:  (208) 385-6200
                                                     --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

     Number of Registrant's $1.00 par value
     common shares outstanding at November 25, 1996:             251,019,298

                                                                       FORM 10-Q

                          PART I. FINANCIAL INFORMATION


                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                      (in thousands except per share data)
                                   (unaudited)


                                      13 WEEKS ENDED            39 WEEKS ENDED
                                 ------------------------  ------------------------
                                 October 31,  November 2,  October 31,  November 2,
                                    1996         1995          1996        1995
                                 -----------  -----------  -----------  -----------

Sales                             $3,375,771  $3,103,578   $10,200,843  $9,306,218
Cost of sales                      2,507,434   2,309,294     7,572,925   6,947,694
                                  ----------  ----------   -----------  ----------
Gross profit                         868,337     794,284     2,627,918   2,358,524

Selling, general and
  administrative expenses            679,438     609,119     2,030,427   1,809,940
                                  ----------  ----------   -----------  ----------
Operating profit                     188,899     185,165       597,491     548,584

Other (expenses) income:
  Interest, net                      (16,103)    (14,334)      (46,065)    (42,300)
  Other, net                            (310)      1,028        (1,162)        817
                                  ----------  ----------   -----------  ----------
Earnings before income taxes         172,486     171,859       550,264     507,101
Income taxes                          66,062      66,509       210,751     196,248
                                  ----------  ----------   -----------  ----------

NET EARNINGS                      $  106,424  $  105,350   $   339,513  $  310,853
                                  ==========  ==========   ===========  ==========


EARNINGS PER SHARE                     $ .42       $ .42         $1.35       $1.23


DIVIDENDS DECLARED PER SHARE           $ .15       $ .13         $ .45       $ .39

Average number of shares
  outstanding                        252,038     252,738       251,976     253,321

See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q

                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   October 31, 1996    February 1,
                                                      (unaudited)         1996
                                                   ----------------    -----------
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash equivalents                          $   62,393         $   69,113
  Accounts and notes receivable                         100,425             98,340
  Inventories                                         1,179,493          1,030,246
  Prepaid expenses                                       29,582             22,855
  Deferred income taxes                                  57,360             62,448
                                                     ----------         ----------
           TOTAL CURRENT ASSETS                       1,429,253          1,283,002

OTHER ASSETS                                            164,871            155,427

LAND, BUILDINGS AND EQUIPMENT                         4,506,082          4,063,378
  Less accumulated depreciation and amortization      1,513,973          1,365,896
                                                     ----------         ----------
                                                      2,992,109          2,697,482
                                                     ----------         ----------
                                                     $4,586,233         $4,135,911
                                                     ==========         ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                   $  689,252         $  648,963
  Salaries and related liabilities                      128,505            134,096
  Taxes other than income taxes                          78,535             44,413
  Income taxes                                            1,638             35,546
  Self-insurance                                         64,708             68,899
  Unearned income                                        28,844             32,208
  Other current liabilities                              56,288             38,815
  Current maturities of long-term debt                    1,624             78,237
  Current capitalized lease obligations                   7,677              7,316
                                                     ----------         ----------
           TOTAL CURRENT LIABILITIES                  1,057,071          1,088,493

LONG-TERM DEBT                                          877,237            602,993

CAPITALIZED LEASE OBLIGATIONS                           126,355            129,265

DEFERRED INCOME TAXES                                     6,753              1,652

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        358,324            360,985

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 251,522,598
    shares and 251,918,576 shares, respectively         251,523            251,919
  Capital in excess of par value                                             3,269
  Retained earnings                                   1,908,970          1,697,335
                                                     ----------         ----------
                                                      2,160,493          1,952,523
                                                     ----------         ----------
                                                     $4,586,233         $4,135,911
                                                     ==========         ==========

See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q

                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           39 WEEKS ENDED
                                                     ---------------------------
                                                     October 31,     November 2,
                                                        1996             1995
                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 339,513        $ 310,853
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   217,001          185,222
       Net deferred income taxes                        10,189           (8,623)
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses               (8,812)           2,986
         Inventories                                  (149,247)         (63,492)
         Accounts payable                               40,289           74,023
         Other current liabilities                      15,333           18,653
         Self-insurance                                 (5,452)          19,852
         Unearned income                               (13,665)            (916)
         Other long-term liabilities                     3,394           10,136
                                                     ---------        ---------
       Net cash provided by operating activities       448,543          548,694

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                               (508,245)        (471,563)
   Increase in other assets                             (9,444)         (21,102)
                                                     ---------        ---------
       Net cash used in investing activities          (517,689)        (492,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                  200,000          200,000
   Payments on long-term borrowings                    (83,117)        (205,490)
   Net commercial paper activity                        74,686           84,524
   Proceeds from stock options exercised                 2,404            2,088
   Stock purchases                                     (23,207)         (40,127)
   Cash dividends                                     (108,340)         (93,805)
                                                     ---------        ---------
       Net cash provided (used) in financing
         activities                                     62,426          (52,810)
                                                     ---------        ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                           (6,720)           3,219

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        69,113           50,224
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  62,393        $  53,443
                                                     =========        =========

NONCASH ACTIVITIES:
  Capital lease obligations incurred                 $   4,424        $   5,799
  Capital lease obligations terminated                   1,603              878
  Liabilities assumed in connection with
    asset acquisitions                                     692
  Tax benefits related to stock options                  2,579            1,986

CASH PAYMENTS FOR:
  Income taxes                                         235,607          222,964
  Interest, net of amounts capitalized                  32,498           27,031


See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q

                                ALBERTSON'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Basis of Presentation
---------------------
   The accompanying unaudited consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly-owned subsidiaries. All material intercompany balances have been eliminated.

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


Reclassifications
-----------------
   Certain reclassifications have been made in the prior year's financial statements to conform to classifications used in the current year.


Indebtedness
------------
   In June 1996, the Company issued $200 million of 7.75% debentures under a shelf registration statement filed with the Securities and Exchange Commission in May 1996. The debentures are due June 15, 2026 and interest is paid semiannually. Proceeds from the issuance were used to repay borrowings under the Company's commercial paper program. Medium-term notes up to $300 million remain available for issuance under the 1996 shelf registration statement.

                                                                       FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
   Beginning with the quarter ended August 1, 1996, the Company has classified advertising expenses as cost of sales. Previously, advertising expenses were included in selling, general and administrative expenses. Reclassifications have been made in prior periods to conform to this new presentation.

Results for the quarter:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                              Percent to Sales
                              ----------------
                               13 weeks ended          Percentage
                           ---------------------
                           10-31-96     11-02-95        Increase
                           --------     --------       ----------
   Sales                    100.00%     100.00%           8.8%
   Gross profit              25.72       25.59            9.3
   Selling, general and
     administrative
     expenses                20.13       19.63           11.5
   Operating profit           5.60        5.97            2.0
   Net interest
     expense                  0.48        0.46           12.3
   Earnings before
     income taxes             5.11        5.54            0.4
   Net earnings               3.15        3.39            1.0

   Sales increased due to improved identical store sales (which includes inflation) and the continued expansion of net retail square footage. Identical store sales, sales in stores that have been in operation for the full 13 week periods of both years, increased 0.7% and comparable store sales (which include replacement stores) increased 0.8%. Management estimates that annual inflation in products the Company sells was approximately 0.8%. During the quarter 22 stores were opened, no stores were closed and 14 store remodels were completed. Net retail square footage increased 12.3% from November 2, 1995.

   Gross profit, as a percent to sales, increased due to continued efficiencies at the Company's distribution centers. The Company's distribution system provided approximately 76% of all products purchased by retail stores. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $5.4 million (0.16% to sales) for the 13 weeks ended October 31, 1996 and $4.1 million (0.13% to sales) for the 13 weeks ended November 2, 1995.

   Selling, general and administrative expenses, as a percent to sales, increased due to: salary and related benefit costs resulting from the Company's implementation of a new front-end manager position in all of its stores and improved front-end service; and depreciation expense

                                                                       FORM 10-Q

associated with the Company's expansion program. Decreases in insurance costs partially offset these increases.

Year-to-date results:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                             Percent to Sales
                             ----------------
                              39 weeks ended          Percentage
                           --------------------
                           10-31-96    11-02-95        Increase
                           --------    --------       ----------
   Sales                    100.00%     100.00%           9.6%
   Gross profit              25.76       25.34           11.4
   Selling, general and
     administrative
     expenses                19.90       19.45           12.2
   Operating profit           5.86        5.89            8.9
   Net interest
     expense                  0.45        0.45            8.9
   Earnings before
     income taxes             5.39        5.45            8.5
   Net earnings               3.33        3.34            9.2

   Sales increased due to improved identical store sales (which includes inflation) and the continued expansion of net retail square footage. Identical store sales, sales in stores that have been in operation for the full 39 week periods of both years, increased 2.3% and comparable store sales (which include replacement stores) increased 2.5%. Management estimates that annual inflation in products the Company sells was approximately 0.8%. During the 39 weeks 53 stores were opened, 6 stores were closed and 33 store remodels were completed. Net retail square footage increased 12.3% from November 2, 1995.

   Gross profit, as a percent to sales, increased due to improved retail gross profit and continued efficiencies at the Company's distribution centers. The Company's distribution system provided approximately 76% of all products purchased by retail stores. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $30.2 million (0.30% to sales) for the 39 weeks ended October 31, 1996 and $26.3 million (0.28% to sales) for the 39 weeks ended November 2, 1995.

   Selling, general and administrative expenses, as a percent to sales, increased due to: salary, bonus and related benefit costs resulting from the Company's implementation of a new front-end manager position in all of its stores and improved front-end service; depreciation expense associated with the Company's expansion program; and, reduced operating income associated with baled wastepaper recycling. Decreases in insurance costs partially offset the overall increase.

                                                                       FORM 10-Q

Liquidity and Capital Resources
-------------------------------
   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 39 weeks ended October 31, 1996 was $449 million compared to $549 million for the same 39-week period in the prior year. The decrease in cash provided by operating activities from the prior year was due primarily to changes in accounts payable and inventories.

   During the 39 weeks ended October 31, 1996 the Company spent $508 million for net capital expenditures, $108 million for the payment of dividends, $83 million to reduce long-term debt and $23 million for stock purchases.

   The Company utilizes its commercial paper program to supplement cash requirements from seasonal fluctuations in working capital resulting from operations and the Company's capital expenditure program. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods. The Company had $284 million of commercial paper borrowings outstanding at October 31, 1996 compared to $209 million at February 1, 1996 and $194 million at November 2, 1995.

   The Company issued $200 million of 30-year debentures under a shelf registration statement filed with the Securities and Exchange Commission in May 1996. Proceeds from the issuance were used to repay borrowings under the Company's commercial paper program. Medium-term notes up to $300 million remain available for issuance under the 1996 shelf registration statement.

   Since 1987 the Board of Directors has continuously adopted or renewed programs under which the Company is authorized, but not required, to purchase shares of its common stock on the open market. The current program was adopted by the Board on March 4, 1996 and authorizes the Company to purchase and immediately retire up to 7 million shares through March 31, 1997. During the 39 weeks ended October 31, 1996, 666,800 shares were purchased and immediately retired pursuant to this program.


Cautionary Statement for Purposes of "Safe Harbor Provisions"
of the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------
   From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

                                                                       FORM 10-Q

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

   Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking information.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------
   Three civil lawsuits, covering the States of California, Florida and Washington and each filed as a purported class action, have been brought against the Company alleging that the Company permits its hourly-paid employees to work "off-the-clock" without being paid for their work. Choate v. Albertson's, Inc. was filed on September 11, 1996 in Washington state court (Superior Court of King County, Washington); Gloege v. Albertson's, Inc. was filed on September 17, 1996 in federal court in California (United States District Court for the Northern District of California); and Mitchell v. Albertson's, Inc. was filed on September 19, 1996 in federal court in Florida (United States District Court for the Southern District of Florida).

   The Company has firm and long-standing policies in place prohibiting off-the-clock work. Although these lawsuits are still in their preliminary stages, the Company believes it has strong defenses and intends to vigorously defend against these lawsuits. The Company further believes that these lawsuits are part of a broader and continuing effort by the United Food & Commercial Workers, International Union and some of its locals to pressure the Company to unionize employees who have not expressed a desire to be represented by a union.

   In the opinion of management, the ultimate resolution of these actions will not have a material adverse effect on the Company's financial condition or results of operations.

   There have not been any material developments in the routine litigation referred to in the Form 10-K for the fiscal year ended February 1, 1996.

                                                                       FORM 10-Q

Item 2.  Changes in Securities
------------------------------
   In accordance with the Company's $400 million revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $750 million.


Item 3.  Defaults upon Senior Securities
----------------------------------------
   Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   Not applicable.


Item 5.  Other Information
--------------------------
   At its quarterly meeting on December 2, 1996, the Board of Directors adopted amended and restated by-laws for the Company, a copy of which is included as
Exhibit 3.2 hereto. Also at its December 2, 1996 meeting, the Board adopted a stockholder rights plan and declared a dividend of one right for each share of Albertson's Common Stock issued and outstanding at the close of business on March 21, 1997 (the "Rights"), each Right initially representing the right to purchase one one-hundredth of a share of a new series of Preferred Stock of the Company designated "Series A Junior Participating Preferred Stock" upon the terms and subject to the conditions set forth in the form of stockholder rights plan agreement which is included as Exhibit 4.1.5 hereto.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   a.  Exhibits

       3.2      Amended and Restated by-laws.

       4.1.5    Form of Stockholder Rights Plan Agreement.

       27       Financial data schedule for the 39 weeks ended October 31, 1996.

   b.  Reports on Form 8-K filed during the quarter

       None

                                                                       FORM 10-Q

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      ALBERTSON'S, INC.
                                              ---------------------------------
                                                         (Registrant)



Date:     December 3, 1996                    /S/ A. Craig Olson
       ----------------------                 ---------------------------------
                                               A. Craig Olson
                                               Senior Vice President, Finance
                                               and Chief Financial Officer