Form 10-K
period 1997-01-30
ALBERTSONS INC /DE/
filed 1997-04-08
CIK 3333

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended January 30, 1997       Commission file number 1-6187

                                ALBERTSON'S, INC.
   --------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                           82-0184434
-----------------------------                 ---------------------------------
 (State of Incorporation)                      (Employer Identification Number)

           250 Parkcenter Boulevard, P.O. Box 20, Boise, Idaho  83726
                                 (208) 395-6200


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
              Title of each class                      on which registered
              --------------------                   ----------------------
   Common Stock, $1.00 par value, 250,754,624        New York Stock Exchange
     shares outstanding on March 27, 1997            Pacific Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No
                                               ------     ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 27, 1997: $6,487,509,919.


                      Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Annual Report to Stockholders for the fiscal year ended January 30, 1997, portions of which are incorporated by reference into
      Part II and Part IV of this Form 10-K; and

2. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on May 23, 1997,(the "Proxy Statement") to be filed within 120 days after the Registrant's fiscal year ended January 30, 1997, portions of which are incorporated by reference into Part III of this Form 10-K.

                      Documents Incorporated by Reference


Part II
-------
Item 5 -  Market for the Registrant's   Inside back cover of the Annual Report
          Common Equity and Related     to Stockholders for the year ended
          Stockholder Matters           January 30, 1997

Item 6 -  Selected Financial Data       Page 44 of the Annual Report to
                                        Stockholders for the year ended
                                        January 30, 1997

Item 7 -  Management's Discussion and   Pages 19 to 22 of the Annual
          Analysis of Financial         Report to Stockholders for the
          Condition and Results of      year ended January 30, 1997
          Operations

Item 8 -  Financial Statements and      Pages 23 to 43 and page 45 of the
          Supplementary Data            Annual Report to Stockholders for
                                        the year ended January 30, 1997


Part III
--------
Item 10 - Directors and Executive       The material contained under the
          Officers of the Registrant    headings "Election of Directors,"
                                        "Nominees for Election as Class II
                                        Directors," "Nominee for Election as
                                        Class I Director," "Continuing
                                        Class III Directors," "Continuing
                                        Class I Directors" and "Section 16(a)
                                        Beneficial Ownership Reporting
                                        Compliance" in the Proxy Statement

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

Item 13 - Certain Relationships and     The material contained under the
          Related Transactions          heading "Certain Transactions" in
                                        the Proxy Statement


Part IV
-------
Item 14 - Exhibits, Financial           Pages 23 to 43 and page 45 of the
          Statement Schedules and       Annual Report to Stockholders for
          Reports on Form 8-K           the year ended January 30, 1997

                               ALBERTSON'S, INC.

                               TABLE OF CONTENTS


Item                                                            Page
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

                                     PART I

Item 1.  Business

General

   The Registrant, Albertson's, Inc. (the "Company"), is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.
A. Albertson in 1939. The Company is one of the largest retail food-drug chains in the United States with operations in 20 Western, Midwestern and Southern states. As of January 30, 1997, the Company operated 826 stores consisting of 715 combination food-drug stores, 72 conventional supermarkets and 39 warehouse stores. Retail operations are supported by 11 Company-owned distribution centers.

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

   The Company's retail operations are organized into regions with each region comprised of four or five divisions. A senior vice president who also serves as a regional manager directs the operating divisions in retail strategies, planning, marketing approaches and employee development. Each operating division is managed by a division vice president or manager. The division staff includes district sales managers responsible for an average of 20 stores and merchandising specialists in areas such as grocery, produce, pharmacy, liquor, general merchandise, bakery, meat and service delicatessen. Merchandising specialists serve as advisors to help maintain adherence to overall division pricing and merchandising policies. Front-end managers are responsible for service levels and efficiencies in the stores' checkstand operations. District sales managers, as well as store directors, are responsible for overall store operations.

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

   All of the Company's stores carry a broad range of national brands and offer "Albertson's Brands" products in many merchandise categories. The Company's stores provide consumer information such as: nutritional signing in the meat and produce departments, freshness code dating, unit pricing and food information pamphlets. The Company also offers a choice of recyclable paper or plastic bags and collection bins for plastic bag recycling.

   As of January 30, 1997, the Company employed approximately 88,000 people. Approximately 40% of the employees are covered by collective bargaining agreements. The Company considers its present relations with employees to be good.

   Albertson's stores are located in the Western, Midwestern and Southern areas of the United States. The following is a summary of the stores by state as of January 30, 1997:

                       Albertson's Retail Stores
                       -------------------------
                       Arizona                34
                       Arkansas                1
                       California            170
                       Colorado               49
                       Florida                95
                       Idaho                  32
                       Kansas                  5
                       Louisiana              18
                       Mississippi             1
                       Montana                 8
                       Nebraska                7
                       Nevada                 26
                       New Mexico             20
                       Oklahoma               22
                       Oregon                 48
                       South Dakota            1
                       Texas                 167
                       Utah                   38
                       Washington             75
                       Wyoming                 9
                                             ---
                       Total                 826
                                             ===


Item 2.  Properties

   The Company has actively pursued an expansion program of adding new retail stores, enlarging and remodeling existing stores and replacing smaller stores. During the past ten years, the Company has built or acquired 513 stores and approximately 95% of the Company's current retail square footage has been opened or remodeled during this period. The Company continues to follow the policy of closing stores that are obsolete or lack satisfactory profit potential.

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

   As of January 30, 1997, the Company operated 826 stores in the states discussed in Item 1. An analysis of stores listed by division is as follows:

                                                              Number
                                                             of Stores
                                                             ---------
   Idaho (Southern Idaho (30), Northern Nevada (9),
      Eastern Oregon (4) and Wyoming (1))                        44
   Inland Empire (Eastern Washington (18),
      Montana (8) and Northern Idaho (2))                        28
   Utah (Utah (38) and Wyoming (1))                              39
   Western Washington                                            52
   Oregon (Western Oregon (44) and Washington (5))               49
   Southern California (California (123) and
      Southern Nevada (17))                                     140
   Northern California                                           46
   Rocky Mountain (Colorado (49), Wyoming (7),
      New Mexico (1) and South Dakota (1))                       58
   Southwest (Arizona (34), New Mexico (19), Texas (4)
      and California (1))                                        58
   Midwest (Oklahoma (22), Nebraska (7) and Kansas (5))          34
   Houston (Texas (24) and Louisiana (15))                       39
   San Antonio (Texas (37))                                      37
   Dallas/Ft. Worth (Texas (102), Louisiana (3),
      Arkansas (1) and Mississippi (1))                         107
   Florida                                                       95
                                                                ---
                                                                826
                                                                ===

   The following is a summary of stores, by classification, as of the indicated fiscal year end:

                            1996       1995       1994       1993       1992
                            ----       ----       ----       ----       ----
   Combination Food-Drug     715        646        588        536        506
   Conventional Stores        72         78         88         96        106
   Warehouse Stores           39         40         44         44         44
                             ---        ---        ---        ---        ---
   Total                     826        764        720        676        656
                             ===        ===        ===        ===        ===

   The following table summarizes the Company's retail square footage by store type as of the indicated fiscal year end (in thousands):

                           1996       1995       1994       1993       1992
                          ------     ------     ------     ------     ------
   Combination Food-Drug  35,886     32,217     29,217     26,602     25,159
   Conventional Stores     2,113      2,261      2,524      2,741      3,009
   Warehouse Stores        1,841      1,881      2,037      2,031      1,959
                          ------     ------     ------     ------     ------
   Total                  39,840     36,359     33,778     31,374     30,127
                          ======     ======     ======     ======     ======

   The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on investment. During 1996 approximately 77% of the merchandise purchased for resale in Company retail stores was received from Company-owned distribution centers.

   Albertson's distribution system consists of 11 Company-owned centers located strategically throughout the Company's operating markets. These units operate as separate profit centers.

   The following is a summary of the Company's distribution and manufacturing facilities as of January 30, 1997:

   Location                                           Square Footage
   --------                                           --------------
   Fort Worth, Texas
     Groceries, Frozen Food, Produce, Meat and Deli     1,100,000
   Brea, California
     Groceries, Frozen Food, Produce, Liquor,
     Meat and Deli                                      1,018,000
     Central Bakery                                        41,000
   Plant City, Florida
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high-volume Health and Beauty Care          954,000
   Portland, Oregon
     Groceries, Frozen Food, Produce, Meat and Deli       790,000
   Houston, Texas
     Groceries, Frozen Food, Produce, Meat and Deli       698,000
   Phoenix, Arizona
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high-volume Health and Beauty Care          687,000
   Salt Lake City, Utah
     Groceries, Frozen Food, Produce, Meat and Deli       647,000
   Sacramento, California
     Groceries, Frozen Food, Produce, Liquor, Meat
     and Deli                                             421,000
   Ponca City, Oklahoma
     Health and Beauty Care, General Merchandise
     and Pharmaceuticals                                  419,000
   Denver, Colorado
     Groceries, Frozen Food, Produce, Meat and Deli       355,000
   Boise, Idaho
     Health and Beauty Care and General Merchandise       238,000
     Ice Cream Plant                                       11,000
                                                        ---------
   Total                                                7,379,000
                                                        =========


   As of January 30, 1997, the Company held title to the land and buildings of 50% of the Company's stores and held title to the buildings on leased land of an additional 9% of the Company's stores. The Company also holds title to the land and buildings of the corporate headquarters in Boise, Idaho and all of the distribution facilities.


Item 3.  Legal Proceedings

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

   The Company is also involved in routine litigation incidental to operations. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.



                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

   The principal markets in which the Company's common stock is traded and the related security holder matters are set forth under the captions "Company Stock Information" and "Stockholders of Record" on the inside back cover of the Company's 1996 Annual Report to Stockholders. This information is incorporated herein by this reference thereto. The market value of the Company's common stock on March 27, 1997, was $34.25 per share.


Item 6.  Selected Financial Data

   Selected financial data of the Company for the fiscal years 1992 through 1996 is included under the caption "Five Year Summary of Selected Financial Data" on page 44 of the Company's 1996 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required under this item is included under the caption "Financial Review" on pages 19 to 22 of the Company's 1996 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.

Item 8.  Financial Statements and Supplementary Data

   The Company's consolidated financial statements and related notes thereto, together with the Independent Auditors' Report and the selected quarterly financial data of the Company are presented on pages 23 to 43 and page 45 of the Company's 1996 Annual Report to Stockholders and are incorporated herein by this reference thereto.

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



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Directors

   The information regarding directors and nominees for directors of the Company is presented under the headings "Election of Directors," "Nominees for Election as Class II Directors," "Nominee for Election as Class I Director," "Continuing Class III Directors," "Continuing Class I Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for use in connection with the 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended January 30, 1997, and is incorporated herein by this reference thereto.


Executive Officers

                     Age                                 Date First Appointed
                    as of                                   as an Executive
     Name          3/27/97         Position                      Officer
     ----          -------         --------              --------------------
Gary G. Michael       56    Chairman of the Board and           12/02/74
                            Chief Executive Officer

John B. Carley        63    Chairman of the Executive           04/05/76
                            Committee of the Board

Richard L. King       47    President and Chief Operating       01/01/94
                            Officer

Carl W. Pennington    59    Executive Vice President,           08/02/87
                            Corporate Merchandising

Michael F. Reuling    50    Executive Vice President,           12/30/79
                            Store Development

Thomas R. Saldin      50    Executive Vice President,           12/26/83
                            Administration and
                            General Counsel

Ronald D. Walk        53    Executive Vice President,           05/28/84
                            Retail Operations

Thomas E. Brother     55    Senior Vice President,              07/30/89
                            Distribution

William H. Emmons     47    Senior Vice President and           02/02/96
                            Regional Manager

                     Age                                 Date First Appointed
                    as of                                   as an Executive
     Name          3/27/97         Position                      Officer
     ----          -------         --------              --------------------
Dennis C. Lucas       49    Senior Vice President and           02/02/96
                            Regional Manager

A. Craig Olson        45    Senior Vice President, Finance      12/22/86
                            and Chief Financial Officer

David G. Simonson     50    Senior Vice President and           02/02/96
                            Regional Manager

Patrick S. Steele     47    Senior Vice President,              06/10/90
                            Information Systems and
                            Technology

Steven D. Young       48    Senior Vice President, Human        12/02/91
                            Resources

Robert K. Banks       47    Group Vice President,               12/02/96
                            Real Estate

David G. Dean         46    Group Vice President,               12/02/91
                            Procurement

Peggy Jo Jones        44    Group Vice President, Employee      11/29/93
                            Development and Communications

Richard J. Navarro    44    Group Vice President and            11/29/93
                            Controller


   Gary G. Michael has served as Chairman of the Board and Chief Executive Officer since 1991.

   John B. Carley became Chairman of the Executive Committee of the Board on February 2, 1996. Previously he served as President and Chief Operating Officer from 1991.

   Richard L. King was promoted to President and Chief Operating Officer on February 2, 1996. Previously he served as Senior Vice President and Regional Manager from November 1994; Group Vice President, Merchandising from January 1994; and Vice President, Rocky Mountain Division from 1992.

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

   Dennis C. Lucas was promoted to Senior Vice President and Regional Manager on February 2, 1996. Previously he served as Vice President, Oregon Division from 1995; Vice President, Midwest Division from 1993; Division Manager, Midwest Division from July 1992; and Director of Operations, Southern California Division from February 1992.

   A. Craig Olson has served as Senior Vice President, Finance and Chief Financial Officer since 1991.

   David G. Simonson was promoted to Senior Vice President and Regional Manager on February 2, 1996. Previously he served as Vice President, Southern California Division from 1991.

   Patrick S. Steele was promoted to Senior Vice President, Information Systems and Technology in 1993. Previously he served as Group Vice President, Management Information Systems from 1990.

   Steven D. Young was promoted to Senior Vice President, Human Resources in 1993. Previously he served as Group Vice President, Human Resources from 1991.

   Robert K. Banks was promoted to Group Vice President, Real Estate on December 2, 1996. Previously he served as Vice President, Real Estate from 1990.

   David G. Dean has served as Group Vice President, Procurement since 1991.

   Peggy Jo Jones was promoted to Group Vice President, Employee Development and Communications in November 1993. Previously she served as Vice President, Employee Development and Communications from September 1993; and Vice President, Retail Accounting from 1992.

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



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1      Financial Statements:

             The Independent Auditors' Report, together with the Consolidated Financial Statements and the related notes thereto, are listed below and are incorporated herein by this reference thereto from pages 23 to 43 of the Company's Annual Report to Stockholders for the year ended January 30, 1997:

             Consolidated Earnings -- years ended January 30, 1997; February 1,
               1996; February 2, 1995.

             Consolidated Balance Sheets -- January 30, 1997;
               February 1, 1996; February 2, 1995.

             Consolidated Cash Flows -- years ended January 30, 1997; February
               1, 1996; February 2, 1995.

             Consolidated Stockholders' Equity -- years ended
               January 30, 1997; February 1, 1996; February 2, 1995.

             Notes to Consolidated Financial Statements.

             Independent Auditors' Report.

          Quarterly Financial Data:

             Quarterly Financial Data for the years ended January 30, 1997 and February 1, 1996 is set forth on page 45 of the Annual Report to Stockholders for the year ended January 30, 1997, and is incorporated herein by this reference thereto.

(a)2      Schedules:

              All schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or notes thereto.

(a)3      Exhibits:

              A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 17 hereof.

(b)       Reports on Form 8-K:

              There were no reports on Form 8-K during the quarter ended January 30, 1997.

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


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

   From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, contain forward-looking information. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

   Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward- looking information include: changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims, labor negotiations, ability to recruit and develop employees, ability to develop new stores or complete remodels as rapidly as planned and stability of product costs.

   Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

                         INDEPENDENT AUDITORS' CONSENT

   We consent to the incorporation by reference in Registration Statements numbered 2-80776, 33-2139, 33-7901, 33-15062, 33-43635, 33-62799 and 33-59803
on Form S-8 and Registration Statements numbered 33-49329 and 333-2837 on Form S-3 of Albertson's, Inc. and subsidiaries of our reports dated March 19, 1997, appearing in and incorporated by reference in the Annual Report on Form 10-K of Albertson's, Inc. and subsidiaries for the year ended January 30, 1997.




Deloitte & Touche LLP


Boise, Idaho
April 8, 1997

                                   Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Albertson's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALBERTSON'S, INC.


                                     By      GARY G. MICHAEL
                                        ----------------------------
                                        Gary G. Michael
                                        (Chairman of the Board and
                                        Chief Executive Officer)

Date:  April 8, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 8, 1997.


        GARY G. MICHAEL                                     JOHN B. CARLEY
  ---------------------------------                   ---------------------------------
           Gary G. Michael                                     John B. Carley
     (Chairman of the Board and                          (Chairman of the Executive
     Chief Executive Officer and                         Committee of the Board and
              Director)                                           Director)


        A. CRAIG OLSON                                     RICHARD J. NAVARRO
  ---------------------------------                   ---------------------------------
           A. Craig Olson                                     Richard J. Navarro
   (Senior Vice President, Finance                        (Group Vice President and
     and Chief Financial Officer)                                Controller)
                                                          (Chief Accounting Officer)


      KATHRYN ALBERTSON                                      A. GARY AMES
  ---------------------------------                   ---------------------------------
         Kathryn Albertson                                      A. Gary Ames
            (Director)                                           (Director)


       CECIL D. ANDRUS                                      PAUL I. CORDDRY
  --------------------------------                    ---------------------------------
          Cecil D. Andrus                                      Paul I. Corddry
            (Director)                                           (Director)


        JOHN B. FERY                                       CLARK A. JOHNSON
  --------------------------------                    ---------------------------------
           John B. Fery                                       Clark A. Johnson
            (Director)                                           (Director)


       CHARLES D. LEIN                                      WARREN E. McCAIN
  ---------------------------------                   ---------------------------------
          Charles D. Lein                                      Warren E. McCain
            (Director)                                           (Director)


        BEATRIZ RIVERA                                        J.B. SCOTT
  ---------------------------------                   ---------------------------------
           Beatriz Rivera                                        J.B. Scott
            (Director)                                           (Director)


     THOMAS L. STEVENS, JR.                                 WILL M. STOREY
  ---------------------------------                   ---------------------------------
       Thomas L. Stevens, Jr.                                  Will M. Storey
            (Director)                                           (Director)


        STEVEN D. SYMMS
  ---------------------------------
           Steven D. Symms
            (Director)

                               Index to Exhibits
                          Filed with the Annual Report
                              on Form 10-K for the
                          Year Ended January 30, 1997

Number    Description
------    -----------
 2        Inapplicable

 3.1      Restated Certificate of Incorporation(1)

 3.1.1    Certificate of Designation Preferences and Rights

 3.2      By-Laws dated December 2, 1996(2)

 4.1      Stockholder Rights Plan Agreement(3)

 4.2 Indenture, dated as of May 1, 1992, between Albertson's, Inc., and Morgan Guaranty Trust Company of New York as Trustee(4)

 9        Inapplicable

10.2      Kathryn Albertson Stock Agreement (dated December 31, 1979)(5)*

10.3      Alscott Limited Partnership #1 Stock Agreement (dated
          February 2, 1996)(6)*

10.4      Stockholders' Agreement among Kathryn Albertson, Albertson's, Inc.
          and Alscott Limited Partnership #1 (dated February 2, 1996)(6)*

10.5      Form of Beneficiary Agreement for Key Executive Life Insurance(7)*

10.6      Executive Deferred Compensation Plan (amended and restated
          February 1, 1989)(8)*

10.6.1    Amendment to Executive Deferred Compensation Plan (dated
          December 4, 1989)(9)*

10.7      Senior Operations Executive Bonus Plan*

10.9      Description of Bonus Incentive Plans (amended December 3,
          1984)(10)*

10.10     Agreement Among Albertson's, Inc., Theo Albrecht Stiftung and
          Theo Albrecht dated as of February 15, 1980(5)

10.10.1   Letter Amendment of October 13, 1982 regarding Exhibit 10.10(11)

10.10.2   First Amendment dated April 11, 1984 to Agreement among
          Albertson's, Inc., Theo Albrecht Stiftung and Theo Albrecht(12)

10.10.3   Second Amendment dated September 25, 1989 to Agreement among
          Albertson's, Inc., Markus Stiftung and Theo Albrecht(9)

10.10.4   Third Amendment dated December 5, 1994 to Agreement among
          Albertson's, Inc., Markus Stiftung and Theo Albrecht(13)

10.11     1982 Incentive Stock Option Plan (amended March 4, 1991)(14)*

10.12     Form of 1982 Incentive Stock Option Agreement (amended
          November 30, 1987)(15)*

Number    Description
------    -----------
10.12.1   Form of 1982 Incentive Stock Option Agreement (used in connection with certain options granted pursuant to the 1982 Incentive
          Stock Option Plan on or after September 5, 1989)(16)*

10.13     Executive Pension Makeup Plan (amended and restated February 1,
          1989)(8)*

10.13.1   First Amendment to Executive Pension Makeup Plan (dated June 8,
          1989)(17)*

10.13.2   Second Amendment to Executive Pension Makeup Plan (dated January 12,
          1990)(18)*

10.13.3   Third Amendment to Executive Pension Makeup Plan (dated January 31,
          1990)(19)*

10.13.4   Fourth Amendment to Executive Pension Makeup Plan (effective
          January 1, 1995)(13)*

10.13.5   Amendment to Executive Pension Makeup Plan (retroactive to
          January 1, 1990)(6)*

10.14     Credit Agreement (dated October 5, 1994)(20)

10.14.1   Amendment No. 1 to Credit Agreement (dated October 25, 1995)(21)

10.14.2   Amended and Restated Credit Agreement (dated December 17, 1996)

10.15 Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989)(8)*

10.15.1   Amendment to Senior Executive Deferred Compensation Plan (dated
          December 4, 1989)(9)*

10.16     1986 Nonqualified Stock Option Plan (amended March 4, 1991)(14)*

10.17     Form of 1986 Nonqualified Stock Option Plan Stock Option Agreement
          (amended November 30, 1987)(15)

10.18     Executive Pension Makeup Trust (dated February 1, 1989)(8)*

10.19     Executive Deferred Compensation Trust (dated February 1, 1989)(8)*

10.20     1990 Deferred Compensation Plan(14)*

10.20.1   Amendment to 1990 Deferred Compensation Plan (dated April 12,
          1994)(22)*

10.21     Non-Employee Directors' Deferred Compensation Plan(14)*

10.22     1990 Deferred Compensation Trust (dated November 20, 1990)(14)*

10.23     Letter Agreement with John B. Carley (dated December 4, 1995)(6)*

10.24     1995 Stock-Based Incentive Plan (dated May 26, 1995)(23)*

10.24.1   Form of 1995 Stock-Based Incentive Plan Stock Option Agreement
          (dated December 4, 1995)(6)*

10.25     1995 Stock Option Plan for Non-Employee Directors (dated
          May 26, 1995)(23)*

Number    Description
------    -----------
10.25.1   Form of 1995 Stock Option Plan for Non-Employee Directors Agreement
          (dated May 30, 1995)(23)*

11        Inapplicable

12        Inapplicable

13 Exhibit 13 consists of pages 19 to 45 and the inside back cover of Albertson's, Inc. 1996 Annual Report to Stockholders which are numbered as pages 1 to 28 of Exhibit 13. Such report, except to the extent incorporated herein by reference, has been sent to and furnished for the information of the Securities and Exchange
          Commission only and is not to be deemed filed as part of this Annual
          Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of Exhibit 13 are as follows: Item 5--page 28; Item 6--page
          27; Item 7--pages 1 through 4; and Item 8--pages 5 through 26 and page 28.

16        Inapplicable

18        Inapplicable

21        Inapplicable

22        Inapplicable

23        Inapplicable

24        Inapplicable

27        Financial Data Schedule

99        Inapplicable


   * Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

 (1) Exhibit 3.1 is incorporated herein by reference to Exhibit 3.1 of the Form 10-Q for the quarter ended May 2, 1991.

 (2) Exhibit 3.2 is incorporated herein by reference to Exhibit 3.2 of the Form 10-Q for the quarter ended October 31, 1996.

 (3) Exhibit 4.1 is incorporated herein by reference to Exhibit 1 of Albertson's, Inc. Form 8-A Registration Statement filed with the Commission on March 4, 1997.

 (4) Exhibit 4.2 is incorporated herein by reference to Exhibit 4.1 of Registration Statement 33-49329. In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed herewith, because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

 (5)  Exhibits 10.2 and 10.10 are incorporated herein by reference to Exhibits
      10.2 and 10.10, respectively, of the Form 10-K for the year ended January 29, 1981.

 (6)  Exhibits 10.3, 10.4, 10.13.5, 10.23 and 10.24.1 are incorporated herein by reference to Exhibits 10.3, 10.4, 10.13.5, 10.23 and 10.24.1,
      respectively of the Form 10-K for the year ended February 1, 1996.

 (7) Exhibit 10.5 is incorporated herein by reference to Exhibit 10.5.1 of the Form 10-K for the year ended January 30, 1986.

 (8) Exhibits 10.6, 10.13, 10.15, 10.18 and 10.19 are incorporated herein by reference to Exhibits 10.6, 10.13, 10.15, 10.18 and 10.19, respectively, of the Form 10-K for the year ended February 2, 1989.

 (9) Exhibits 10.6.1, 10.10.3 and 10.15.1 are incorporated herein by reference to Exhibits 10.6.1, 10.10.3 and 10.15.1, respectively, of the Form 10-Q for the quarter ended November 2, 1989.

(10) Exhibit 10.9 is incorporated herein by reference to Exhibit 10.9 of the Form 10-K for the year ended January 31, 1985.

(11) Exhibit 10.10.1 is incorporated herein by reference to Exhibit 10.10.1 of the Form 10-K for the year ended February 3, 1983.

(12) Exhibit 10.10.2 is incorporated herein by reference to Exhibit 10.10.2 of the Company's Form 10-Q for the quarter ended May 3, 1994.

(13) Exhibits 10.10.4 and 10.13.4 are incorporated herein by reference to Exhibits 10.10.4 and 10.13.4 of the Company's Form 10-K for the year ended February 2, 1995.

(14) Exhibits 10.11, 10.16, 10.20, 10.21 and 10.22 are incorporated herein by reference to Exhibits 10.11, 10.16, 10.20, 10.21 and 10.22, respectively, of the Form 10-K for the year ended January 31, 1991. Exhibit 10.11 expired by its terms February 29, 1992. Notwithstanding such expiration, certain agreements for the options granted under this option plan remain outstanding.

(15)  Exhibits 10.12 and 10.17 are incorporated herein by reference to Exhibits
      10.12 and 10.17, respectively, of the Form 10-Q for the quarter ended October 29, 1987.

(16) Exhibit 10.12.1 is incorporated herein by reference to Exhibit 10.12.1 of the Form 10-Q for the quarter ended August 3, 1989.

(17) Exhibit 10.13.1 is incorporated herein by reference to Exhibit 10.13.1 of the Company's Form 10-Q for the quarter ended May 4, 1989.

(18) Exhibit 10.13.2 is incorporated herein by reference to Exhibit 10.13.2 of the Company's Form 10-K for the year ended February 1, 1990.

(19) Exhibit 10.13.3 is incorporated herein by reference to Exhibit 10.13.3 of the Company's Form 10-Q for the quarter ended August 2, 1990.

(20) Exhibit 10.14 is incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended November 3, 1994.

(21) Exhibit 10.14.1 is incorporated herein by reference to Exhibit 10.14.1 of the Company's Form 10-Q for the quarter ended November 2, 1995.

(22) Exhibit 10.20.1 is incorporated herein by reference to Exhibit 10.20.1 of the Form 10-Q for the quarter ended August 4, 1994.

(23) Exhibits 10.24, 10.25 and 10.25.1 are incorporated herein by reference to Exhibits 10.24, 10.25 and 10.25.1 of the Company's Form 10-Q for the quarter ended May 4, 1995.