Form 10-Q
period 1997-05-01
ALBERTSONS INC /DE/
filed 1997-06-02
CIK 3333

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


For 13 Weeks Ended:  May 1, 1997         Commission File Number:  1-6187



                                ALBERTSON'S, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                               82-0184434
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho            83726
-----------------------------------------------         ----------
              (Address)                                 (Zip Code)


Registrant's telephone number, including area code:  (208) 395-6200
                                                     --------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]


     Number of Registrant's $1.00 par value
     common shares outstanding at May 22, 1997:         250,106,706

                                                                       FORM 10-Q



                          PART I. FINANCIAL INFORMATION



                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                      (in thousands except per share data)
                                   (unaudited)


                                                       13 WEEKS ENDED
                                                 --------------------------
                                                 May 1, 1997    May 2, 1996
                                                 ------------   -----------
Sales                                             $3,607,541    $3,343,941
Cost of sales                                      2,678,835     2,485,326
                                                  -----------   -----------
Gross profit                                         928,706       858,615

Selling, general and administrative expenses         731,988       662,052
                                                  -----------   -----------
Operating profit                                     196,718       196,563

Other (expenses) income:
  Interest, net                                      (19,314)      (14,957)
  Other, net                                            (311)          529
                                                  -----------   -----------
Earnings before income taxes                         177,093       182,135
Income taxes                                          67,827        69,758
                                                  -----------   ----------

NET EARNINGS                                      $  109,266    $  112,377
                                                  ===========   ==========


EARNINGS PER SHARE                                     $ .44         $ .45

DIVIDENDS DECLARED PER SHARE                           $ .16         $ .15

Weighted average common shares outstanding           250,633       251,929



See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q



                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   May 1, 1997       January 30,
                                                   (unaudited)          1997
                                                 --------------     ------------
                   ASSETS
                   ------




CURRENT ASSETS:
  Cash and cash equivalents                          $   50,353       $   90,865
  Accounts and notes receivable                         101,309           98,364
  Inventories                                         1,151,822        1,201,067
  Prepaid expenses                                       46,941           42,823
  Deferred income taxes                                  47,403           42,804
                                                     ----------       ----------
           TOTAL CURRENT ASSETS                       1,397,828        1,475,923

OTHER ASSETS                                            178,442          184,070

LAND, BUILDINGS AND EQUIPMENT                         4,742,978        4,622,655
  Less accumulated depreciation and amortization      1,629,392        1,568,015
                                                     ----------       ----------
                                                      3,113,586        3,054,640
                                                     ----------       ----------
                                                     $4,689,856       $4,714,633
                                                     ==========       ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------




CURRENT LIABILITIES:
  Accounts payable                                   $  695,979       $  682,305
  Salaries and related liabilities                      133,842          135,681
  Taxes other than income taxes                          56,186           67,086
  Income taxes                                           86,472           14,409
  Self-insurance                                         66,716           63,999
  Unearned income                                        49,387           36,539
  Other current liabilities                              58,886           46,161
  Current maturities of long-term debt                   86,444              975
  Current capitalized lease obligations                   8,089            7,938
                                                     ----------        ---------
           TOTAL CURRENT LIABILITIES                  1,242,001        1,055,093

LONG-TERM DEBT                                          657,016          921,704

CAPITALIZED LEASE OBLIGATIONS                           127,797          130,050

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        366,384          360,768

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common stock - $1 par value; authorized -
    600,000,000 shares; issued - 250,132,616
    shares and 250,690,105 shares, respectively         250,133          250,690
  Capital in excess of par value                                              92
  Retained earnings                                   2,046,525        1,996,236
                                                     ----------       ----------
                                                      2,296,658        2,247,018
                                                     ----------       ----------
                                                     $4,689,856       $4,714,633
                                                     ==========       ==========



See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q


                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                           13 WEEKS ENDED
                                                   -----------------------------
                                                    May 1, 1997      May 2, 1996
                                                   -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 109,266        $ 112,377
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                    79,136           69,604
       Net deferred income taxes                        (7,694)          (5,467)
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses               (7,063)             234
         Inventories                                    49,245          (12,645)
         Accounts payable                               13,674          (31,433)
         Other current liabilities                      70,301           74,910
         Self-insurance                                  5,205            2,010
         Unearned income                                16,552              827
         Other long-term liabilities                     2,592           (2,810)
                                                     ----------       ----------
       Net cash provided by operating activities       331,214          207,607

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures                           (138,486)        (133,540)
   Decrease (increase) in other assets                   5,628          (12,991)
                                                     ----------       ----------
       Net cash used in investing activities          (132,858)        (146,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term borrowings                     (1,871)         (78,779)
   Net commercial paper activity                      (179,089)          34,971
   Stock purchased and retired                         (21,759)
   Proceeds from stock options exercised                 1,454              416
   Cash dividends paid                                 (37,603)         (32,749)
                                                     ----------       ----------
       Net cash used in financing activities          (238,868)         (76,141)
                                                     ----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (40,512)         (15,065)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF QUARTER                                            90,865           69,113
                                                     ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER          $  50,353        $  54,048
                                                     =========        =========


NON-CASH ACTIVITIES:
  Capitalized lease obligations incurred                              $   2,700
  Capitalized lease obligations terminated           $     361
  Tax benefits related to stock options                    698              230


CASH PAYMENTS FOR:
  Income taxes                                           2,481           10,552
  Interest, net of amounts capitalized                   5,324           10,783




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

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1996 Annual Report.

         The balance sheet at January 30, 1997 has been taken from the audited financial statements at that date.

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

                                                                       FORM 10-Q



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

         The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                           Percent to Sales         Percentage
                         -------------------
                            13 weeks ended           Increase
                         -------------------
                          5-1-97     5-2-96         (Decrease)
                         --------   --------        ----------
   Sales                  100.00%    100.00%           7.9%
   Gross profit            25.74      25.68            8.2
   Selling, general and
     administrative
     expenses              20.29      19.80           10.6
   Operating profit         5.45       5.88            0.1
   Net interest expense     0.54       0.45           29.1
   Earnings before
     income taxes           4.91       5.45           (2.8)
   Net earnings             3.03       3.36           (2.8)


         Sales increased as a result of increased comparable store sales (which includes inflation) and the continued expansion of net retail square footage. Comparable store sales, stores (including replacement stores) that have been in operation for the full 13 week periods of both years, increased 0.9%. Management estimates that annual inflation in products the Company sells was approximately 0.9%. During the quarter seven stores were opened, no stores were closed and eight store remodels were completed. Net retail square footage increased 8.5% from May 2, 1996. In addition to new store development, the Company plans to increase sales through its continued investment in specific programs initiated in 1996. Such programs include the Front End Manager program, the home meal solutions process called "Quick Fixin' Ideas," expansion of the Company's pharmacy business and increased emphasis on training programs utilizing Computer Guided Training. The Company also began a new advertising campaign in February 1997, supported by the largest investment in broadcast media in the Company's history.

         Gross profit, as a percent to sales, increased due primarily to the continued utilization and increased efficiencies of the Company-owned distribution facilities. Improvements in retail gross profit were offset by increased costs associated with the Company's new advertising campaign. The Company's distribution centers provide approximately 77% of all products purchased by retail stores. Utilization of the Company's distribution system has enabled the Company to better control product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $10.9 million (0.30% to sales) for the 13 weeks ended May 1, 1997 and $12.4 million (0.37% to sales) for the 13 weeks ended May 2, 1996.

         Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased salary and related benefit costs

                                                                       FORM 10-Q


resulting from the Company's initiatives to increase sales, and increased depreciation expense associated with the Company's expansion program.


         The increase in net interest expense resulted from higher average outstanding debt during the first quarter of 1997 as compared to the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

         The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the first quarter of 1997 was $331 million compared to $208 million in the prior year. The increase from the prior year in cash provided by operating activities was primarily due to changes in inventories, accounts payable and unearned income.

         During the quarter ended May 1, 1997 the Company spent $138 million for net capital expenditures, $38 million for the payment of dividends and $22 million to purchase and retire stock. The Company also reduced commercial paper borrowings by $179 million.

         The Company utilizes its commercial paper program to supplement cash requirements from seasonal fluctuations in working capital resulting from operations and the Company's capital expenditure program. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods. The Company had $150 million of commercial paper borrowings outstanding at May 1, 1997 compared to $329 million at January 30, 1997 and $244 million at May 2, 1996.

         Since 1987 the Board of Directors has continuously adopted or renewed programs under which the Company is authorized, but not required, to purchase and retire shares of its common stock. The current program was adopted by the Board on March 3, 1997 and authorizes the Company to purchase and retire up to 7 million shares through March 31, 1998. During the quarter ended May 1, 1997, 676,900 shares were purchased and retired pursuant to this program.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         Three civil lawsuits filed in September 1996 as purported state-wide (Washington, Choate v. Albertson's, Inc.; California, Gloege v. Albertson's, Inc.; and Florida, Mitchell v. Albertson's, Inc.) class actions and one civil lawsuit filed in April 1997 in federal court in Boise, Idaho as a purported several-state (the remaining 17 states in which the Company operates, Barton v. Albertson's, Inc.) class action have been brought against the Company alleging that (i) the Company has a wide-spread practice of permitting its hourly-paid employees to work "off-the-clock" without being paid for their work and (ii) the Company's bonus and worker's compensation plans are unlawful. These suits are being sponsored and financed by the United Food & Commercial Workers (UFCW), International Union. In addition, two other similar cases have been filed as purported class actions which in effect duplicate the coverage of the UFCW sponsored suits (Flach v. Albertson's, Inc. filed in state court in Colorado in April 1997 and Rose v. Albertson's, Inc. filed in federal court in Boise, Idaho in April 1997).

         The Company has firm and long-standing policies in place prohibiting off-the-clock work and has structured its bonus and worker's compensation plans to comply with all applicable laws. Although these lawsuits are still in their preliminary stages, the Company believes it has strong defenses and intends to vigorously defend against these lawsuits. The Company further believes that the UFCW sponsored suits are part of a broader and continuing effort by the UFCW and some of its locals to pressure the Company to unionize employees who have not expressed a desire to be represented by a union.

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

                                                                       FORM 10-Q


Item 2.  Changes in Securities
------------------------------

         In accordance with the Company's $600 million revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $750 million.

Item 3.  Defaults upon Senior Securities
----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Company held its Annual Meeting of Stockholders on May 23, 1997 and transacted the following business:

   (a)   Election of Class II Directors:

             Nominee               Votes For        Votes Withheld
         ---------------------    -----------       --------------
         Kathryn Albertson        219,482,850          2,965,951
         A. Gary Ames             219,678,545          2,770,256
         John B. Carley           219,664,706          2,784,095
         Paul I. Corddry          219,674,448          2,774,353
         Beatriz Rivera           219,547,665          2,901,136

         Election of Class I Director:

             Nominee               Votes For        Votes Withheld
         ---------------------    -----------       --------------
         Thomas L. Stevens, Jr.   219,605,536          2,843,265

         Continuing Class III Directors:

         Cecil D. Andrus          John B. Fery       Warren E. McCain
         J.B. Scott               Will M. Storey

         Continuing Class I Directors:

         Clark A. Johnson         Charles D. Lein    Gary G. Michael
         Steven D. Symms


   (b)   Ratification of Appointment of Independent Auditors:

                            Votes                        Broker
            Votes For      Against      Abstentions     Nonvotes
         -------------   -----------    -----------    ----------
           221,497,206     390,145        561,450          0


   (c) Approval of Albertson's, Inc. Senior Operations Executive Officer Bonus Plan:

                            Votes                        Broker
            Votes For      Against      Abstentions     Nonvotes
         -------------   -----------    -----------    ----------
           213,095,919    7,169,378      2,183,504         0

   (d) A stockholder proposal to declassify the Board of Directors (included in the Company's proxy statement dated April 18, 1997, at the request of the International Brotherhood of Teamsters General Fund) was not properly presented for a vote at the meeting and was not voted upon.

                                                                       FORM 10-Q



   (e) Stockholder Proposal to restore those provisions which allow the shareholders to ratify the appointment of the independent auditors in future annual meetings of shareholders; and, that in each proxy statement for an annual meeting, disclose certain information:

                            Votes                        Broker
            Votes For      Against      Abstentions     Nonvotes
         -------------   -----------    -----------    ----------
            7,549,896    188,009,824     2,399,367     24,489,714


Item 5.  Other Information
--------------------------

         On May 22, 1997, 20,842,446 shares of the Company's Common Stock held by Alscott Limited Partnership #1 were transferred to Kathryn Albertson who then transferred such shares to the J. A. and Kathryn Albertson Foundation Inc. (the "Foundation") subject to the terms of an agreement between the Company and the Foundation dated May 21, 1997 which is included as Exhibit 10.1.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   a.  Exhibits

       10.1     J. A. and Kathryn Albertson Foundation Inc. Stock
                Agreement (dated May 21, 1997)*

       10.1.1   Waiver regarding Alscott Limited Partnership #1 Stock
                Agreement (dated May 21, 1997)*

       10.1.2   Waiver regarding Kathryn Albertson Stock Agreement
                (dated May 21, 1997)*

       27       Financial data schedule for the 13 weeks ended May 1,
                1997


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



Date:      May 30, 1997                /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

                             INDEX TO EXHIBITS

EXHIBIT
NUMBER                      EXHIBIT DESCRIPTION
---------             --------------------------------

10.1 J. A. and Kathryn Albertson Foundation Inc. Stock Agreement (dated May 21, 1997)*

10.1.1 Waiver regarding Alscott Limited Partnership #1 Stock Agreement (dated May 21, 1997)*

10.1.2                Waiver regarding Kathryn Albertson Stock Agreement
                      (dated May 21, 1997)*

27                    Financial data schedule for the 13 weeks ended May 1,
                      1997


* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.