Form 10-Q
period 1997-07-31
ALBERTSONS INC /DE/
filed 1997-09-03
CIK 3333

                    SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     -------------------------------


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For 26 Weeks Ended:  July 31, 1997      Commission File Number:  1-6187



                            ALBERTSON'S, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


            Delaware                               82-0184434
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho            83726
-----------------------------------------------         ----------
              (Address)                                 (Zip Code)


Registrant's telephone number, including area code:  (208) 395-6200
                                                     --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
    -----      -----

     Number of Registrant's $1.00 par value
     common shares outstanding at August 27, 1997:         245,750,753

                     PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)



                                   13 WEEKS ENDED            26 WEEKS ENDED
                             ------------------------  ------------------------
                                July 31,   August 1,       July 31,   August 1
                                   1997        1996           1997        1996
                             ------------ -----------  ------------ -----------
Sales                          $3,680,509  $3,481,131    $7,288,050  $6,825,072
Cost of sales                   2,748,549   2,580,165     5,427,384   5,065,491
                               ----------  ----------    ----------  ----------
Gross profit                      931,960     900,966     1,860,666   1,759,581

Selling, general and
  administrative expense          746,344     688,937     1,478,332   1,350,989
                               ----------  ----------    ----------  ----------
Operating profit                  185,616     212,029       382,334     408,592

Other (expenses) income:
  Interest, net                   (19,541)    (15,005)      (38,855)    (29,962)
  Other, net                       9,356      (1,381)        9,045        (852)
                               ----------  ----------    ----------  ----------
Earnings before income taxes     175,431     195,643       352,524     377,778
Income taxes                      65,991      74,931       133,818     144,689
                               ----------  ----------    ----------  ----------

NET EARNINGS                  $  109,440  $  120,712    $  218,706  $  233,089
                               ==========  ==========    ==========  ==========


EARNINGS PER SHARE                 $ .44       $ .48         $ .88       $ .93


DIVIDENDS DECLARED PER SHARE       $ .16       $ .15         $ .32       $ .30

Weighted average common
  shares outstanding             249,021     251,962       249,827     251,945

See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                  July 31, 1997      January 30,
                                                   (unaudited)          1997
                                                 --------------     ------------
                   ASSETS
                   ------

CURRENT ASSETS:
  Cash and cash equivalents                          $   16,156       $   90,865
  Accounts and notes receivable                         103,065           98,364
  Inventories                                         1,151,920        1,201,067
  Prepaid expenses                                       47,877           42,823
  Deferred income taxes                                  48,684           42,804
                                                     ----------       ----------
           TOTAL CURRENT ASSETS                       1,367,702        1,475,923

OTHER ASSETS                                            200,105          184,070

LAND, BUILDINGS AND EQUIPMENT                         4,870,598        4,622,655
  Less accumulated depreciation and amortization      1,692,218        1,568,015
                                                     ----------       ----------
                                                      3,178,380        3,054,640
                                                     ----------       ----------
                                                     $4,746,187       $4,714,633
                                                     ==========       ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


CURRENT LIABILITIES:
  Accounts payable                                   $  690,560       $  682,305
  Salaries and related liabilities                      134,032          135,681
  Taxes other than income taxes                          75,615           67,086
  Income taxes                                            6,802           14,409
  Self-insurance                                         67,293           63,999
  Unearned income                                        37,688           36,539
  Other current liabilities                              49,314           46,161
  Current maturities of long-term debt                   86,445              975
  Current capitalized lease obligations                   8,211            7,938
                                                     ----------        ---------
           TOTAL CURRENT LIABILITIES                  1,155,960        1,055,093

LONG-TERM DEBT                                          886,572          921,704

CAPITALIZED LEASE OBLIGATIONS                           128,714          130,050

DEFERRED INCOME TAXES                                    10,709           15,876

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        351,762          344,892

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized - 10,000,000 shares; issued - none
  Common  stock - $1 par  value;  authorized  -  600,000,000  shares;  issued  -
    245,960,904
    shares and 250,690,105 shares, respectively         245,961          250,690
  Capital in excess of par value                                              92
  Retained earnings                                   1,966,509        1,996,236
                                                     ----------       ----------
                                                      2,212,470        2,247,018
                                                     ----------       ----------
                                                     $4,746,187       $4,714,633
                                                     ==========      ==========

See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           26 WEEKS ENDED
                                                   -----------------------------
                                                       July 31,        August 1,
                                                         1997             1996
                                                   -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 218,706        $ 233,089
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   160,276          141,507
       Net deferred income taxes                       (11,047)          (1,327)
       Increase in cash surrender value of
         Company-owned life insurance                  (11,000)          (1,000)
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses               (9,755)          (9,737)
         Inventories                                    49,147           (4,618)
         Accounts payable                                8,255          (30,908)
         Other current liabilities                       1,468           14,473
         Self-insurance                                  7,257           (1,055)
         Unearned income                                  (161)          (2,305)
         Other long-term liabilities                     4,316              723
                                                     ----------       ----------
       Net cash provided by operating activities       417,462          338,842

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                               (281,393)        (322,678)
   Increase in other assets                             (5,035)          (8,234)
                                                     ----------       ----------
       Net cash used in investing activities          (286,428)        (330,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                  200,000          200,000
   Payments on long-term borrowings                     (4,068)         (80,820)
   Net commercial paper activity                      (149,365)         (49,542)
   Proceeds from stock options exercised                 1,474              601
   Cash dividends                                      (77,622)         (70,542)
   Stock purchased and retired                        (176,162)
                                                     ----------       ----------
       Net cash used in financing activities          (205,743)            (303)
                                                     ----------       ----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                    (74,709)           7,627

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             90,865           69,113
                                                     ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  16,156        $  76,740
                                                     ==========       =========

NONCASH ACTIVITIES:
  Capitalized lease obligations incurred             $   3,069        $   2,700
  Capitalized lease obligations terminated                 361            1,405
  Tax benefits related to stock options                    842              448

CASH PAYMENTS FOR:
  Income taxes                                         148,926          162,469
  Interest, net of amounts capitalized                  30,828           27,568

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

   The balance sheet at January 30, 1997, has been taken from the audited financial statements at that date.

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


Reclassifications
-----------------
   Certain reclassifications have been made in the prior year's financial statements to conform to classifications in the current year.

Indebtedness
------------
   In July 1997, the Company issued $200 million of medium-term notes under a shelf registration statement filed with the Securities and Exchange Commission in May 1996. A summary of these notes is as follows (in thousands):

   Due July 2007 (6.58% interest)                    $ 10,000
   Due July 2008 (6.67% interest)                      15,000
   Due July 2009 (6.76% interest)                      72,000
   Due July 2012 (6.82% interest)                       6,500
   Due July & August 2017 (7.00% interest)             36,500
   Due July 2027 (7.12% interest)                      30,000
   Due July 2027 (6.56% interest)                      30,000
                                                     --------
                                                     $200,000
                                                    ==========

   Interest on the notes is paid semiannually. The 6.56% notes due July 2027, contain a put option which would require the Company to repay the notes in July 2007, if the holder of the note so elects by giving the Company a 60 day notice.

   Proceeds from the issuance were used primarily to repay borrowings under the Company's commercial paper program. Medium-term notes up to $100 million remain available for issuance under the 1996 shelf registration statement.


New Accounting Standards
------------------------
   In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement will be effective for the Company's 1998 fiscal year.

   SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement will be effective for the Company's 1998 fiscal year.

   The Company is reviewing SFAS No. 130 and No. 131 to determine their effect on the Company's reporting requirements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Results for the quarter:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:


                              Percent to Sales
                            -------------------
                               13 weeks ended         Percentage
                            -------------------
                            7-31-97     8-01-96       Inc./(Dec.)
                            -------     -------       ----------
   Sales                    100.00%     100.00%           5.7%
   Gross profit              25.32       25.88            3.4
   Selling, general and
     administrative
     expenses                20.28       19.79            8.3
   Operating profit           5.04        6.09          (12.5)
   Net interest
     expense                  0.53        0.43           30.2
   Other income (expense)     0.25       (0.04)           N.A.
   Earnings before
     income taxes             4.77        5.62          (10.3)
   Net earnings               2.97        3.47           (9.3)

   Sales increased primarily as a result of the continued expansion of net retail square footage. Sales in stores that have been in operation for the full 13 week periods of both years decreased. Identical store sales decreased 0.6% and comparable store sales (which include replacement stores) decreased 0.6%. During the second quarter of 1996, the Company's Denver Division benefited from a 44-day strike that affected two of the Company's competitors. Excluding the Denver Division, total sales increased 7.7%, identical store sales increased 1.1% and comparable store sales increased 1.1%. Management estimates that annual inflation in products the Company sells was approximately 0.2%. During the quarter 17 stores were opened, 3 stores were closed and 7 store remodels were completed. Retail square footage increased to 41 million square feet, a net increase of 8.2% from August 1, 1996.

   In addition to new store development, the Company plans to increase sales through its continued investment in specific programs initiated in 1996. Such programs include: the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas;" special destination categories such as Albertson's Better Care pharmacies, baby care, pet care, snack and beverage centers; and increased emphasis on training programs utilizing Computer Guided Training. The Company also began its new "Dear Albertson's" advertising campaign in February 1997, supported by the largest investment in broadcast media in the Company's history.

   Gross profit, as a percent to sales, decreased primarily as a result of the Company's overly aggressive implementation of initiatives to increase sales through vendor-assisted bonus-buy promotional programs and increased costs associated with the Company's new advertising campaign. The pre-tax LIFO charge reduced gross profit by $10.9 million (0.30% to sales) for the 13 weeks ended July 31, 1997, and $12.4 million
(0.36% to sales) for the 13 weeks ended August 1, 1996.

   Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased salary and related benefit costs resulting from the Company's initiatives to increase sales, increased workers'
compensation costs and increased depreciation expense associated with the Company's expansion program.

   The increase in net interest expense resulted primarily from higher average outstanding debt during the second quarter of 1997 as compared to the second quarter of 1996.

   Other income for the 13 weeks ended July 31, 1997, included non-cash income of $10.4 million for the increase in cash surrender value of Company-owned life insurance. No such non-cash income or expense was included in other income for the 13 weeks ended August 1, 1996.

   The Company's effective income tax rate for the 13 weeks ended July 31, 1997, was 37.6% as compared to 38.3% for the 13 weeks ended August 1, 1996. The reduction from the prior year is primarily due to the effect of the increase in the cash surrender value of Company-owned life insurance which is a non-taxable item.

Year-to-date results:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                              Percent to Sales
                            -------------------
                               26 weeks ended         Percentage
                            -------------------
                            7-31-96     8-01-96       Inc./(Dec.)
                            -------     -------       ----------
   Sales                    100.00%     100.00%           6.8%
   Gross profit              25.53       25.78            5.7
   Selling, general and
     administrative
     expenses                20.28       19.79            9.4
   Operating profit           5.25        5.99           (6.4)
   Net interest
     expense                  0.53        0.44           29.7
   Other income (expense)     0.12       (0.01)           N.A.
   Earnings before
     income taxes             4.84        5.54           (6.7)
   Net earnings               3.00        3.42           (6.2)

   Sales increased primarily as a result of the continued expansion of net retail square footage. Identical store sales increased 0.1% and comparable store sales (which include replacement stores) increased 0.1%. These identical and comparable store sales increases were negatively impacted by the benefits the Company realized in 1996 from a 44-day strike which affected two of the Company's competitors. Management estimates that annual inflation in products the Company sells was approximately 0.2%. During the 26 weeks 24 stores were opened, 3 stores were closed and 15 store remodels were completed. Retail square footage increased to 41 million square feet, a net increase of 8.2% from August 1, 1996.

   In addition to new store development, the Company plans to increase sales through its continued investment in specific programs initiated in 1996. Such programs include: the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas;" special destination categories such as Albertson's Better Care pharmacies, baby care, pet care, snack and beverage centers; and increased emphasis on training programs utilizing Computer Guided Training. The Company also began its new "Dear Albertson's" advertising campaign in February 1997, supported by the largest investment in broadcast media in the Company's history.

   Gross profit, as a percent to sales, decreased primarily as a result of the Company's overly aggressive implementation of initiatives to increase sales through vendor-assisted bonus-buy promotional programs and increased costs associated with the Company's new advertising campaign. Decreases in retail gross profit, as a percent to sales, were partially offset by the continued efficiencies and related cost reductions gained at the Company's distribution centers. The Company's distribution system provided approximately 77% of all products purchased by retail stores. Utilization of the Company's distribution system enables the Company to better control product costs, quality and distribution. The pre-tax LIFO charge reduced gross profit by $21.8 million (0.30% to sales) for the 26 weeks ended July 31, 1997, and $24.8 million (0.36% to sales) for the 26 weeks ended August 1, 1996.

   Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased salary and related benefit costs resulting from the Company's initiatives to increase sales, increased workers'
compensation costs and increased depreciation expense associated with the Company's expansion program.

   The increase in net interest expense resulted primarily from higher average outstanding debt during the 26 weeks ended July 31, 1997, as compared to the prior year.

   Other income for the 26 weeks ended July 31, 1997, included non-cash income of $11.0 million for the increase in cash surrender value of Company-owned life insurance as compared to $1.0 million of other income for the 26 weeks ended August 1, 1997.

   The Company's effective income tax rate for the 26 weeks ended July 31, 1997, was 38.0% as compared to 38.3% for the prior year. The reduction from the prior year is primarily due to the effect of the increase in the cash surrender value of Company-owned life insurance which is a non-taxable item.


Liquidity and Capital Resources
-------------------------------
   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 26 weeks ended July 31, 1997, was $417 million compared to $339 million in the prior year. The
increase from the prior year in cash  provided  by  operating   activities  was
primarily  due  to  changes  in inventories and accounts payable.

   During the 26 weeks ended July 31, 1997, the Company spent $281 million for net capital expenditures, $78 million for the payment of dividends and $176 million to purchase and retire stock. The Company also reduced commercial paper borrowings by $149 million.

   The Company utilizes its commercial paper program to supplement cash requirements due to seasonal fluctuations in working capital as a result of operations and the Company's capital expenditure program. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods. The Company had $180 million of commercial paper borrowings outstanding at July 31, 1997, compared to $329 million at January 30, 1997, and $160 million at August 1, 1996.

   In July 1997, the Company issued $200 million of medium-term notes under a shelf registration statement filed with the Securities and Exchange Commission in May 1996. Proceeds from the issuance were used primarily to repay borrowings under the Company's commercial paper program. Medium-term notes up to $100 million remain available for issuance under the 1996 shelf registration statement.

   Since 1987 the Board of Directors has continuously adopted or renewed programs under which the Company is authorized, but not required, to purchase and retire shares of its common stock. The program adopted by the Board on March 3, 1997, authorizes the Company to purchase and retire up to 7 million shares through March 31, 1998. During the 26 weeks ended July 31, 1977, 4,861,300 shares were purchased and retired pursuant to this program.


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


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
   Three civil lawsuits filed in September 1996 as purported state-wide class actions (Washington, Choate v. Albertson's, Inc.; California, Gloege v. Albertson's, Inc.; and Florida, Mitchell v. Albertson's, Inc.) and one civil lawsuit filed in April 1997 in federal court in Boise, Idaho as a purported several-state class action (the remaining 17 states in which the Company operates, Barton v. Albertson's, Inc.) have been brought against the Company alleging that (i) the Company has a wide-spread practice of permitting its hourly-paid employees to work "off-the-clock" without being paid for their work and (ii) the Company's bonus and worker's compensation plans are unlawful. These suits are being sponsored and financed by the United Food & Commercial Workers
(UFCW), International Union. In addition, two other similar cases have been filed as purported class actions which in effect duplicate the coverage of the UFCW sponsored suits (Flach v. Albertson's, Inc. filed in state court in Colorado in April 1997 and Rose v. Albertson's, Inc. filed in federal court in Boise, Idaho in April 1997).

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

Item 3.  Defaults upon Senior Securities
----------------------------------------
   Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   Information regarding the Company's Annual Meeting of Stockholders held on May 23, 1997, was included under Item 4 of Form 10-Q for the quarter ended May 1, 1997.


Item 5.  Other Information
--------------------------
   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   a.  Exhibits

       27 Financial data schedule for the 26 weeks ended July 31, 1997.

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



Date:    September 3, 1997              /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer