Form 10-Q
period 1997-10-30
ALBERTSONS INC /DE/
filed 1997-12-05
CIK 3333

SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     -------------------------------


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For 39 Weeks Ended:  October 30, 1997    Commission File Number:  1-6187



                            ALBERTSON'S, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


            Delaware                               82-0184434
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho            83726
-----------------------------------------------         ----------
              (Address)                                 (Zip Code)


Registrant's telephone number, including area code:  (208) 395-6200
                                                     --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
    -----      -----

     Number of Registrant's $1.00 par value
     common shares outstanding at November 25, 1997:         245,581,125

                     PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)


                                     13 WEEKS ENDED            39 WEEKS ENDED
                                ----------------------- ------------------------
                                October 30, October 31,October 30,   October 31,
                                     1997         1996        1997          1996
                                -----------  ---------- -----------  -----------

Sales                            $3,612,032  $3,375,771 $10,900,082  $10,200,843
Cost of sales                     2,637,952   2,507,434   8,065,336    7,572,925
                                 ----------  ---------- -----------  -----------
Gross profit                        974,080     868,337   2,834,746    2,627,918

Selling, general and
  administrative expenses           751,676     679,438   2,230,008    2,030,427
                                 ----------  ---------- -----------  -----------
Operating profit                    222,404     188,899     604,738      597,491

Other (expenses) income:
  Interest, net                     (22,388)    (16,103)   (61,243)     (46,065)
  Other, net                         (1,104)       (310)     7,941       (1,162)
                                 ----------  ---------- -----------  -----------
Earnings before income taxes        198,912     172,486     551,436      550,264
Income taxes                         75,507      66,062     209,325      210,751
                                 ----------  ---------- -----------  -----------

NET EARNINGS                     $  123,405  $  106,424 $   342,111  $   339,513
                                 ==========  ========== ===========  ===========


EARNINGS PER SHARE                    $ .50       $ .42       $1.38        $1.35


DIVIDENDS DECLARED PER SHARE          $ .16       $ .15       $ .48        $ .45

Weighted average common
  shares outstanding                245,646     252,038     248,433      251,976





















See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                October 30, 1997     January 30,
                                                  (unaudited)           1997
                                                ----------------    ------------
                   ASSETS
                   ------


CURRENT ASSETS:
  Cash and cash equivalents                          $   98,312       $   90,865
  Accounts and notes receivable                         102,084           98,364
  Inventories                                         1,244,315        1,201,067
  Prepaid expenses                                       43,447           42,823
  Deferred income taxes                                  51,771           42,804
                                                     ----------       ----------
           TOTAL CURRENT ASSETS                       1,539,929        1,475,923

OTHER ASSETS                                            196,524          184,070

LAND, BUILDINGS AND EQUIPMENT                         5,037,324        4,622,655
  Less accumulated depreciation and amortization      1,757,902        1,568,015
                                                     ----------       ----------
                                                      3,279,422        3,054,640
                                                     ----------       ----------
                                                     $5,015,875       $4,714,633

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


CURRENT LIABILITIES:
  Accounts payable                                   $  732,027       $  682,305
  Salaries and related liabilities                      145,425          135,681
  Taxes other than income taxes                          86,751           67,086
  Income taxes                                           21,471           14,409
  Self-insurance                                         68,426           63,999
  Unearned income                                        40,965           36,539
  Other current liabilities                              63,131           46,161
  Current maturities of long-term debt                   86,465              975
  Current capitalized lease obligations                   9,514            7,938
                                                     ----------        ---------
           TOTAL CURRENT LIABILITIES                  1,254,175        1,055,093

LONG-TERM DEBT                                          986,155          921,704

CAPITALIZED LEASE OBLIGATIONS                           134,509          130,050

DEFERRED INCOME TAXES                                    10,411           15,876

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        350,147          344,892

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized - 10,000,000 shares; issued - none Common stock - $1 par value; authorized - 600,000,000 shares; issued -
    245,574,277
    shares and 250,690,105 shares, respectively         245,574          250,690
  Capital in excess of par value                            840               92
  Retained earnings                                   2,034,064        1,996,236
                                                     ----------       ----------
                                                      2,280,478        2,247,018
                                                     ----------       ----------
                                                     $5,015,875       $4,714,633






See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                 39 WEEKS ENDED
                                                  ------------------------------
                                                    October 30,      October 31,
                                                        1997             1996
                                                  -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 342,111        $ 339,513
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   243,987          217,001
       Net deferred income taxes                       (14,432)          10,189
       Increase in cash surrender value of
         Company-owned life insurance                   (8,565)          (1,000)
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses               (4,344)          (8,812)
         Inventories                                   (43,248)        (149,247)
         Accounts payable                               49,722           40,289
         Other current liabilities                      53,652           15,333
         Self-insurance                                 10,587           (5,452)
         Unearned income                                (2,425)         (13,665)
         Other long-term liabilities                     6,167            3,394
                                                     ----------       ----------
       Net cash provided by operating activities       633,212          447,543

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                               (457,175)        (508,245)
   Increase in other assets                             (3,889)          (8,444)
                                                     ----------       ----------
       Net cash used in investing activities          (461,064)        (516,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                  200,000          200,000
   Payments on long-term borrowings                     (6,141)         (83,117)
   Net commercial paper activity                       (49,607)          74,686
   Proceeds from stock options exercised                 1,990            2,404
   Cash dividends                                     (116,969)        (108,340)
   Stock purchased and retired                        (193,974)         (23,207)
                                                     ----------       ----------
       Net cash (used in) provided by
         financing activities                         (164,701)          62,426
                                                     ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      7,447           (6,720)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             90,865           69,113
                                                     ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  98,312        $  62,393
                                                     ==========       =========

NONCASH ACTIVITIES:
  Capitalized lease obligations incurred             $  12,395        $   4,424
  Capitalized lease obligations terminated                 671            1,603
  Tax benefits related to stock options                  1,990            2,579
  Liabilities assumed in connection with
    asset acquisitions                                                      692
CASH PAYMENTS FOR:
  Income taxes                                         213,324          235,607
  Interest, net of amounts capitalized                  36,073           32,498

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Results for the quarter:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                              Percent to Sales
                           --------------------
                               13 weeks ended         Percentage
                           --------------------
                           10-30-97    10-31-96        Increase
                           --------    --------       ----------
   Sales                    100.00%     100.00%           7.0%
   Gross profit              26.97       25.72           12.2
   Selling, general and
     administrative
     expenses                20.81       20.13           10.6
   Operating profit           6.16        5.60           17.7
   Net interest
     expense                  0.62        0.48           39.0
   Other expense              0.03        0.01            N.A.
   Earnings before
     income taxes             5.51        5.11           15.3
   Net earnings               3.42        3.15           16.0

   Sales increased due to improved identical store sales and the continued expansion of net retail square footage. Identical store sales, sales in stores that have been in operation for the full 13 week periods of both years, increased 1.1% and comparable store sales (which include replacement stores) increased 1.2%. Management estimates that there was a slight annual deflation in products the Company sells of approximately 0.1%. During the quarter 11 stores were opened, 1 store was closed and 7 store remodels were completed. Retail square footage increased to 41.5 million square feet, a net increase of 6.4% from October 31, 1996.

   In addition to new store development, the Company plans to increase sales through its continued investment in programs initiated in 1996 and providing solutions to customer needs. Programs initiated in 1996 include: the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas;" special destination categories such as Albertson's Better Care pharmacies, baby care, pet care, snack and beverage centers; and increased emphasis on training programs utilizing Computer Guided Training. In response to providing additional solutions to customer needs, the Company has added new, gourmet-quality bakery items and expanded product variety to include organically grown produce and organic grocery items. Other solutions include neighborhood marketing, targeted advertising, and exciting new and remodeled stores.

   Gross profit, as a percent to sales, increased primarily as a result of improvements made in retail stores, including substantial improvements in under-performing stores. The pre-tax LIFO charge reduced gross profit by $3.75 million (0.10% to sales) for the 13 weeks ended October 30, 1997, and $5.4 million (0.16% to sales) for the 13 weeks ended October 31, 1996.

   Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased labor and related benefit costs resulting from the Company's initiatives to increase sales; increases in workers' compensation costs, insurance expense and bank card fees; and increased depreciation expense associated with the Company's expansion program.

   The increase in net interest expense resulted primarily from higher average outstanding debt during the third quarter of 1997 as compared to the third quarter of 1996.

   The Company's effective income tax rate for the 13 weeks ended October 30, 1997, was 38.0% as compared to 38.3% for the 13 weeks ended October 31, 1996. The reduction from the prior year is primarily due to the effect of the increase in the cash surrender value of Company-owned life insurance which is a non-taxable item.

Year-to-date results:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                              Percent to Sales
                           --------------------
                               39 weeks ended         Percentage
                           --------------------
                           10-30-97    10-31-96        Increase
                           --------    --------       ----------
   Sales                    100.00%     100.00%           6.9%
   Gross profit              26.01       25.76            7.9
   Selling, general and
     administrative
     expenses                20.46       19.90            9.8
   Operating profit           5.55        5.86            1.2
   Net interest
     expense                  0.56        0.45           32.9
   Other income (expense)     0.07       (0.01)           N.A.
   Earnings before
     income taxes             5.06        5.39            0.2
   Net earnings               3.14        3.33            0.8

   Sales increased primarily as a result of the continued expansion of net retail square footage. Identical store sales increased 0.3% and comparable store sales (which include replacement stores) increased 0.3%. Management estimates that there was a slight annual deflation in products the Company sells of approximately 0.1%. During the 39 weeks 35 stores were opened, 4 stores were closed and 22 store remodels were completed. Retail square footage increased to
41.5 million square feet, a net increase of 6.4% from October 31, 1996.

   In addition to new store development, the Company plans to increase sales through its continued investment in programs initiated in 1996 and providing solutions to customer needs. Programs initiated in 1996 include: the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas;" special destination categories such as Albertson's Better Care pharmacies, baby care, pet care, snack and beverage centers; and Increased emphasis on training programs utilizing Computer Guided Training. In response to providing additional solutions to customer needs, the Company has added new, gourmet-quality bakery items and expanded product variety to include organically grown produce and organic grocery items. Other solutions include neighborhood marketing, targeted advertising, and exciting new and remodeled stores.

   Gross profit, as a percent to sales, increased primarily as a result of improvements made in retail stores, including substantial improvements in under-performing stores. Gross profit improvements in retail stores were partially offset by increased costs associated with the Company's new "Dear Albertson's" advertising campaign which began in February 1997. The Company's distribution system provided approximately 77% of all products purchased by retail stores. Utilization of the Company's distribution system enables the Company to better control product costs, quality and distribution. The pre-tax LIFO charge reduced gross profit by $25.55 million (0.23% to sales) for the 39 weeks ended October 30, 1997, and $30.2 million (0.30% to sales) for the 39 weeks ended October 31, 1996.

   Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased labor and related benefit costs resulting from the Company's initiatives to increase sales; increased workers' compensation costs and bank card fees; and increased depreciation expense associated with the Company's expansion program.

   The increase in net interest expense resulted primarily from higher average outstanding debt during the 39 weeks ended October 30, 1997, as compared to the prior year.

   Other income for the 39 weeks ended October 30, 1997, included non-cash income of $8.6 million for the increase in cash surrender value of Company-owned life insurance as compared to $1.0 million of other income for the 39 weeks ended October 31, 1996.

   The Company's effective income tax rate for the 39 weeks ended October 30, 1997, was 38.0% as compared to 38.3% for the prior year. The reduction from the prior year is primarily due to the effect of the increase in the cash surrender value of Company-owned life insurance which is a non-taxable item.


Liquidity and Capital Resources
-------------------------------
   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 39 weeks ended October 30, 1997, was $633 million compared to $448 million in the prior year. During the 39 weeks ended October 30, 1997, the Company spent $457 million for net capital expenditures, $117 million for the payment of dividends and $194 million to purchase and retire stock. The Company also reduced commercial paper borrowings by $50 million.

   The Company utilizes its commercial paper program to supplement cash requirements due to seasonal fluctuations in working capital as a result of operations and the Company's capital expenditure program. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods. The Company had $279 million of commercial paper borrowings outstanding at October 30, 1997, compared to $329 million at January 30, 1997, and $284 million at October 31, 1996.

   In July 1997, the Company issued $200 million of medium-term notes under a shelf registration statement filed with the Securities and Exchange Commission in May 1996. Proceeds from the issuance were used primarily to repay borrowings under the Company's commercial paper program. Medium-term notes up to $100 million remain available for issuance under the 1996 shelf registration statement.

   Since  1987 the  Board of  Directors  has  continuously  adopted  or  renewed programs under which the Company is authorized, but not required, to purchase and retire shares of its common stock. The program adopted by the Board on March 3, 1997, authorizes the Company to purchase and retire up to 7 million shares through March 31, 1998. During the 39 weeks ended October 30, 1997, 5,368,500 shares were purchased and retired pursuant to this program.


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



                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
   Three civil lawsuits filed in September 1996 as purported state-wide class actions (Washington, Choate v. Albertson's, Inc.,; California, Gloege v. Albertson's, Inc.; and Florida, Mitchell v. Albertson's, Inc.) and one civil lawsuit filed in April 1997 in federal court in Boise, Idaho as a purported multi-state class action (the remaining 17 states in which the Company operates, Barton v. Albertson's, Inc.) have been brought against the Company raising various issues that include: (i) allegations that the Company has a wide-spread practice of permitting its hourly-paid employees to work "off-the-clock" without being paid for their work and (ii) allegations that the Company's bonus and worker's compensation plans are unlawful. These suits are being sponsored and financed by the United Food & Commercial Workers (UFCW), International Union. The parties have agreed to consolidate these suits in federal court in Boise, Idaho. In addition, four other similar suits have been filed as purported class actions which in effect duplicate the coverage of the UFCW sponsored suits (Flach v. Albertson's, Inc. filed in state court in Colorado in April 1997; Rose v. Albertson's, Inc. filed in federal court in Boise, Idaho in April 1997; Valerio v. Albertson's, Inc. filed in state court in New Mexico in September 1997; and Pymm v. Albertson's, Inc. filed in state court in Nevada in November
1997).

   The Company is committed to full compliance with all applicable laws. Consistent with this commitment, the Company has firm and long-standing policies in place prohibiting off-the-clock work and has structured its bonus and worker's compensation plans to comply with all applicable laws. Although these lawsuits are still in their preliminary stages, the Company believes it has strong defenses and intends to vigorously defend against these lawsuits. The Company further believes that the UFCW sponsored suits are part of a broader and continuing effort by the UFCW and some of its locals to pressure the Company to unionize employees who have not expressed a desire to be represented by a union.

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

       27  Financial data schedule for the 39 weeks ended October 30, 1997.

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



Date:    December 4, 1997              /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer