Form 10-K
period 1998-01-29
ALBERTSONS INC /DE/
filed 1998-04-09
CIK 3333

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 1998       Commission file number 1-6187

                              ALBERTSON'S, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)

        Delaware                                           82-0184434
------------------------                      --------------------------------
(State of Incorporation)                      (Employer Identification Number)

         250 Parkcenter Boulevard, P.O. Box 20, Boise, Idaho  83726
                               (208) 395-6200


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange
              Title of each class                      on which registered
   ------------------------------------------        -----------------------
   Common Stock, $1.00 par value, 245,778,957        New York Stock Exchange
     shares outstanding on March 27, 1998            Pacific Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 27, 1998: $9,448,475,914.


                     Documents Incorporated by Reference
                     -----------------------------------

Listed hereunder are the documents, any portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 1998, portions of which are incorporated by reference into
      Part II and Part IV of this Form 10-K; and

2. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on May 22, 1998,(the "Proxy Statement") to be filed within 120 days after the Registrant's fiscal year ended January 29, 1998, portions of which are incorporated by reference into Part III of this Form 10-K.

                     Documents Incorporated by Reference
                     -----------------------------------


Part II
-------

Item 5 -  Market for the Registrant's   Inside back cover of the Annual Report
          Common Equity and Related     to Stockholders for the year ended
          Stockholder Matters           January 29, 1998

Item 6 -  Selected Financial Data       Page 44 of the Annual Report to
                                        Stockholders for the year ended
                                        January 29, 1998

Item 7 -  Management's Discussion and   Pages 19 to 22 of the Annual
          Analysis of Financial         Report to Stockholders for the
          Condition and Results of      year ended January 29, 1998
          Operations

Item 8 -  Financial Statements and      Pages 23 to 43 and page 45 of the
          Supplementary Data            Annual Report to Stockholders for
                                        the year ended January 29, 1998


Part III
--------

Item 10 - Directors and Executive       The material contained under the
          Officers of the Registrant    headings "Election of Directors,"
                                        "Nominees for Election as Class III
                                        Directors," "Continuing Class I
                                        Directors," "Continuing Class II
                                        Directors" and "Section 16(a)
                                        Beneficial Ownership Reporting
                                        Compliance" in the Proxy Statement

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

Item 13 - Certain Relationships and     The material contained under the
          Related Transactions          heading "Certain Transactions" in
                                        the Proxy Statement


Part IV
-------

Item 14 - Exhibits, Financial           Pages 23 to 43 and page 45 of the
          Statement Schedules and       Annual Report to Stockholders for
          Reports on Form 8-K           the year ended January 29, 1998


                           ALBERTSON'S, INC.

                           TABLE OF CONTENTS

Item                                                            Page
----                                                            ----

                                 PART I

 1.   Business                                                    4

 2.   Properties                                                  5

 3.   Legal Proceedings                                           7

 4.   Submission of Matters to a Vote of Security Holders         8


                                PART II

 5.   Market for the Registrant's Common Equity and Related
       Stockholder Matters                                        8

 6.   Selected Financial Data                                     8

 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        8

 7A.  Quantitative and Qualitative Disclosures about
       Market Risk                                                9

 8.   Financial Statements and Supplementary Data                 9

 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                      9


                                PART III

10.   Directors and Executive Officers of the Registrant          9

11.   Executive Compensation                                     12

12.   Security Ownership of Certain Beneficial Owners
       and Management                                            12

13.   Certain Relationships and Related Transactions             12


                                PART IV

14.   Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                               12


                                 PART I
                                 ------

Item 1.  Business
-----------------

General

   The Registrant, Albertson's, Inc. (the "Company"), is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.
A. Albertson in 1939. The Company is one of the largest retail food-drug chains in the United States. As of January 29, 1998, the Company operated 878 stores in 20 Western, Midwestern and Southern states. These stores consist of 768 combination food-drug stores, 72 conventional supermarkets and 38 warehouse stores. Retail operations are supported by 11 Company-owned distribution centers.

   The Company's combination food-drug stores are super grocery/super drugstores under one roof and range in size from 35,000 to 82,000 square feet. Most of these stores offer prescription drugs and an expanded section of cosmetics and nonfoods in addition to specialty departments such as service seafood and meat, bakery, lobby/video, service delicatessen, liquor and floral. Some also offer meal centers, party pavilions, coffee bars and destination departments for beverages, snacks, pet care, paper products and baby care. Food and nonfood shopping areas are served by a common set of checkstands.

   The Company's conventional supermarkets range in size from 15,000 to 35,000 square feet. These stores offer a full selection in the basic departments of grocery, meat, produce, dairy and limited non-food lines. Many locations have an in-store bakery and a service delicatessen.

   The Company's warehouse stores are operated primarily under the name "Max Food and Drug." These no-frills stores range in size from 17,000 to 73,000 square feet and offer significant savings with special emphasis on discounted meat and produce.

   In fiscal 1997 the Company opened its first fuel center. The Company plans to continue to add fuel centers near existing stores. These centers feature three to six fuel pumps and a small building, ranging in size from a pay-only kiosk to a small convenience store featuring such items as candy, soft drinks and snack foods.

   The Company's retail operations are organized into regions with each region comprised of four or five divisions. A senior vice president who also serves as a regional manager directs the operating divisions in retail strategies, planning, marketing approaches and employee development. Each operating division is managed by a division vice president or manager. The division staff includes district sales managers who oversee the operations of 19 stores on average and merchandising specialists in areas such as grocery, produce, pharmacy, liquor, general merchandise, bakery, meat and service delicatessen. Merchandising specialists serve as advisors to help maintain adherence to overall division pricing and merchandising policies. Each store has a store director responsible for overall store operations and a front-end manager responsible for service levels and efficiencies in the stores' checkstand operations.

   The Company's business is highly competitive. Competition is based primarily on price, product quality and variety, service and location. There is direct competition from many local, regional and national supermarket chains, supercenters, club stores, specialty retailers such as pet centers and toy stores and large-scale drug and pharmaceutical retailers. Increasing competition also exists from convenience stores, prepared food retailers, liquor and video stores, film developing outlets and Internet and mail-order retailers.

   The Company has been able to efficiently supply its stores with merchandise through various means. Stores are provided with merchandise from the Company's distribution centers, outside suppliers or directly from manufacturers in an effort to obtain merchandise at the lowest possible cost. The Company services all of its retail stores from Company-owned distribution centers.

   All of the Company's stores carry a broad range of national brands and offer "Albertson's Brands" products in many merchandise categories. The Company's stores provide consumer information such as: nutritional signing in the meat and produce departments, freshness code dating, unit pricing, meal ideas and food information pamphlets. The Company also offers a choice of recyclable paper or plastic bags and collection bins for plastic bag recycling.

   As of January 29, 1998, the Company employed approximately 94,000 people, many of which are covered by collective bargaining agreements. The Company considers its present relations with employees to be good.

   Albertson's stores are located in 20 Western, Midwestern and Southern areas of the United States. The following is a summary of the stores by state as of January 29, 1998:

                       Albertson's Retail Stores
                       -------------------------
                       Arizona                37
                       Arkansas                1
                       California            176
                       Colorado               50
                       Florida               102
                       Idaho                  33
                       Kansas                  6
                       Louisiana              19
                       Mississippi             3
                       Montana                 8
                       Nebraska                8
                       Nevada                 28
                       New Mexico             21
                       Oklahoma               24
                       Oregon                 48
                       South Dakota            1
                       Texas                 187
                       Utah                   39
                       Washington             78
                       Wyoming                 9
                                             ---
                                             878
                                             ===


Item 2.  Properties
-------------------

   The Company has actively pursued an expansion program of adding new retail stores, enlarging and remodeling existing stores and replacing smaller stores. During the past ten years, the Company has built or acquired 543 stores and approximately 95% of the Company's current retail square footage has been opened or remodeled during this period. The Company continues to follow the policy of closing stores that are obsolete or lack satisfactory profit potential.

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

   As of January 29, 1998, the Company operated 878 stores in the states discussed in Item 1. An analysis of stores listed by division is as follows:

                                                              Number
                                                             of Stores
                                                             ---------
   Idaho (Southern Idaho (30), Northern Nevada (10),
      Eastern Oregon (4) and Wyoming (1))                        45
   Inland Empire (Eastern Washington (18),
      Montana (8) and Northern Idaho (3))                        29
   Utah (Utah (39) and Wyoming (1))                              40
   Western Washington                                            55
   Oregon (Western Oregon (44) and Washington (5))               49
   Southern California (California (128) and
      Southern Nevada (18))                                     146
   Northern California                                           47
   Rocky Mountain (Colorado (50), Wyoming (7),
      New Mexico (1) and South Dakota (1))                       59
   Southwest (Arizona (37), New Mexico (20), Texas (4)
      and California (1))                                        62
   Midwest (Oklahoma (24), Nebraska (8) and Kansas (6))          38
   Houston (Texas (29), Louisiana (16) and Mississippi (3))      48
   San Antonio (Texas (44))                                      44
   Dallas/Ft. Worth (Texas (110), Louisiana (3) and
      Arkansas (1))                                             114
   Florida                                                      102
                                                                ---
                                                                878
                                                                ===


   The following is a summary of stores, by classification, as of the indicated fiscal year end:

                            1997       1996       1995       1994       1993
                            ----       ----       ----       ----       ----
   Combination Food-Drug     768        715        646        588        536
   Conventional Stores        72         72         78         88         96
   Warehouse Stores           38         39         40         44         44
                             ---        ---        ---        ---        ---
                             878        826        764        720        676
                             ===        ===        ===        ===        ===

   The following table summarizes the Company's retail square footage by store type as of the indicated fiscal year end (in thousands):

                           1997       1996       1995       1994       1993
                          ------     ------     ------     ------     ------
   Combination Food-Drug  38,904     35,886     32,217     29,217     26,602
   Conventional Stores     2,105      2,113      2,261      2,524      2,741
   Warehouse Stores        1,792      1,841      1,881      2,037      2,031
                          ------     ------     ------     ------     ------
                          42,801     39,840     36,359     33,778     31,374
                          ======     ======     ======     ======     ======

   The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on investment. During 1997 approximately 77% of the merchandise purchased for resale in Company retail stores was received from Company-owned distribution centers.

   Albertson's distribution system consists of 11 Company-owned centers located strategically throughout the Company's operating markets. The following is a summary of the Company's distribution and manufacturing facilities as of January 29, 1998:

   Location                                           Square Footage
   --------                                           --------------
   Fort Worth, Texas
     Groceries, Frozen Food, Produce, Meat and Deli     1,100,000
   Brea, California
     Groceries, Frozen Food, Produce, Liquor,
     Meat and Deli                                      1,018,000
     Central Bakery                                        41,000
   Plant City, Florida
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high-volume Health and Beauty Care          979,000
   Portland, Oregon
     Groceries, Frozen Food, Produce, Meat and Deli       790,000
   Houston, Texas
     Groceries, Frozen Food, Produce, Meat and Deli       698,000
   Phoenix, Arizona
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high-volume Health and Beauty Care          687,000
   Salt Lake City, Utah
     Groceries, Frozen Food, Produce, Meat and Deli       647,000
   Sacramento, California
     Groceries, Frozen Food, Produce, Liquor, Meat
     and Deli                                             421,000
   Ponca City, Oklahoma
     Health and Beauty Care, General Merchandise
     and Pharmaceuticals                                  419,000
   Denver, Colorado
     Groceries, Frozen Food, Produce, Meat and Deli       355,000
   Boise, Idaho
     Health and Beauty Care and General Merchandise       238,000
     Ice Cream Plant                                       11,000
                                                        ---------
                                                        7,404,000
                                                        =========

   As of January 29, 1998, the Company held title to the land and buildings of 52% of the Company's stores and held title to the buildings on leased land of an additional 10% of the Company's stores. The Company also holds title to the land and buildings of the Company's corporate headquarters in Boise, Idaho, 8 division offices and all of the distribution facilities.


Item 3.  Legal Proceedings
--------------------------

   Three civil lawsuits filed in September 1996 as purported statewide class actions in Washington, California and Florida and two civil lawsuits filed in April 1997 in federal court in Boise, Idaho, as purported multi-state class actions (including the remaining states in which the Company operated at the time) have been brought against the Company raising various issues that include:
(i) allegations that the Company has a widespread practice of permitting its employees to work "off-the-clock" without being paid for their work and (ii) allegations that the Company's bonus and workers' compensation plans are unlawful. Four of these suits are being sponsored and financed by the United Food and Commercial Workers (UFCW) International Union. The five suits have been consolidated in Boise, Idaho. In addition, three other similar suits have been filed as purported class actions in Colorado, New Mexico and Nevada which, in effect, duplicate the coverage of the UFCW-sponsored suits. These cases may ultimately be transferred to, or consolidated with, the pending Boise litigation.

   The Company is committed to full compliance with all applicable laws. Consistent with this commitment, the Company has firm and long-standing policies in place prohibiting off-the-clock work and has structured its bonus and workers' compensation plans to comply with applicable law. The Company believes that the UFCW-sponsored suits are part of a broader and continuing effort by the UFCW and some of its locals to pressure the Company to unionize employees who have not expressed a desire to be represented by a union. The Company intends to vigorously defend against all of these lawsuits, and, at this stage of the litigation, the Company believes that it has strong defenses against them.

   Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   The Company is also involved in routine litigation incidental to operations. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.



                                   PART II
                                   -------

Item 5.  Market for the Registrant's Common Equity and Related
---------------------------------------------------------------
Stockholder Matters
-------------------

   The principal markets in which the Company's common stock is traded and the related security holder matters are set forth under the captions "Company Stock Information" and "Stockholders of Record" on the inside back cover of the Company's 1997 Annual Report to Stockholders. This information is incorporated herein by this reference thereto. The market value of the Company's common stock on March 27, 1998, was $51.0625 per share.


Item 6.  Selected Financial Data
--------------------------------

   Selected financial data of the Company for the fiscal years 1993 through 1997 is included under the caption "Five Year Summary of Selected Financial Data" on page 44 of the Company's 1997 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

   The information required under this item is included under the caption "Financial Review" on pages 19 to 22 of the Company's 1997 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

   The Company is exposed to certain market risks which are inherent in the Company's financial instruments which arise from transactions entered into in the normal course of business. Although the Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk, the Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt borrowings.

   The Company is subject to interest rate risk on its long-term fixed interest rate debt borrowings. Commercial paper borrowings do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. All things being equal, the fair value of debt with a fixed interest rate will increase as interest rates fall, and the fair value will decrease as interest rates rise. The Company manages its exposure to interest rate risk by utilizing a combination of fixed rate borrowings and commercial paper borrowings.

   The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt borrowings (excluding commercial paper) at January 29, 1998 by expected maturity dates (in millions):

                                                      There-            Fair
                   1998   1999   2000    2001   2002   after   Total   Value
                  -----   ----  ------   ----   ----  ------  ------  ------

Long-Term Debt    $86.5   $1.1  $290.9   $1.5   $1.7  $411.2  $792.9  $833.8
Weighted average
  interest rate    5.71%  8.73%   6.31%  9.08%  9.34%   7.28%   6.77%


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

   The Company's consolidated financial statements and related notes thereto, together with the Independent Auditors' Report and the selected quarterly financial data of the Company are presented on pages 23 to 43 and page 45 of the Company's 1997 Annual Report to Stockholders and are incorporated herein by this reference thereto.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

   There have been no reports on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.


                                PART III
                                --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors
---------

   The information regarding directors and nominees for directors of the Company is presented under the headings "Election of Directors," "Nominees for Election as Class III Directors," "Continuing Class I Directors," "Continuing Class II Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for use in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended January 29, 1998, and is incorporated herein by this reference thereto.

Executive Officers
------------------

                     Age                                 Date First Appointed
                    as of                                   as an Executive
     Name          3/27/98         Position                      Officer
     ----          -------         --------              --------------------

Gary G. Michael       57    Chairman of the Board and           12/02/74
                            Chief Executive Officer

John B. Carley        64    Chairman of the Executive           04/05/76
                            Committee of the Board

Richard L. King       48    President and Chief Operating       01/01/94
                            Officer

Carl W. Pennington    60    Executive Vice President,           08/02/87
                            Corporate Merchandising

Michael F. Reuling    51    Executive Vice President,           12/30/79
                            Store Development

Thomas R. Saldin      51    Executive Vice President,           12/26/83
                            Administration and
                            General Counsel

Ronald D. Walk        54    Executive Vice President,           05/28/84
                            Retail Operations

Thomas E. Brother     56    Senior Vice President,              07/30/89
                            Distribution

William H. Emmons     48    Senior Vice President and           02/02/96
                            Regional Manager

Dennis C. Lucas       50    Senior Vice President and           02/02/96
                            Regional Manager

A. Craig Olson        46    Senior Vice President, Finance      12/22/86
                            and Chief Financial Officer

David G. Simonson     51    Senior Vice President and           02/02/96
                            Regional Manager

Patrick S. Steele     48    Senior Vice President,              06/10/90
                            Information Systems and
                            Technology

Steven D. Young       49    Senior Vice President, Human        12/02/91
                            Resources

Robert K. Banks       48    Group Vice President,               12/02/96
                            Real Estate

David G. Dean         47    Group Vice President,               12/02/91
                            Procurement

Peggy Jo Jones        45    Group Vice President, Employee      11/29/93
                            Development and Communications

Richard J. Navarro    45    Group Vice President and            11/29/93
                            Controller

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


Item 11.  Executive Compensation
--------------------------------

   Information concerning executive compensation is presented under the headings "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Retirement Benefits" in the Proxy Statement. This information is incorporated herein by this reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

   Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement. This information is incorporated herein by this reference thereto.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

   Information concerning related transactions is presented under the heading "Certain Transactions" in the Proxy Statement. This information is incorporated herein by this reference thereto.



                                PART IV
                                -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)1      Financial Statements:

             The Independent Auditors' Report, together with the Consolidated Financial Statements and the related notes thereto, are listed below and are incorporated herein by this reference thereto from pages 23 to 43 of the Company's Annual Report to Stockholders for the year ended January 29, 1998:

             Consolidated  Earnings -- years ended January 29, 1998; January 30,
               1997; February 1, 1996.

             Consolidated  Balance Sheets -- January 29, 1998; January 30, 1997;
               February 1, 1996.

             Consolidated  Cash Flows -- years ended  January 29, 1998;  January
               30, 1997; February 1, 1996.

             Consolidated  Stockholders' Equity -- years ended January 29, 1998;
               January 30, 1997; February 1, 1996.

             Notes to Consolidated Financial Statements.

             Independent Auditors' Report.

          Quarterly Financial Data:

             Quarterly Financial Data for the years ended January 29, 1998 and January 30, 1997 is set forth on page 45 of the Annual Report to Stockholders for the year ended January 29, 1998, and is incorporated herein by this reference thereto.

(a)2      Schedules:

              All schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or notes thereto.

(a)3      Exhibits:

              A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 17 hereof.

(b)       Reports on Form 8-K:

              There were no reports on Form 8-K during the quarter ended January 29, 1998.

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


Cautionary Statement for Purposes of "Safe Harbor Provisions"
-------------------------------------------------------------
of the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------

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

   Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), labor negotiations, adverse effects of failure to achieve Year 2000 compliance, the Company's ability to recruit and develop employees, its ability to develop new stores or complete remodels as rapidly as planned, its ability to successfully implement new technology and stability of product costs.

   Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

                               Signatures
                               ----------

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

                                        ALBERTSON'S, INC.


                                        By      GARY G. MICHAEL
                                            ---------------------------
                                                Gary G. Michael
                                            (Chairman of the Board and
                                             Chief Executive Officer)

Date:  April 9, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 9, 1998.

       GARY G. MICHAEL                                JOHN B. CARLEY
---------------------------------            --------------------------------
       Gary G. Michael                                John B. Carley
  (Chairman of the Board and                    (Chairman of the Executive
  Chief Executive Officer and                   Committee of the Board and
          Director)                                      Director)


        A. CRAIG OLSON                              RICHARD J. NAVARRO
---------------------------------            --------------------------------
        A. Craig Olson                              Richard J. Navarro
 (Senior Vice President, Finance                (Group Vice President and
   and Chief Financial Officer)                        Controller)
                                                (Chief Accounting Officer)


       KATHRYN ALBERTSON                               A. GARY AMES
---------------------------------            --------------------------------
       Kathryn Albertson                               A. Gary Ames
           (Director)                                   (Director)


        CECIL D. ANDRUS                              PAUL I. CORDDRY
--------------------------------             --------------------------------
        Cecil D. Andrus                              Paul I. Corddry
           (Director)                                   (Director)


         JOHN B. FERY                                CLARK A. JOHNSON
--------------------------------             --------------------------------
         John B. Fery                                Clark A. Johnson
          (Director)                                   (Director)


        CHARLES D. LEIN                              WARREN E. McCAIN
---------------------------------            --------------------------------
        Charles D. Lein                              Warren E. McCain
          (Director)                                   (Director)


         BEATRIZ RIVERA                                J. B. SCOTT
---------------------------------            --------------------------------
         Beatriz Rivera                                J. B. Scott
          (Director)                                   (Director)


     THOMAS L. STEVENS, JR.                           WILL M. STOREY
---------------------------------            --------------------------------
     Thomas L. Stevens, Jr.                           Will M. Storey
          (Director)                                    (Director)


         STEVEN D. SYMMS
---------------------------------
         Steven D. Symms
          (Director)


                         Index to Exhibits
                    Filed with the Annual Report
                        on Form 10-K for the
                    Year Ended January 29, 1998

Number    Description
------    -----------
 2        Inapplicable

 3.1      Restated Certificate of Incorporation(1)

 3.1.1    Certificate of Designation, Preferences and Rights of Series A
          Junior Participating Preferred Stock(2)

 3.2      By-Laws dated December 2, 1996(3)

 4.1      Stockholder Rights Plan Agreement(4)

 4.2      Indenture,  dated as of May 1, 1992,  between  Albertson's,  Inc., and
          Morgan Guaranty Trust Company of New York as Trustee(5)

 9        Inapplicable

10.1      J. A. and Kathryn Albertson Foundation Inc. Stock Agreement
          (dated May 21, 1997)(6)*

10.1.1    Waiver regarding Alscott Limited Partnership #1 Stock
          Agreement (dated May 21, 1997)(6)*

10.1.2    Waiver regarding Kathryn Albertson Stock Agreement (dated
          May 21, 1997)(6)*

10.5      Form of Beneficiary Agreement for Key Executive Life Insurance(7)*

10.6      Executive Deferred Compensation Plan (amended and restated
          February 1, 1989)(8)*

10.6.1    Amendment to Executive Deferred Compensation Plan (dated
          December 4, 1989)(9)*

10.7      Senior Operations Executive Officer Bonus Plan(2)*

10.9      Description of Bonus Incentive Plans (amended December 3,
          1984)(10)*

10.10     Agreement Among Albertson's, Inc., Theo Albrecht Stiftung and
          Theo Albrecht dated as of February 15, 1980(11)

10.10.1   Letter Amendment of October 13, 1982 regarding Exhibit 10.10(12)

10.10.2   First Amendment dated April 11, 1984 to Agreement among
          Albertson's, Inc., Theo Albrecht Stiftung and Theo Albrecht(13)

10.10.3   Second Amendment dated September 25, 1989 to Agreement among
          Albertson's, Inc., Markus Stiftung and Theo Albrecht(9)

10.10.4   Third Amendment dated December 5, 1994 to Agreement among
          Albertson's, Inc., Markus Stiftung and Theo Albrecht(14)

10.11     1982 Incentive Stock Option Plan (amended March 4, 1991)(15)*

Number    Description
------    -----------
10.12     Form of 1982 Incentive Stock Option Agreement (amended
          November 30, 1987)(16)*

10.12.1 Form of 1982 Incentive Stock Option Agreement (used in connection with certain options granted pursuant to the 1982 Incentive Stock Option
          Plan on or after September 5, 1989)(17)*

10.13     Executive Pension Makeup Plan (amended and restated February 1,
          1989)(8)*

10.13.1   First Amendment to Executive Pension Makeup Plan (dated June 8,
          1989)(18)*

10.13.2   Second Amendment to Executive Pension Makeup Plan (dated January 12,
          1990)(19)*

10.13.3   Third Amendment to Executive Pension Makeup Plan (dated January 31,
          1990)(20)*

10.13.4   Fourth Amendment to Executive Pension Makeup Plan (effective
          January 1, 1995)(14)*

10.13.5   Amendment to Executive  Pension Makeup Plan (retroactive to January 1,
          1990)(21)*

10.14     Credit Agreement (dated October 5, 1994)(22)

10.14.1   Amendment No. 1 to Credit Agreement (dated October 25, 1995)(23)

10.14.2   Amended and Restated Credit Agreement (dated December 17, 1996)(2)

10.15 Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989)(8)*

10.15.1   Amendment to Senior Executive Deferred Compensation Plan (dated
          December 4, 1989)(9)*

10.16     1986 Nonqualified Stock Option Plan (amended March 4, 1991)(15)*

10.17     Form of 1986 Nonqualified Stock Option Plan Stock Option Agreement
          (amended November 30, 1987)(16)

10.18     Executive Pension Makeup Trust (dated February 1, 1989)(8)*

10.19     Executive Deferred Compensation Trust (dated February 1, 1989)(8)*

10.20     1990 Deferred Compensation Plan(15)*

10.20.1   Amendment  to  1990  Deferred   Compensation  Plan  (dated  April  12,
          1994)(24)*

10.20.2   Amendment to 1990 Deferred Compensation Plan (dated November 5,
          1997)*

10.21     Non-Employee Directors' Deferred Compensation Plan(15)*

10.22     1990 Deferred Compensation Trust (dated November 20, 1990)(15)*

10.23     Letter Agreement with John B. Carley (dated December 4, 1995)(21)*

10.24     1995 Stock-Based Incentive Plan (dated May 26, 1995)(25)*

Number    Description
------    -----------
10.24.1   Form of 1995 Stock-Based Incentive Plan Stock Option Agreement
          (dated December 4, 1995)(21)*

10.25     1995 Stock Option Plan for Non-Employee Directors (dated
          May 26, 1995)(25)*

10.25.1   Form of 1995 Stock Option Plan for Non-Employee Directors Agreement
          (dated May 30, 1995)(25)*

11        Inapplicable

12        Inapplicable

13        Exhibit 13  consists  of pages 19 to 45 and the  inside  back cover of
          Albertson's,  Inc.  1997  Annual  Report  to  Stockholders  which  are numbered as pages 1 to 28 of Exhibit 13.  Such  report,  except to the extent  incorporated  herein  by  reference,  has  been  sent  to  and
          furnished  for  the   information   of  the  Securities  and  Exchange
          Commission  only and is not to be deemed  filed as part of this Annual
          Report on Form  10-K.  The  references  to the pages  incorporated  by reference  are to the printed  Annual  Report.  The  references to the pages of Exhibit 13 are as follows:  Item 5--page 28; Item 6--page 26;
          Item  7--pages 1 through 4; and Items 8 and 14--pages 5 through 25 and page 27.

16        Inapplicable

18        Inapplicable

21        Inapplicable

22        Inapplicable

23        Independent Auditors' Consent

24        Inapplicable

27        Financial Data Schedule - Fiscal Year 1997

27.1      Restated Financial Data Schedule - Quarters 1, 2 and 3 of 1997

27.2      Restated Financial Data Schedule - Fiscal Year and Quarters 1, 2 and
          3 of 1996

27.3      Restated Financial Data Schedule - Fiscal Year 1995

99.1      Agreement and Plan of Merger among Albertson's, Inc., Locomotive
          Acquisition Corp. and Buttrey Food and Drug Stores Company (dated as of January 19, 1998)(26)

99.2      Tender and Option Agreement (dated as of January 19, 1998)(26)


   * Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

 (1) Exhibit 3.1 is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended May 2, 1991.

 (2) Exhibits 3.1.1, 10.7 and 10.14.2 are incorporated herein by reference to Exhibits 3.1.1, 10.7 and 10.14.2, respectively, of Form 10-K for the year ended January 30, 1997.

 (3) Exhibit 3.2 is incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended October 31, 1996.

 (4) Exhibit 4.1 is incorporated herein by reference to Exhibit 1 of Form 8-A Registration Statement filed with the Commission on March 4, 1997.

 (5) Exhibit 4.2 is incorporated herein by reference to Exhibit 4.1 of Form S-3 Registration Statement 333-41793 filed with the Commission on December 9, 1997. In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed herewith, because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

 (6) Exhibits 10.1, 10.1.1 and 10.1.2 are incorporated herein by reference to Exhibits 10.1, 10.1.1 and 10.1.2, respectively, of Form 10-Q for the quarter ended May 1, 1997.

 (7) Exhibit 10.5 is incorporated herein by reference to Exhibit 10.5.1 of Form 10-K for the year ended January 30, 1986.

 (8) Exhibits 10.6, 10.13, 10.15, 10.18 and 10.19 are incorporated herein by reference to Exhibits 10.6, 10.13, 10.15, 10.18 and 10.19, respectively, of Form 10-K for the year ended February 2, 1989.

 (9) Exhibits 10.6.1, 10.10.3 and 10.15.1 are incorporated herein by reference to Exhibits 10.6.1, 10.10.3 and 10.15.1, respectively, of Form 10-Q for the quarter ended November 2, 1989.

(10) Exhibit 10.9 is incorporated herein by reference to Exhibit 10.9 of Form 10-K for the year ended January 31, 1985.

(11) Exhibit 10.10 is incorporated herein by reference to exhibit 10.10 of Form 10-K for the year ended January 29, 1981.

(12) Exhibit 10.10.1 is incorporated herein by reference to Exhibit 10.10.1 of the Form 10-K for the year ended February 3, 1983.

(13) Exhibit 10.10.2 is incorporated herein by reference to Exhibit 10.10.2 of Form 10-Q for the quarter ended May 3, 1994.

(14) Exhibits 10.10.4 and 10.13.4 are incorporated herein by reference to Exhibits 10.10.4 and 10.13.4 of Form 10-K for the year ended February 2, 1995.

(15) Exhibits 10.11, 10.16, 10.20, 10.21 and 10.22 are incorporated herein by reference to Exhibits 10.11, 10.16, 10.20, 10.21 and 10.22, respectively, of Form 10-K for the year ended January 31, 1991. Exhibit 10.11 expired by its terms February 29, 1992. Notwithstanding such expiration, certain agreements for the options granted under this option plan remain outstanding.

(16)  Exhibits 10.12 and 10.17 are incorporated  herein by reference to Exhibits
      10.12 and 10.17, respectively, of Form 10-Q for the quarter ended October 29, 1987.

(17) Exhibit 10.12.1 is incorporated herein by reference to Exhibit 10.12.1 of Form 10-Q for the quarter ended August 3, 1989.

(18) Exhibit 10.13.1 is incorporated herein by reference to Exhibit 10.13.1 of Form 10-Q for the quarter ended May 4, 1989.

(19) Exhibit 10.13.2 is incorporated herein by reference to Exhibit 10.13.2 of Form 10-K for the year ended February 1, 1990.

(20) Exhibit 10.13.3 is incorporated herein by reference to Exhibit 10.13.3 of Form 10-Q for the quarter ended August 2, 1990.

(21) Exhibits 10.13.5, 10.23 and 10.24.1 are incorporated herein by reference to Exhibits 10.13.5, 10.23 and 10.24.1, respectively, of Form 10-K for the year ended February 1, 1996.

(22) Exhibit 10.14 is incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended November 3, 1994.

(23) Exhibit 10.14.1 is incorporated herein by reference to Exhibit 10.14.1 of Form 10-Q for the quarter ended November 2, 1995.

(24) Exhibit 10.20.1 is incorporated herein by reference to Exhibit 10.20.1 of Form 10-Q for the quarter ended August 4, 1994.

(25) Exhibits 10.24, 10.25 and 10.25.1 are incorporated herein by reference to Exhibits 10.24, 10.25 and 10.25.1, respectively, of Form 10-Q for the quarter ended May 4, 1995.

(26)  Exhibits  99.1 and 99.2 are  incorporated  herein by reference to Exhibits
      99.1 and 99.2,  respectively,  of the Company's  Tender Offer Statement on
      Schedule 14D-1 dated January 26, 1998.