Form 10-Q
period 1998-04-30
ALBERTSONS INC /DE/
filed 1998-06-05
CIK 3333

FORM 10-Q





                   SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549





                     -------------------------------


                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For 13 Weeks Ended:  April 30, 1998      Commission File Number:  1-6187



                            ALBERTSON'S, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


            Delaware                               82-0184434
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho            83726
-----------------------------------------------         ----------
              (Address)                                 (Zip Code)


Registrant's telephone number, including area code:  (208) 395-6200
                                                     --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----      -----

     Number of Registrant's $1.00 par value
     common shares outstanding at May 27, 1998:         245,821,986

                     PART I.  FINANCIAL INFORMATION



                            ALBERTSON'S, INC.
                          CONSOLIDATED EARNINGS
                  (in thousands except per share data)
                               (unaudited)

                                                       13 WEEKS ENDED
                                                  ------------------------
                                                   April 30,        May 1,
                                                        1998          1997
                                                  ----------    ----------

Sales                                             $3,848,253    $3,607,541
Cost of sales                                      2,823,783     2,678,835
                                                  ----------    ----------
Gross profit                                       1,024,470       928,706

Selling, general and administrative expenses         803,508       731,988
Impairment - store closures                           29,423
                                                  ----------    ----------
Operating profit                                     191,539       196,718

Other (expenses) income:
  Interest, net                                      (23,504)      (19,314)
  Other, net                                           8,927          (311)
                                                  ----------    ----------
Earnings before income taxes                         176,962       177,093
Income taxes                                          66,361        67,827
                                                  ----------    ----------

NET EARNINGS                                      $  110,601    $  109,266


EARNINGS PER SHARE:
  Basic                                                $0.45         $0.44
  Diluted                                              $0.45         $0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                              245,770       250,633
  Diluted                                            246,880       251,307

DIVIDENDS DECLARED PER SHARE                           $0.17         $0.16




















See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                 April 30, 1998      January 29,
                                                     (unaudited)            1998
                                                 --------------     ------------
                   ASSETS
                   ------


CURRENT ASSETS:
  Cash and cash equivalents                          $   76,255       $  108,083
  Accounts and notes receivable                         125,143          121,023
  Inventories                                         1,281,867        1,308,578
  Prepaid expenses                                       49,613           44,426
  Deferred income taxes                                  52,563           45,747
                                                     ----------       ----------
           TOTAL CURRENT ASSETS                       1,585,441        1,627,857

OTHER ASSETS                                            220,341          207,360

GOODWILL (net of accumulated amortization
  of $500)                                               92,929

LAND, BUILDINGS AND EQUIPMENT (net of
  accumulated depreciation and amortization
  of $1,922,710 and $1,822,263, respectively)         3,506,678        3,383,373
                                                     ----------       ----------
                                                     $5,405,389       $5,218,590

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


CURRENT LIABILITIES:
  Accounts payable                                   $  738,739       $  742,557
  Salaries and related liabilities                      152,275          149,898
  Taxes other than income taxes                          66,187           80,842
  Income taxes                                           96,014           37,657
  Self-insurance                                         71,262           69,982
  Unearned income                                        63,826           46,069
  Other current liabilities                              67,406           52,395
  Current maturities of long-term debt                    5,651           86,511
  Current capitalized lease obligations                   9,876            9,608
                                                     ----------        ---------
           TOTAL CURRENT LIABILITIES                  1,271,236        1,275,519

LONG-TERM DEBT                                        1,117,718          989,650

CAPITALIZED LEASE OBLIGATIONS                           141,403          140,957

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS        385,429          393,008

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized -
    10,000,000 shares; issued - none
  Common  stock - $1 par  value;  authorized -
    600,000,000  shares;  issued  - 245,796,894
    shares and 245,735,633 shares, respectively         245,797          245,736
  Capital in excess of par value                          5,542            4,271
  Retained earnings                                   2,238,264        2,169,449
                                                     ----------       ----------
                                                      2,489,603        2,419,456
                                                     ----------       ----------
                                                     $5,405,389       $5,218,590



See Notes to Consolidated Financial Statements.

                             ALBERTSON'S, INC.
                          CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           13 WEEKS ENDED
                                                     --------------------------
                                                     April 30,           May 1,
                                                          1998             1997
                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $ 110,601        $ 109,266
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                    88,601           79,136
       Net deferred income taxes                       (17,620)          (7,694)
       Increase in cash surrender value of
         Company-owned life insurance                   (9,275)            (600)
       Impairment - store closures                      29,423
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses               (5,013)          (7,063)
         Inventories                                    44,126           49,245
         Accounts payable                              (19,713)          13,674
         Other current liabilities                      52,318           70,301
         Self-insurance                                  4,948            5,205
         Unearned income                                 2,431           16,552
         Other long-term liabilities                     3,007            2,592
                                                     ---------        ---------
       Net cash provided by operating activities       283,834          330,614

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures                           (159,914)        (138,486)
   Business acquisitions, net of cash acquired        (121,044)
   Decrease in other assets                                259            6,228
                                                     ---------        ---------
       Net cash used in investing activities          (280,699)        (132,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                  161,000
   Payments on long-term borrowings                   (119,729)          (1,871)
   Net commercial paper activity                       (37,633)        (179,089)
   Proceeds from stock options exercised                   717            1,454
   Cash dividends paid                                 (39,318)         (37,603)
   Stock purchased and retired                                          (21,759)
                                                     ---------        ---------
       Net cash used in financing activities           (34,963)        (238,868)
                                                     ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (31,828)         (40,512)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF QUARTER                                           108,083           90,865
                                                     ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF QUARTER          $  76,255        $  50,353







See Notes to Consolidated Financial Statements.

                           ALBERTSON'S, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


Basis of Presentation
---------------------
   The accompanying unaudited consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly owned subsidiaries. All material intercompany balances have been eliminated.

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1997 Annual Report.

   The balance sheet at January 29, 1998 has been taken from the audited financial statements at that date.

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


Impairment - Store Closures
---------------------------
   The Company recorded a charge to earnings in the first quarter of 1998 related to management's decision to close 16 underperforming stores in 8 states during the fiscal year. The charge includes impaired real estate and equipment, as well as the present value of remaining liabilities under leases, net of expected sublease recoveries.

Supplemental Cash Flow Information
----------------------------------
   Selected cash payments and noncash activities were as follows (in thousands):

                                       13 Weeks Ended    13 Weeks Ended
                                       April 30, 1998        May 1,1997
                                       --------------    --------------
   Cash payments for:
     Income taxes                             $24,712            $2,481
     Interest, net of amounts
       capitalized                              7,136             5,324
   Noncash activities:
     Capitalized leases incurred                2,900
     Capitalized leases terminated                                  361
     Note payable related to
       business acquisition                     8,000
     Tax benefits related to stock
       options                                    615               698


Acquisitions
------------
   On January 30, 1998, the Company acquired all of the outstanding shares of Seessel's Holdings, Inc. (Seessel's), a wholly owned subsidiary of Bruno's, Inc. for cash consideration of approximately $88 million. This acquisition included 10 grocery stores in the Memphis, Tennessee, area and a central bakery and central kitchen which manufacture fresh bakery and prepared foods for distribution to the Seessel's stores. The Company is continuing to operate these stores under the Seessel's name.

   On April 20, 1998, the Company acquired Smitty's Super Markets, Inc. (Smitty's) for cash consideration of approximately $36 million plus an $8 million unsecured note. This acquisition included 10 combination stores and 3 fuel centers with convenience stores in the Springfield and Joplin, Missouri, areas. The Company is continuing to operate these stores under the Smitty's name.

   Both acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired businesses have been included in the consolidated financial statements from their date of acquisition. Pro forma results of operations have not been presented due to the immaterial effects of these acquisitions on the Company's consolidated operations. The excess of the purchase price over the fair market value of net assets acquired was allocated to goodwill which is being amortized over 40 years. The Company has not finalized its purchase price allocation relative to either acquisition, however, the final purchase price allocation should not differ significantly from the preliminary purchase price allocations recorded as of April 30, 1998.

Indebtedness
------------
   The Company issued $84 million of medium-term notes in February 1998 and $77 million of medium-term notes in April 1998 under a shelf registration statement filed with the Securities and Exchange Commission in 1997.

   The $84 million of medium-term notes issued in February 1998 mature at various dates between February 2013 and February 2028. Interest is paid semiannually at rates ranging from 6.34% to 6.57%. The weighted average interest rate is 6.47%.

   The $77 million of medium-term notes issued in April 1998 mature in April 2028, of which $50 million contain a put option which would require the Company to repay the notes in April 2008, if the holder of the note so elects by giving the Company a 60 day notice. Interest is paid semiannually at rates ranging from 6.10% to 6.53%. The weighted average interest rate is 6.25%.

   Proceeds from these issuances were used primarily to repay borrowings under the Company's commercial paper program.


Subsequent Events
-----------------
   In June 1998, the Company issued $156 million of medium-term notes under a shelf registration statement filed with the Securities and Exchange Commission in 1997. Proceeds from the issuance were used to reduce borrowings under the Company's commercial paper program. Medium-term notes up to $183 million remain available for issuance under the 1997 registration statement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:


                              Percent to Sales         Percentage
                            -------------------
                               13 weeks ended           Increase
                            -------------------
                            4-30-98     5-1-97         (Decrease)
                            --------   --------        ----------
   Sales                     100.00%    100.00%           6.7%
   Gross profit               26.62      25.74           10.3
   Selling, general and
     administrative
     expenses                 20.88      20.29            9.8
   Impairment - store
     closures                  0.76                       N.A.
   Operating profit            4.98       5.45           (2.6)
   Net interest expense        0.61       0.54           21.7
   Other income (expense)      0.23      (0.01)           N.A.
   Earnings before
     income taxes              4.60       4.91           (0.1)
   Net earnings                2.87       3.03            1.2

     Sales increased primarily as a result of the continued expansion of net retail square footage. Identical store sales decreased 0.5% and comparable store sales (which include replacement stores) decreased 0.2%. Management estimates that there was a slight deflation in products the Company sells of approximately 0.1% (annualized). During the 13 weeks 35 stores were opened, 3 stores were closed and 2 store remodels were completed. Included in store openings are 10 Seessel's grocery stores acquired on January 30, 1998, and 10 Smitty's combination stores acquired on April 20, 1998. Retail square footage increased to 44.7 million square feet, a net increase of 11.2% from May 1, 1997.

     In addition to new store development, the Company plans to increase sales through its continued investment in programs initiated in 1997 and 1996 which are designed to provide solutions to customer needs. These programs include: the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas;" special destination categories such as Albertson's Better Care pharmacies and baby care, pet care, snack and beverage centers; and increased emphasis on training programs utilizing Computer Guided Training. To provide additional solutions to customer needs, the Company has added new, gourmet-quality bakery products and organic grocery and produce items. Other solutions include neighborhood marketing, targeted advertising, and exciting new and remodeled stores.

     Gross profit, as a percent to sales, increased primarily as a result of improvements made in retail stores, including improvements in under-performing stores. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The Company's distribution centers provided approximately 76% of retail store purchases. Utilization of the Company's distribution centers has enabled the Company to improve its control over product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $8.0 million (0.21% to sales) for the 13 weeks ended April 30, 1998, as compared to $10.9 million (0.30% to sales) for the 13 weeks ended May 1, 1997.

     Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased labor and related benefit costs resulting from the Company's initiatives to increase sales and increased depreciation expense associated with the Company's expansion program.

     The Company recorded a charge to earnings (Impairment - store closures) in the first quarter of 1998 related to management's decision to close 16 underperforming stores in 8 states during the fiscal year. The charge includes impaired real estate and equipment, as well as the present value of remaining liabilities under leases, net of expected sublease recoveries.

     The increase in net interest expense resulted primarily from higher average outstanding debt during the 13 weeks ended April 30, 1998, as compared to the prior year.

     Other income for the 13 weeks ended April 30, 1998, included noncash income of $9.3 million for the increase in cash surrender value of Company-owned life insurance as compared to income of $0.6 million for the 13 weeks ended May 1, 1997.

     The Company's effective income tax rate for the 13 weeks ended April 30, 1998, was 37.5% as compared to 38.3% for the prior year. The reduction from the prior year is primarily due to the effect of the increase in the cash surrender value of Company-owned life insurance which is a non-taxable item.


Liquidity and Capital Resources
-------------------------------
     The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 13 weeks ended April 30, 1998, was $284 million compared to $331 million in the prior year. During the 13 weeks ended April 30, 1998, the Company invested $160 million for net capital expenditures and $121 million acquiring two businesses. The Company's financing activity for the 13 weeks ended April 30, 1998, included net new long-term borrowings of $41 million, a reduction of commercial paper borrowings of $38 million and $39 million for the payment of dividends.

     The Company utilizes its commercial paper program primarily to supplement cash requirements from seasonal fluctuations in working capital resulting from operations and the Company's capital expenditure program. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods. The Company had $246 million of commercial paper borrowings outstanding at April 30, 1998, compared to $283 million at January 29, 1998, and $150 million at May 1, 1997.

     The Company issued $161 million of medium-term notes during the 13 weeks ended April 30, 1998, and $156 million of medium-term notes in June 1998. The notes were issued under a shelf registration statement filed with the Securities and Exchange Commission in 1997. Proceeds from the issuances were primarily used to repay borrowings under the Company's commercial paper program. Medium-term notes up to $183 million remain available for issuance under the 1997 shelf registration statement.

     Since 1987 the Board of Directors has continuously adopted or renewed programs under which the Company is authorized, but not required, to purchase and retire shares of its common stock. The program adopted by the Board on March 2, 1998, authorizes the Company to purchase and retire up to 5 million shares through March 31, 1999. No shares were purchased during the 13 weeks ended April 30, 1998, pursuant to these programs.


Year 2000 Compliance
--------------------
     The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As the year 2000 approaches, systems using such programs may be unable to accurately process certain date-based information. Like many other companies, the Company is continuing to assess and modify its computer applications and business processes to provide for their continued functionality. The Company is also continuing its assessment of the readiness of external entities, such as vendors, which interface with the Company.

     In addition, the Company is addressing the Year 2000 issue both by augmenting previously scheduled computer maintenance with procedures designed to locate and correct Year 2000 problems and by slightly accelerating its normal equipment and software replacement schedules. The Company does not expect the costs associated with these procedures to be material.

     The Company believes that its efforts will result in Year 2000 compliance. However, the impact on business operations of failure by the Company to achieve compliance or failure by external entities which the Company cannot control, such as vendors, to achieve compliance, could be material to the Company's consolidated results of operations.


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



                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
     Three civil lawsuits filed in September 1996 as purported statewide class actions in Washington, California and Florida and two civil lawsuits filed in April 1997 in federal court in Boise, Idaho, as purported multi-state class actions (including the remaining states in which the Company operated at the time) have been brought against the Company raising various issues that include:
(i) allegations that the Company has a widespread practice of permitting its employees to work "off-the-clock" without being paid for their work and (ii) allegations that the Company's bonus and workers' compensation plans are unlawful. Four of these suits are being sponsored and financed by the United Food and Commercial Workers (UFCW) International Union. The five suits have been consolidated in Boise, Idaho. In addition, three other similar suits have been filed as purported class actions in Colorado, New Mexico and Nevada which, in effect, duplicate the coverage of the UFCW-sponsored suits. These cases have been transferred to the federal court in Boise, Idaho.

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


Item 3. Defaults upon Senior Securities
----------------------------------------
     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     The Company held its Annual Meeting of Stockholders on May 22, 1998, and transacted the following business:

     (a) Election of Class III Directors:

             Nominee               Votes For        Votes Withheld
         ---------------------    -----------       --------------
         Cecil D. Andrus          218,057,215          1,603,964
         John B. Fery             217,993,520          1,667,659
         Richard L. King          218,223,522          1,437,657
         J.B. Scott               218,197,026          1,464,153
         Will M. Storey           218,178,940          1,482,239

         Continuing Class I Directors:

         Clark A. Johnson         Charles D. Lein   Gary G. Michael
         Thomas L. Stevens, Jr.   Steven D. Symms

         Continuing Class II Directors:

         Kathryn Albertson        A. Gary Ames      John B. Carley
         Paul I. Corddry          Beatriz Rivera

     (b) Approval of amendment to Restated Certificate of Incorporation to increase amount of authorized Common Stock from 600 million shares to
         1.2 billion shares:

                            Votes                        Broker
            Votes For      Against      Abstentions     Nonvotes
         -------------   -----------    -----------    ----------
          204,680,734     14,554,900       425,545         0


     (c) Ratification of Appointment of Independent Auditors:

                            Votes                        Broker
            Votes For      Against      Abstentions     Nonvotes
         -------------   -----------    -----------    ----------
          219,089,011       215,519        356,649         0

     (d) Stockholder proposal to declassify the Board of Directors:

                            Votes                        Broker
            Votes For      Against      Abstentions     Nonvotes
         -------------   -----------    -----------    ----------

            64,886,582   130,425,432     3,219,445     21,129,720


Item 5.  Other Information
--------------------------
     Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     a. Exhibits

        3.1 Restated Certificate of Incorporation (as amended)

        27  Financial data schedule for the 13 weeks ended April 30, 1998

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



Date:    June 5, 1998                   /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer