Form 10-Q
period 1998-07-30
ALBERTSONS INC /DE/
filed 1998-09-02
CIK 3333

FORM 10-Q






                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                        -------------------------------


                                   FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d
                     of the Securities Exchange Act of 1934


        For 26 Weeks Ended: July 30, 1998       Commission File Number: 1-6187



                                ALBERTSON'S, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                                 82-0184434
      -------------------------------      -----------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


           250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho      83726
           -------------------------------------------------------------
                              (Address)                       (Zip Code)


       Registrant's telephone number, including area code: (208) 395-6200
                                                           --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ----      ----

     Number of Registrant's $1.00 par value
     common shares outstanding at August 27, 1998:         245,518,775

                          PART I. FINANCIAL INFORMATION



                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                      (in thousands except per share data)
                                   (unaudited)

                                                              13 WEEKS ENDED                      26 WEEKS ENDED
                                                   ----------------------------------    ----------------------------------
                                                          July 30,          July 31,             July 30,         July 31,
                                                              1998              1997                 1998             1997
                                                   ---------------- -----------------    ----------------- ----------------

Sales                                                   $3,995,052       $3,680,509           $7,843,305        $7,288,050
Cost of sales                                            2,925,708        2,748,549            5,749,491         5,427,384
                                                   ---------------- -----------------    ----------------- ----------------
Gross profit                                             1,069,344          931,960            2,093,814         1,860,666

Selling, general and
  administrative expenses                                  842,119          746,344            1,645,627         1,478,332
Impairment - store closures                                                                       29,423
                                                   ---------------- -----------------    ----------------- ----------------
Operating profit                                           227,225          185,616              418,764           382,334

Other (expenses) income:
  Interest, net                                            (27,606)         (19,541)             (51,110)          (38,855)
  Other, net                                                 5,850            9,356               14,777             9,045
                                                   ---------------- -----------------    ----------------- ----------------
Earnings before income taxes                               205,469          175,431              382,431           352,524
Income taxes                                                77,051           65,991              143,412           133,818
                                                   ---------------- -----------------    ----------------- ----------------

NET EARNINGS                                            $  128,418       $  109,440           $  239,019        $  218,706
                                                   ================ =================    ================= ================

EARNINGS PER SHARE:
  Basic                                                      $0.52            $0.44                $0.97             $0.88
  Diluted                                                    $0.52            $0.44                $0.97             $0.87

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
  Basic                                                    245,623          249,021              245,716           249,827
  Diluted                                                  246,668          249,750              246,798           250,524

DIVIDENDS DECLARED PER SHARE                                 $0.17            $0.16                $0.34             $0.32




















See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                July 30, 1998
                                                                                  (unaudited)             January 29, 1998
                                                                    --------------------------    -------------------------
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   50,462                   $  108,083
  Accounts and notes receivable                                                        123,752                      121,023
  Inventories                                                                        1,295,697                    1,308,578
  Prepaid expenses                                                                      56,751                       44,426
  Deferred income taxes                                                                 53,064                       45,747
                                                                    --------------------------    -------------------------
           TOTAL CURRENT ASSETS                                                      1,579,726                    1,627,857

OTHER ASSETS                                                                           250,004                      207,360

GOODWILL (net of accumulated amortization
  of $1,077)                                                                            91,991

LAND, BUILDINGS AND EQUIPMENT (net of
  accumulated depreciation and amortization
  of $2,000,714 and $1,822,263,
  respectively)                                                                      3,631,321                    3,383,373
                                                                    --------------------------   --------------------------
                                                                                    $5,553,042                   $5,218,590
                                                                    ==========================    =========================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                  $  748,011                   $  742,557
  Salaries and related liabilities                                                     152,877                      149,898
  Taxes other than income taxes                                                         86,587                       80,842
  Income taxes                                                                           1,948                       37,657
  Self-insurance                                                                        70,236                       69,982
  Unearned income                                                                       60,260                       46,069
  Other current liabilities                                                             58,521                       52,395
  Current maturities of long-term debt                                                   5,640                       86,511
  Current capitalized lease obligations                                                  9,968                        9,608
                                                                    --------------------------    -------------------------
           TOTAL CURRENT LIABILITIES                                                 1,194,048                    1,275,519

LONG-TERM DEBT                                                                       1,272,221                      989,650

CAPITALIZED LEASE OBLIGATIONS                                                          138,540                      140,957

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                       387,132                      393,008

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized
    - 10,000,000 shares; issued - none
  Common stock - $1 par  value;  authorized
    -  1,200,000,000  shares;  issued -
    245,507,844 shares and 245,735,633
    shares, respectively                                                               245,508                      245,736
  Capital in excess of par value                                                           696                        4,271
  Retained earnings                                                                  2,314,897                    2,169,449
                                                                    --------------------------    -------------------------
                                                                                     2,561,101                    2,419,456
                                                                    --------------------------    -------------------------
                                                                                    $5,553,042                   $5,218,590
                                                                    ==========================    =========================



See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            26 WEEKS ENDED
                                                                            -----------------------------------------------
                                                                                         July 30,                  July 31,
                                                                                             1998                      1997
                                                                            ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                         $ 239,019                 $ 218,706
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                                      179,333                   160,276
       Net deferred income taxes                                                          (12,217)                  (11,047)
       Increase in cash surrender value of
         Company-owned life insurance                                                     (11,282)                  (11,000)
       Impairment - store closures                                                         29,423
       Changes in operating assets and
         liabilities:
           Receivables and prepaid expenses                                               (30,402)                   (5,126)
           Inventories                                                                     30,296                    49,147
           Accounts payable                                                                (9,766)                    8,255
           Other current liabilities                                                      (28,853)                    1,468
           Self-insurance                                                                     410                     7,257
           Unearned income                                                                 (4,109)                     (161)
           Other long-term liabilities                                                      5,352                     4,316
                                                                            ----------------------    ----------------------
       Net cash provided by operating activities                                          387,204                   422,091

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                                                                  (375,025)                 (281,393)
   Business acquisitions, net of cash acquired                                           (121,348)
   Increase in other assets                                                                (7,675)                   (9,664)
                                                                            ----------------------    ----------------------
       Net cash used in investing activities                                             (504,048)                 (291,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                     317,000                   200,000
   Payments on long-term borrowings                                                      (122,490)                   (4,068)
   Net commercial paper activity                                                          (38,881)                 (149,365)
   Proceeds from stock options exercised                                                    1,216                     1,474
   Cash dividends                                                                         (81,104)                  (77,622)
   Stock purchased and retired                                                            (16,518)                 (176,162)
                                                                            ----------------------    ----------------------
       Net cash provided by (used in)
       financing activities                                                                59,223                  (205,743)
                                                                            ----------------------    ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (57,621)                  (74,709)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                               108,083                    90,865
                                                                            ----------------------    ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  50,462                 $  16,156
                                                                            ======================    ======================





See notes to Consolidated Financial Statements

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

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items except for the impairment charge discussed under "Impairment - Store Closures" below. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1997 Annual Report.

   The balance sheet at January 29, 1998, has been taken from the audited financial statements at that date.

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

Impairment - Store Closures
---------------------------
   The Company recorded a charge to earnings in the first quarter of 1998 related to management's decision to close 16 underperforming stores in 8 states during the fiscal year. The charge includes impaired real estate and equipment, as well as the present value of remaining liabilities under leases, net of expected sublease recoveries. As of July 30, 1998, 10 of these stores had been closed.

Supplemental Cash Flow Information
----------------------------------
   Selected cash payments and noncash activities were as follows (in thousands):

                                                                         26 Weeks Ended                26 Weeks Ended
                                                                          July 30, 1998                 July 31, 1997

                                                               -------------------------    --------------------------
   Cash payments for:
     Income taxes                                                              $189,322                      $148,926
     Interest, net of amounts
       capitalized                                                               40,308                        30,828
   Noncash activities:
     Capitalized leases incurred                                                  8,049                         3,069
     Capitalized leases terminated                                                5,509                           361
     Note payable related to
       business acquisition                                                       8,000
     Tax benefits related to stock
       options                                                                    1,450                           842
     Liabilities assumed in connection
       with asset acquisition                                                        90


Business Acquisitions
---------------------
   On January 30, 1998, the Company acquired all of the outstanding shares of Seessel's Holdings, Inc., a wholly owned subsidiary of Bruno's, Inc. for cash consideration of approximately $88 million. This acquisition included 10 grocery stores in the Memphis, Tennessee, area and a central bakery and central kitchen which manufacture fresh bakery and prepared foods for distribution to the Seessel's stores. The Company is continuing to operate these stores under the Seessel's name.

   On April 20, 1998, the Company acquired Smitty's Super Markets, Inc. for cash consideration of approximately $36 million plus an $8 million unsecured note. This acquisition included 10 combination stores and 3 fuel centers with convenience stores in the Springfield and Joplin, Missouri, areas. The Company is continuing to operate these stores under the Smitty's name.

   Both acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired businesses have been included in the consolidated financial statements from their date of acquisition. Pro forma results of operations have not been presented due to the immaterial effects of these acquisitions on the Company's consolidated operations. The excess of the purchase price over the fair market value of net assets acquired was allocated to goodwill which is being amortized over 40 years. The Company has not finalized its purchase price allocation relative to either acquisition, however, the final purchase price allocation should not differ significantly from the preliminary purchase price allocations recorded as of July 30, 1998.

Indebtedness
------------
   The Company issued medium term notes of $84 million in February 1998, $77 million in April 1998 and $156 million in June 1998 under a shelf registration statement filed with the Securities and Exchange Commission in 1997.

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

   The $156 million of medium-term notes issued in June 1998 mature in June 2028. Interest is paid semiannually at a rate of 6.63%.

   Proceeds from these issuances were used primarily to repay borrowings under the Company's commercial paper program. Medium-term notes up to $183 million remain available for issuance under the 1997 registration statement.

Capital Stock
-------------
   Since 1987 the Board of Directors had continuously adopted or renewed programs under which the Company was authorized, but not required, to purchase and retire shares of its common stock. The remaining authorization under the program adopted by the Board on March 2, 1998, which authorized the Company to purchase and retire up to 5 million shares through March 31, 1999, was rescinded in connection with the proposed merger with American Stores Company.

Subsequent Events
-----------------
   On August 2, 1998, the Company entered into a definitive merger agreement with American Stores Company (ASC). The agreement provides for a business combination between the Company and ASC in which ASC will ultimately become a wholly owned subsidiary of the Company. Under the terms of the agreement, the holders of ASC Common Stock will be issued 0.63 shares of Albertson's, Inc. Common Stock in exchange for each share of ASC Common Stock ("Exchange Ratio"), with cash being paid in lieu of fractional shares (the "Consideration"), in a transaction intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization for federal income tax purposes. On July 31, 1998, the last trading day prior to the public announcement of the merger, the closing price on the New York Stock Exchange Composite Tape of a share of Albertson's Common Stock was $48.00 and of ASC Common Stock was $23.19. Based upon such closing prices and the Exchange Ratio, the Consideration had a value of $30.24 which represented a 30.4% premium over the pre-announcement closing price of the ASC Common Stock. At closing, the Consideration may have a market value that is greater or lesser than this amount depending on the market price of Albertson's Common Stock.

   As a result of the merger, former stockholders of ASC will hold approximately 41.3% of the outstanding Albertson's Common Stock (assuming no conversion of outstanding options). The transaction is subject to certain regulatory clearance and is expected to close in early 1999.

   On August 25, 1998, the Company completed its purchase of the assets of 15 Bruno's, Inc. stores. The transaction included 14 operating stores and 1 store under construction which, when completed, will replace a store currently operating. The stores are located in the Nashville and Chattanooga, Tennessee, metropolitan areas. The Chattanooga area stores include a store in northern Georgia.

   On August 26, 1998, the Company announced the extension of its tender offer for all outstanding shares of common stock of Buttrey Food and Drug Stores Company until 12:00 midnight New York City time on September 30, 1998. All terms and conditions of its tender offer, including the purchase price of $15.50 per share, remain unchanged. The Company has reached a tentative agreement with the Federal Trade Commission (FTC) staff and the staff has submitted that agreement for approval by the FTC Commissioners with a favorable recommendation.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Results for the quarter:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                                                     Percent to Sales                      Percentage
                                             ----------------------------------
                                                      13 weeks ended                         Increase
                                             ----------------------------------
                                                     7-30-98           7-31-97             (Decrease)
                                             ----------------- ----------------     ------------------

   Sales                                            100.00%           100.00%                   8.5%
   Gross profit                                      26.77             25.32                   14.7
   Selling, general and
     administrative
     expenses                                        21.08             20.28                   12.8
   Operating profit                                   5.69              5.04                   22.4
   Net interest expense                               0.69              0.53                   41.3
   Other income                                       0.15              0.25                  (37.5)
   Earnings before
     income taxes                                     5.14              4.77                   17.1
   Net earnings                                       3.21              2.97                   17.3


   Sales increased primarily as a result of the continued expansion of net retail square footage. Identical store sales increased 0.6% and comparable store sales (which include replacement stores) increased 0.8%. Management estimates that there was inflation in products the Company sells of approximately 0.4% (annualized). During the 13 weeks, 18 stores were opened, 12 stores were closed and 5 store remodels were completed. Included in store openings are 4 acquired stores. Retail square footage increased to 45.2 million square feet, a net increase of 10.4% from July 31, 1997.

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

   Gross profit, as a percent to sales, increased primarily as a result of improvements made in retail stores. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The Company's distribution centers provided approximately 75% of retail store purchases. Utilization of the Company's distribution centers has enabled the Company to improve its control over product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $5.2 million (0.13% to sales) for the 13 weeks ended July 30, 1998, as compared to $10.9 million (0.30% to sales) for the 13 weeks ended July 31, 1997.

   Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased labor and related benefit costs resulting from the Company's initiatives to increase sales and increased depreciation expense associated with the Company's expansion program.

   The increase in net interest expense resulted primarily from higher average outstanding debt during the 13 weeks ended July 30, 1998, as compared to the 13 weeks ended July 31, 1997. The average outstanding debt has increased as a result of the Company's continued investment in new and acquired stores.

   Other income for the 13 weeks ended July 30, 1998, included noncash income of $2.0 million for the increase in cash surrender value of Company-owned life insurance as compared to income of $10.4 million for the 13 weeks ended July 31, 1997.


Year-to-date results:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                                                    Percent to Sales
                                             ----------------------------------
                                                      26 weeks ended                     Percentage
                                             ----------------------------------
                                                      7-30-98          7-31-97             Increase
                                             ----------------- ----------------     ----------------

   Sales                                            100.00%           100.00%                  7.6%
   Gross profit                                      26.70             25.53                  12.5
   Selling, general and
     administrative
     expenses                                        20.98             20.28                  11.3
   Impairment - store
     closures                                         0.38                                     N.A.
   Operating profit                                   5.34              5.25                   9.5
   Net interest
     expense                                          0.65              0.53                  31.5
   Other income                                       0.19              0.12                  63.4
   Earnings before
     income taxes                                     4.88              4.84                   8.5
   Net earnings                                       3.05              3.00                   9.3

   Sales increased primarily as a result of the continued expansion of net retail square footage. Identical store sales increased 0.1% and comparable store sales (which include replacement stores) increased 0.3%. Management estimates that there was inflation in products the Company sells of approximately 0.4% (annualized). During the 26 weeks, 53 stores were opened, 15 stores were closed and 7 store remodels were completed. Included in store openings are 24 acquired stores. Retail square footage increased to 45.2 million square feet, a net increase of 10.4% from July 31, 1997.

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

   Gross profit, as a percent to sales, increased primarily as a result of improvements made in retail stores. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The Company's distribution centers provided approximately 75% of retail store purchases. Utilization of the Company's distribution centers has enabled the Company to improve its control over product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $13.2 million (0.17% to sales) for the 26 weeks ended July 30, 1998, as compared to $21.8 million (0.30% to sales) for the 26 weeks ended July 31, 1997.

   Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased labor and related benefit costs resulting from the Company's initiatives to increase sales and increased depreciation expense associated with the Company's expansion program.

   The Company recorded a charge to earnings (Impairment - store closures) in the first quarter of 1998 related to management's decision to close 16 underperforming stores in 8 states during the fiscal year. The charge includes impaired real estate and equipment, as well as the present value of remaining liabilities under leases, net of expected sublease recoveries. As of July 30, 1998, 10 of these stores had been closed.

   The increase in net interest expense resulted primarily from higher average outstanding debt during the 26 weeks ended July 30, 1998, as compared to the prior year. The average outstanding debt has increased as a result of the Company's continued investment in new and acquired stores.

   Other income for the 26 weeks ended July 30, 1998, included noncash income of $11.3 million for the increase in cash surrender value of Company-owned life insurance as compared to income of $11.0 million for the 26 weeks ended July 31, 1997.

Liquidity and Capital Resources
-------------------------------

   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 26 weeks ended July 30, 1998, was $387 million compared to $422 million in the prior year. During the 26 weeks ended July 30, 1998, the Company invested $375 million for net capital expenditures and $121 million acquiring two businesses. The Company's financing activity for the 26 weeks ended July 30, 1998, included net new long-term borrowings of $195 million, a reduction of commercial paper borrowings of $39 million, $81 million for the payment of dividends and $17 million for the purchase and retirement of the Company's common stock.

   The Company utilizes its commercial paper program primarily to supplement cash requirements from seasonal fluctuations in working capital resulting from operations and the Company's capital expenditure program. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods. The Company had $244 million of commercial paper borrowings outstanding at July 30, 1998, compared to $283 million at January 29, 1998, and $180 million at July 31, 1997.

   The Company issued $317 million of medium-term notes during the 26 weeks ended July 30, 1998. The notes were issued under a shelf registration statement filed with the Securities and Exchange Commission in 1997. Proceeds from the issuances were primarily used to repay borrowings under the Company's commercial paper program. Medium-term notes up to $183 million remain available for issuance under the 1997 shelf registration statement.

   Since 1987 the Board of Directors had continuously adopted or renewed programs under which the Company was authorized, but not required, to purchase and retire shares of its common stock. The remaining authorization under the program adopted by the Board on March 2, 1998, which authorized the Company to purchase and retire up to 5 million shares through March 31, 1999, was rescinded in connection with the proposed merger with American Stores Company. During the 26 weeks ended July 30, 1998, 349,300 shares were purchased and retired prior to the authorization being rescinded.

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


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

   Three civil lawsuits filed in September 1996 as purported statewide class actions in Washington, California and Florida and two civil lawsuits filed in April 1997 in federal court in Boise, Idaho, as purported multi-state class actions (including the remaining states in which the Company operated at the time) have been brought against the Company raising various issues that include:
(i) allegations that the Company has a widespread practice of permitting its employees to work "off-the-clock" without being paid for their work and (ii) allegations that the Company's bonus and workers' compensation plans are unlawful. Four of these suits are being sponsored and financed by the United Food and Commercial Workers (UFCW) International Union. The five suits have been consolidated in Boise, Idaho. In addition, three other similar suits have been filed as purported class actions in Colorado, New Mexico and Nevada which, in effect, duplicate the coverage of the UFCW-sponsored suits. These three cases have been transferred to the federal court in Boise, Idaho.

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

Item 3.  Defaults upon Senior Securities
----------------------------------------
   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   Information regarding the Company's Annual meeting of Stockholders held on May 22, 1998, was included under Item 4 of the Company's Form 10-Q for the quarter ended April 30, 1998.

Item 5.  Other Information
--------------------------
   On August 31, 1998, the Board of Directors of the Company was reduced from 15 to 14 members, with the designation of Kathryn Albertson as a Director Emeritus of the Company for the rest of her life. As a Director Emeritus, she is entitled, but not required, to attend Board meetings, shall not vote or be counted in the quorum for Board meetings and shall receive an annual fee of $35,000 for her services as Director Emeritus.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   a.  Exhibits

        2 Agreement and Plan of Merger, dated as of August 2, 1998, among Albertson's, Inc., Abacus Holdings, Inc. and American Stores Company

        2.1 Stock Option Agreement, dated as of August 2, 1998, between Albertson's, Inc. and American Stores Company (American Stores Company as Issuer)

        2.2 Stock Option Agreement, dated as of August 2, 1998, between Albertson's, Inc. and American Stores Company (Albertson's, Inc. as Issuer)

       27    Financial data schedule for the 26 weeks ended July 30, 1998

     b. The following reports on Form 8-K were filed subsequent to the quarter ended July 30, 1998:

             Current Report on Form 8-K dated August 5, 1998, regarding the announcement of Albertson's, Inc. and American Stores Company Definitive Merger Agreement.

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



Date:    September 2, 1998              /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer