Form 10-Q
period 1998-10-29
ALBERTSONS INC /DE/
filed 1998-12-11
CIK 3333

FORM 10-Q





                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For 39 Weeks Ended: October 29, 1998 Commission File Number: 1-6187



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


       Registrant's telephone number, including area code: (208) 395-6200
                                                           --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            -----      -----

     Number of Registrant's $1.00 par value
     common shares outstanding at December 4, 1998:         245,593,266

                          PART I. FINANCIAL INFORMATION



                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                      (in thousands except per share data)
                                   (unaudited)


                                                               13 WEEKS ENDED                            39 WEEKS ENDED
                                                 --------------------------------------     -------------------------------------
                                                       October 29,        October 30,            October 29,        October 30,
                                                              1998               1997                   1998               1997
                                                 ------------------- ------------------    ------------------- ------------------

Sales                                                   $3,990,459         $3,612,032            $11,833,764        $10,900,082
Cost of sales                                            2,885,303          2,637,952              8,634,794          8,065,336
                                                 ------------------- ------------------    ------------------- ------------------
Gross profit                                             1,105,156            974,080              3,198,970          2,834,746

Selling, general and
  administrative expenses                                  856,013            751,676              2,501,640          2,230,008
Impairment - store closures                                                                           29,423
                                                 ------------------- ------------------    ------------------- ------------------
Operating profit                                           249,143            222,404                667,907            604,738

Other (expenses) income:
  Interest, net                                            (27,013)           (22,388)               (78,123)           (61,243)
  Other, net                                                (1,737)            (1,104)                13,040              7,941
                                                 ------------------- ------------------    ------------------- ------------------
Earnings before income taxes                               220,393            198,912                602,824            551,436
Income taxes                                                82,647             75,507                226,059            209,325
                                                 ------------------- ------------------    ------------------- ------------------

NET EARNINGS                                            $  137,746         $  123,405             $  376,765         $  342,111
                                                 =================== ==================    =================== ==================

EARNINGS PER SHARE:
  Basic                                                      $0.56              $0.50                  $1.53              $1.38
  Diluted                                                    $0.56              $0.50                  $1.53              $1.37

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
  Basic                                                    245,536            245,646                245,643            248,433
  Diluted                                                  246,678            246,295                246,790            249,114

DIVIDENDS DECLARED PER SHARE                                 $0.17              $0.16                  $0.51              $0.48


















See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                              October 29, 1998
                                                                                   (unaudited)             January 29, 1998
                                                                    --------------------------    -------------------------
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   55,140                   $  108,083
  Accounts and notes receivable                                                        146,932                      121,023
  Inventories                                                                        1,448,872                    1,308,578
  Prepaid expenses                                                                      56,056                       44,426
  Deferred income taxes                                                                 50,440                       45,747
                                                                    --------------------------    -------------------------
           TOTAL CURRENT ASSETS                                                      1,757,440                    1,627,857

OTHER ASSETS                                                                           255,450                      207,360

GOODWILL (net of accumulated amortization
  of $1,803)                                                                           158,071

LAND, BUILDINGS AND EQUIPMENT (net of
  accumulated depreciation and amortization
  of $2,064,260 and $1,822,263,
  respectively)                                                                      3,867,306                    3,383,373
                                                                    ==========================    =========================
                                                                                    $6,038,267                   $5,218,590
                                                                    ==========================    =========================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                  $  867,212                   $  742,557
  Salaries and related liabilities                                                     163,682                      149,898
  Taxes other than income taxes                                                        100,596                       80,842
  Income taxes                                                                           5,654                       37,657
  Self-insurance                                                                        73,803                       69,982
  Unearned income                                                                       63,469                       46,069
  Other current liabilities                                                             71,192                       52,395
  Current maturities of long-term debt                                                   5,662                       86,511
  Current capitalized lease obligations                                                 11,044                        9,608
                                                                    --------------------------    -------------------------
           TOTAL CURRENT LIABILITIES                                                 1,362,314                    1,275,519

LONG-TERM DEBT                                                                       1,474,811                      989,650

CAPITALIZED LEASE OBLIGATIONS                                                          154,333                      140,957

DEFERRED INCOME TAXES                                                                   27,063                       17,520
UNEARNED INCOME                                                                         55,414                       81,931
OTHER L/T LIABILITIES AND DEFERRED CREDITS                                             306,744                      293,557

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized - 10,000,000 shares; issued - none
  Common stock - $1 par  value;  authorized  -  1,200,000,000  shares;  issued -
    245,555,861 shares and 245,735,633
    shares, respectively                                                               245,556                      245,736
  Capital in excess of par value                                                         1,134                        4,271
  Retained earnings                                                                  2,410,898                    2,169,449
                                                                    --------------------------    -------------------------
                                                                                     2,657,588                    2,419,456
                                                                    ==========================    =========================
                                                                                    $6,038,267                   $5,218,590
                                                                    ==========================    =========================

See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              39 WEEKS ENDED
                                                                            -----------------------------------------------
                                                                                      October 29,               October 30,
                                                                                             1998                      1997
                                                                            ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                         $ 376,765                 $ 342,111
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                                      274,797                   243,987
       Net deferred income taxes                                                             (768)                  (14,432)
       Increase in cash surrender value of
         Company-owned life insurance                                                      (7,342)                   (8,565)
       Impairment - store closures                                                         29,423
       Changes in operating assets and
         liabilities:
           Receivables and prepaid expenses                                               (48,892)                    1,805
           Inventories                                                                    (90,390)                  (43,248)
           Accounts payable                                                                93,296                    49,722
           Other current liabilities                                                        8,419                    52,798
           Self-insurance                                                                   1,775                    10,587
           Unearned income                                                                 (9,216)                   (2,425)
           Other long-term liabilities                                                      6,053                     6,167
                                                                            ----------------------    ----------------------
       Net cash provided by operating activities                                          633,920                   638,507

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                                                                  (599,227)                 (457,176)
   Business acquisitions, net of cash acquired                                           (262,098)
   Increase in other assets                                                               (16,818)                  (10,037)
                                                                            ----------------------    ----------------------
       Net cash used in investing activities                                             (878,143)                 (467,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                     317,000                   200,000
   Payments on long-term borrowings                                                      (151,017)                   (6,141)
   Net commercial paper activity                                                          162,796                   (49,607)
   Proceeds from stock options exercised                                                    1,859                     2,844
   Cash dividends                                                                        (122,840)                 (116,969)
   Stock purchased and retired                                                            (16,518)                 (193,974)
                                                                            ----------------------    ----------------------
       Net cash provided by (used in)
       financing activities                                                               191,280                  (163,847)
                                                                            ----------------------    ----------------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                       (52,943)                    7,447

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                               108,083                    90,865
                                                                            ----------------------    ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  55,140                 $  98,312
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

Impairment - Store Closures
---------------------------
   The Company recorded a charge to earnings in the first quarter of 1998 related to management's decision to close 16 underperforming stores in 8 states during the fiscal year. The charge includes impaired real estate and equipment, as well as the present value of remaining liabilities under leases, net of expected sublease recoveries. As of October 29, 1998, 12 of these stores had been closed.

Supplemental Cash Flow Information
----------------------------------
   Selected cash payments and noncash activities were as follows (in thousands):


                                                                       39 Weeks Ended              39 Weeks Ended
                                                                     October 29, 1998            October 30, 1997


                                                               -----------------------     -----------------------
   Cash payments for:
     Income taxes                                                            $255,234                    $213,324
     Interest, net of amounts
       capitalized                                                             54,507                      36,073
   Noncash activities:
     Tax benefits related to stock
       options                                                                  2,173                       1,990
     Fair Market Value of stock
       exchanged for options and related
       tax withholdings                                                         1,753                       1,918
     Capitalized leases incurred                                               18,819                      12,395
     Capitalized leases terminated                                              5,509                         671
     Note payable related to
       business acquisition                                                     8,000
     Liabilities assumed in connection
       with asset acquisition                                                   1,340


Business Acquisitions
---------------------
   On January 30, 1998, the Company acquired Seessel Holdings, Inc., a wholly owned subsidiary of Bruno's, Inc. for cash consideration of approximately $88 million. This acquisition included 10 grocery stores in the Memphis, Tennessee, area and a central bakery and central kitchen which manufacture fresh bakery and prepared foods for distribution to the Seessel's stores. The Company is continuing to operate these stores under the Seessel's name.

   On April 20, 1998, the Company acquired Smitty's Super Markets, Inc. for cash consideration of approximately $36 million plus an $8 million unsecured note. This acquisition included 10 combination stores and 3 fuel centers with convenience stores in the Springfield and Joplin, Missouri, areas. The Company is continuing to operate these stores under the Smitty's name.

   On October 1, 1998, the Company acquired Buttrey Food and Drug Stores Company for cash consideration of approximately $142 million. This acquisition included
44 stores  in   Montana,  North Dakota, and  Wyoming.  In  compliance  with the agreement with the Federal Trade Commission, 9 Buttrey stores and 6 Albertson's stores were simultaneously divested with the purchase. The Company is operating these stores under the Albertson's banner.

   All acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired businesses have been included in the consolidated financial statements from their date of acquisition. Pro forma results of operations have not been presented due to the immaterial effects of these acquisitions on the Company's consolidated operations. For each of these acquisitions the excess of the purchase price over the fair market value of net assets acquired was allocated to goodwill which is being amortized over 40 years. The Company has not finalized its purchase price allocation relative to any acquisition, however, the final purchase price allocations should not differ significantly from the preliminary purchase price allocations recorded as of October 29, 1998.

   On August 24, 1998, the Company purchased the assets of 15 Bruno's, Inc. stores. This acquisition included 14 operating stores and 1 store under construction which, when completed, will replace a store currently operating. The stores are located in the Nashville and Chattanooga, Tennessee, metropolitan areas. The Chattanooga area stores include a store in northern Georgia. The Company is operating these stores under the Albertson's banner.

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

   Proceeds from these issuances were used primarily to repay borrowings under the Company's commercial paper program. Medium-term notes of up to $183 million remain available for issuance under the 1997 registration statement.

Capital Stock
-------------
   Since 1987 the Board of Directors had continuously adopted or renewed programs under which the Company was authorized, but not required, to purchase and retire shares of its common stock. The remaining authorization under the program adopted by the Board on March 2, 1998, which authorized the Company to purchase and retire up to 5 million shares through March 31, 1999, was rescinded in contemplation of the proposed merger with American Stores Company.

Subsequent Events
-----------------
   On November 12, 1998, in separate special stockholders' meetings, stockholders of Albertson's and American Stores Company (ASC) approved the previously announced merger of the two retail food and drug companies. Albertson's stockholders approved the issuance of shares of Albertson's Common Stock pursuant to the merger agreement with American Stores Company at an exchange ratio of 0.63 shares of Albertson's, Inc. Common Stock in exchange for each share of ASC Common Stock ("Exchange Ratio"), with cash being paid in lieu of fractional shares (the "Consideration"). As a result of the merger, former stockholders of ASC will hold approximately 41.3% of the outstanding Albertson's Common Stock (assuming no conversion of outstanding options). The Company believes the merger will qualify as a pooling of interests for accounting and financial reporting purposes and as a tax-free transaction. The transaction is subject to certain regulatory clearances and is expected to close in early 1999.

   In addition, the stockholders also voted to approve amendments to the Albertson's Stock-Based Incentive Plan. Subject to the closing of the merger with ASC this will increase the number of shares from 10,000,000 shares to 30,000,000 shares of Albertson's Common Stock available for issuance under the plan.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Results for the quarter:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:


                                                     Percent to Sales
                                             ----------------------------------
                                                      13 weeks ended                       Percentage
                                             ----------------------------------
                                                    10-29-98          10-30-97               Increase
                                             ----------------- ----------------     ------------------

   Sales                                            100.00%           100.00%                  10.5%
   Gross profit                                      27.69             26.97                   13.5
   Selling, general and
     administrative
     expenses                                        21.45             20.81                   13.9
   Operating profit                                   6.24              6.16                   12.0
   Net interest expense                               0.68              0.62                   20.7
   Earnings before
     income taxes                                     5.52              5.51                   10.8
   Net earnings                                       3.45              3.42                   11.6


   Sales increased due to improved identical store sales and the continued expansion of net retail square footage. Identical store sales increased 1.5% and comparable store sales (which include replacement stores) increased 1.7%. Management estimates that there was deflation in products the Company sells of approximately 0.1% (annualized). During the 13 weeks, 62 stores were opened, 9 stores were closed (which included 6 Albertson's stores divested in connection with the Buttrey acquisition) and 9 store remodels were completed. Included in store openings are 49 acquired stores (net of 9 Buttrey stores divested). Retail square footage increased to 47.6 million square feet, a net increase of 14.6% from October 30, 1997.

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

   Gross profit, as a percent to sales, increased primarily as a result of improvements made in retail stores. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The Company's distribution centers provided approximately 75% of retail store purchases. Utilization of the Company's distribution centers has enabled the Company to improve its control over product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $5.2 million (0.13% to sales) for the 13 weeks ended October 29, 1998, as compared to $3.75 million (0.10% to sales) for the 13 weeks ended October 30, 1997.

     Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased labor and related benefit costs resulting from the Company's initiatives to increase sales, expenses incurred to integrate acquired stores into the Company's systems, and increased depreciation expense associated with the Company's expansion program.

   The increase in net interest expense resulted primarily from higher average outstanding debt during the 13 weeks ended October 29, 1998, as compared to the 13 weeks ended October 30, 1997. The average outstanding debt has increased as a result of the Company's continued investment in new and acquired stores.


Year-to-date results:

   The following table sets forth certain income statement components expressed as a percent to sales and the percentage change from the previous year in the amounts of such components:

                                                     Percent to Sales
                                             ----------------------------------
                                                      39 Weeks ended                     Percentage
                                             ----------------------------------
                                                     10-29-98         10-30-97             Increase
                                             ----------------- ----------------     ----------------

   Sales                                            100.00%           100.00%                  8.6%
   Gross profit                                      27.03             26.01                  12.9
   Selling, general and
     administrative
     expenses                                        21.14             20.46                  12.2
   Impairment - store
     closures                                         0.25                                     N.A.
   Operating profit                                   5.64              5.55                  10.4
   Net interest
     expense                                          0.66              0.56                  27.6
   Earnings before
     income taxes                                     5.09              5.06                   9.3
   Net earnings                                       3.18              3.14                  10.1


   Sales increased primarily as a result of the continued expansion of net retail square footage. Identical store sales increased 0.5% and comparable store sales (which include replacement stores) increased 0.7%. Management estimates that there was deflation in products the Company sells of approximately 0.1% (annualized). During the 39 weeks, 115 stores were opened, 24 stores were closed (which included 6 Albertson's stores divested in connection with the Buttrey acquisition) and 16 store remodels were completed.

   Included in store openings are 73 acquired stores (net of 9 Buttrey stores divested). Retail square footage increased to 47.6 million square feet, a net increase of 14.6% from October 30, 1997.

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

   Gross profit, as a percent to sales, increased primarily as a result of improvements made in retail stores. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The Company's distribution centers provided approximately 75% of retail store purchases. Utilization of the Company's distribution centers has enabled the Company to improve its control over product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $18.4 million (0.16% to sales) for the 39 weeks ended October 29, 1998, as compared to $25.6 million (0.23% to sales) for the 39 weeks ended October 30, 1997.

   Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased labor and related benefit costs resulting from the Company's initiatives to increase sales, expenses incurred to integrate acquired stores into the Company's systems, and increased depreciation expense associated with the Company's expansion program.

   The Company recorded a charge to earnings (Impairment - store closures) in the first quarter of 1998 related to management's decision to close 16 underperforming stores in 8 states during the fiscal year. The charge includes impaired real estate and equipment, as well as the present value of remaining liabilities under leases, net of expected sublease recoveries. As of October 29, 1998, 12 of these stores had been closed and management believes the original charge and remaining reserve are adequate.

   The increase in net interest expense resulted primarily from higher average outstanding debt during the 39 weeks ended October 29, 1998, as compared to the prior year. The average outstanding debt has increased as a result of the Company's continued investment in new and acquired stores.

Liquidity and Capital Resources
-------------------------------

   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 39 weeks ended October 29, 1998, was $634 million compared to $639 million in the prior year. During the 39 weeks ended October 29, 1998, the Company invested $599 million for net capital expenditures and $262 million acquiring multiple businesses. The Company's financing activities for the 39 weeks ended October 29, 1998, included new long-term borrowings of $166 million, a net increase of commercial paper borrowings of

$163 million, $123 million for the payment of dividends and $17 million for the purchase and retirement of the Company's common stock.

   The Company utilizes its commercial paper program primarily to supplement cash requirements from seasonal fluctuations in working capital resulting from operations and the Company's capital expenditure program. Accordingly, commercial paper borrowings will fluctuate between the Company's quarterly reporting periods. The Company had $446 million of commercial paper borrowings outstanding at October 29, 1998, compared to $283 million at January 29, 1998, and $279 million at October 30, 1997.

   The Company issued $317 million of medium-term notes during the 39 weeks ended October 29, 1998. The notes were issued under a shelf registration statement filed with the Securities and Exchange Commission in 1997. Proceeds from the issuances were primarily used to repay borrowings under the Company's commercial paper program. Medium-term notes up to $183 million remain available for issuance under the 1997 shelf registration statement.

   Since 1987 the Board of Directors had continuously adopted or renewed programs under which the Company was authorized, but not required, to purchase and retire shares of its common stock. The remaining authorization under the program adopted by the Board on March 2, 1998, which authorized the Company to purchase and retire up to 5 million shares through March 31, 1999, was rescinded in connection with the proposed merger with American Stores Company. During the 39 weeks ended October 29, 1998, 349,300 shares were purchased and retired prior to the authorization being rescinded.

Year 2000 Compliance
--------------------
   The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As the year 2000 approaches, systems using such programs may be unable to accurately process certain date-based information. To the extent that the Company's software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

   In September 1995 the Company formed a project team to assess the impact of the Year 2000 issue on the software and hardware utilized in the Company's internal operations. The project team is staffed primarily with representatives of the Company's Information Systems and Technology department and reports on a regular basis to senior management and the Company's Board of Directors.

   The initial phase of the Year 2000 project was assessment and planning. This phase is substantially complete and included an assessment of all computer hardware, software, systems and processes ("IT Systems") and non-information technology systems such as telephones, clocks, scales, refrigeration controllers, and other equipment containing embedded microprocessor technology ("Non-IT Systems"). The completion of upgrading, validation and forward date testing is scheduled for early 1999 although many systems will be completed by the end of 1998. The Company expects to successfully implement the remediation of the IT Systems and Non-IT Systems.

   In addition to the remediation of the IT systems and Non-IT systems, the Company has identified relationships with third parties, including vendors, suppliers and service providers, which the Company believes are critical to its business operations. The Company is in the process of communicating with these third parties through questionnaires, letters and interviews in an effort to determine the extent to which they are addressing their Year 2000 Compliance issues. The Company will continue to communicate with, assess and monitor the progress of these third parties in resolving Year 2000 issues.

   The total costs to address the Company's Year 2000 issues are estimated to be approximately $14 million, of which approximately $4 million has been or will be expensed and approximately $10 million has been or will be capitalized. These costs include expenditures accelerated for year 2000 compliance. To date, the Company has spent approximately 60% of the estimated costs. These costs have been funded through operating cash flow and represent an immaterial portion of the Company's IT budget.

   The Company is dependent on the proper operation of its internal computer systems and software for several key aspects of its business operations including store operations, merchandise purchasing, inventory management, pricing, sales, warehousing, transportation, financial reporting and administrative functions. The Company is also dependent on the proper operation of the computer systems and software of third parties providing critical goods and services to the Company including vendors, utilities, financial institutions, government entities and others. The Company believes that its efforts will result in Year 2000 compliance. However, the failure or malfunction of internal or external systems could impair the Company's ability to operate its business in the ordinary course and could have a material, adverse effect on its results of operations.

   The Company is currently developing its contingency plan and intends to formalize plans with respect to its most critical applications during the first half of 1999. Contingency plans include manual workarounds, increased inventories and extra staffing.


Cautionary Statement for Purposes of "Safe Harbor Provisions"
of the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------
   From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995, including statements about the ability of the Company and ASC to obtain the necessary regulatory approvals and satisfy other conditions to the closing of the merger transaction and with respect to the future performance of the combined companies. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, contain forward-looking information. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

   Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include: changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), labor negotiations, adverse effects of failure to achieve Year 2000 compliance, the Company's ability to recruit and develop employees, its ability to develop new stores or complete remodels as rapidly as planned, its ability to successfully implement new technology, stability of product costs, the inability of the Company and ASC to obtain the required regulatory approvals on terms acceptable to them, adverse changes in the business or financial condition of the Company or ASC prior to the closing of the merger transaction and the Company's ability to integrate the operations of ASC.

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


Item 3.  Defaults upon Senior Securities
----------------------------------------
   Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   The Company held a Special Meeting of Stockholders on November 12, 1998, and transacted the following business:

     (a) Approval of the issuance of shares of Albertson's, Inc. Common Stock, par value $1.00 per share, pursuant to the Agreement and Plan of Merger, dated as of August 2, 1998, among Albertson's, American Stores Company and a wholly owned subsidiary of Albertson's, at an exchange ratio of 0.63 shares of Albertson's common stock for each outstanding share of common stock, par value of $1.00 per share, of American Stores, with cash paid in lieu of any fractional shares:

                            Votes                        Broker
           Votes For       Against      Abstentions     Nonvotes
         -------------   -----------    -----------    ----------
         193,716,622       576,497         611,095         0

     (b) Approval of the amendments to Albertson's Inc. 1995 Stock-Based Incentive Plan to, among other things, increase the number of shares available for issuance under the plan from 10 million to 30 million shares:

                            Votes                        Broker
           Votes For       Against      Abstentions     Nonvotes
         -------------   -----------    -----------    ----------
         176,619,964     17,255,923      1,028,327         0


Item 5.  Other Information
--------------------------
   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   a.  Exhibits

       Number         Description
       ------         -----------

       10.18.1 Amendment to Executive Pension Makeup Trust (dated December 1, 1998)*

       10.19.1 Amendment to Executive Deferred Compensation Trust (dated December 1, 1998)*

       10.20.3 Amendment to 1990 Deferred Compensation Plan (dated November 1, 1998)*

       10.22.1 Amendment to 1990 Deferred Compensation Trust (dated December 1, 1998)*

       10.26 Amended and Restated 1995 Stock-Based Incentive Plan (dated November 12, 1998)*

       27             Financial data schedule for the 39 weeks ended
                      October 29, 1998

                   * Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

     b. The following reports on Form 8-K were filed subsequent to the quarter ended October 29, 1998:

             Current Report on Form 8-K dated November 3, 1998, regarding the Company's sales trend release for the four-week and thirteen-week periods ended October 29, 1998.

             Current Report on Form 8-K dated November 19, 1998, regarding the Company's Special Meeting of Stockholders and the press release issued in connection with that meeting.

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



Date:    December 11, 1998              /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Senior Vice President, Finance
                                        and Chief Financial Officer