Form 10-K
period 1999-01-28
ALBERTSONS INC /DE/
filed 1999-04-08
CIK 3333

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 1999       Commission file number 1-6187

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
                               (208) 395-6200


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange
              Title of each class                      on which registered
   ------------------------------------------        -----------------------
   Common Stock, $1.00 par value, 245,820,750        New York Stock Exchange
     shares outstanding on March 26, 1999            Pacific Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 26, 1999: $10,339,370,895.


                     Documents Incorporated by Reference
                     -----------------------------------

Listed hereunder are the documents, any portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1999, portions of which are incorporated by reference into
      Part I, Part II and Part IV of this Form 10-K; and

2. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on May 28, 1999,(the "Proxy Statement") to be filed within 120 days after the Registrant's fiscal year ended January 28, 1999, portions of which are incorporated by reference into Part III of this Form 10-K.


                     Documents Incorporated by Reference
                     -----------------------------------
Part I
------
Item 3 -  Legal Proceedings             Page 43 of the Annual Report
                                        to stockholders for the year ended
                                        January 28, 1999


Part II
-------

Item 5 -  Market for the Registrant's   Page 50 of the Annual Report
          Common Equity and Related     to Stockholders for the year ended
          Stockholder Matters           January 28, 1999

Item 6 -  Selected Financial Data       Page 46 of the Annual Report to
                                        Stockholders for the year ended
                                        January 28, 1999

Item 7 -  Management's Discussion and   Pages 19 to 23 of the Annual
          Analysis of Financial         Report to Stockholders for the
          Condition and Results of      year ended January 28, 1999
          Operations

Item 7A - Quantitative and Qualitative  Page 22 of the Annual Report to
          Disclosures about Market      Stockholders for the year ended
          Risk                          January 28, 1999

Item 8 -  Financial Statements and      Pages 24 to 45 and page 47 of the
          Supplementary Data            Annual Report to Stockholders for
                                        the year ended January 28, 1999


Part III
--------

Item 10 - Directors and Executive       The material contained under the
          Officers of the Registrant    heading "Election of Directors" in
                                        the Proxy Statement

Item 11 - Executive Compensation        The material contained under the
                                        headings "Summary Compensation
                                        Table," "Aggregated Option
                                        Exercises in Last Fiscal Year and
                                        Fiscal Year-End Option Values" and
                                        "Retirement Benefits" in the Proxy
                                        Statement

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

Item 13 - Certain Relationships and     The material contained under the
          Related Transactions          heading "Certain Transactions" in
                                        the Proxy Statement


Part IV
-------

Item 14 - Exhibits, Financial           Pages 24 to 45 and page 47 of the
          Statement Schedules and       Annual Report to Stockholders for
          Reports on Form 8-K           the year ended January 28, 1999


                           ALBERTSON'S, INC.
                               FORM 10-K
                           TABLE OF CONTENTS


Item                                                            Page
----                                                            ----

                                 PART I
      Business Combination                                        4

      Cautionary Statement                                        4

 1.   Business                                                    5

 2.   Properties                                                  6

 3.   Legal Proceedings                                           9

 4.   Submission of Matters to a Vote of Security Holders         9


                                PART II

 5.   Market for the Registrant's Common Equity and Related
       Stockholder Matters                                        9

 6.   Selected Financial Data                                     9

 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        9

 7A.  Quantitative and Qualitative Disclosures about
       Market Risk                                                9

 8.   Financial Statements and Supplementary Data                 9

 9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                       10


                                PART III

10.   Directors and Executive Officers of the Registrant         10

11.   Executive Compensation                                     11

12.   Security Ownership of Certain Beneficial Owners
       and Management                                            11

13.   Certain Relationships and Related Transactions             11


                                PART IV

14.   Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                               12


                                 PART I


Business Combination
--------------------

     On August 2, 1998, the Company entered into a definitive merger agreement with American Stores Company (ASC) which was approved by the stockholders of Albertson's and ASC on November 12, 1998. The agreement provides for a business combination between the Company and ASC in which ASC will become a wholly owned subsidiary of the Company (the Merger). Under the terms of the agreement, the holders of ASC common stock will be issued 0.63 shares of Albertson's, Inc., common stock in exchange for each share of ASC common stock, with cash being paid in lieu of fractional shares, in a transaction intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization for federal income tax purposes. The transaction is subject to certain regulatory clearance and is expected to close during the latter part of the Company's first fiscal quarter or early in the second fiscal quarter of 1999.

     The Merger will result in a charge to operations of approximately $65 million for transaction fees and costs incident to the Merger. These costs consist primarily of investment banking, legal, accounting, printing and regulatory filing fees. Costs of integrating the two companies will result in additional significant non-recurring charges to the results of operations of the combined company; however, the actual amount of such charges cannot be determined until the transition plan relating to the integration of operations is completed. It is expected that such charges will have a material effect on the combined company's results of operations for the quarter in which the Merger is consummated and additional significant charges relating to the Merger may also be recognized in subsequent quarters.


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

   Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), labor negotiations, adverse effects of failure to achieve Year 2000 compliance, the Company's ability to recruit and develop employees, its ability to develop new stores or complete remodels as rapidly as planned, its ability to implement new technology successfully, stability of product costs, the ability of the Company and ASC to obtain the required regulatory approvals on terms acceptable to them, adverse changes in the business or financial condition of the Company or ASC prior to the closing of the merger transaction and the Company's ability to integrate the operations of ASC.

   Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

Item 1.  Business
-----------------

General

   The Registrant, Albertson's, Inc. (the "Company"), is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.
A. Albertson in 1939. The Company is one of the largest retail food-drug chains in the United States. As of January 28, 1999, the Company operated 983 stores in 25 Western, Midwestern and Southern states. These stores consist of 866 combination food-drug stores, 86 conventional supermarkets and 31 warehouse stores. Retail operations are supported by 11 Company-owned distribution centers. The Company's distribution centers provide product exclusively to the Company's retail stores.

   The Company's combination food-drug stores are super grocery/super drugstores under one roof and range in size from 35,000 to 82,000 square feet. Most of these stores offer prescription drugs and an expanded section of cosmetics and nonfoods in addition to specialty departments such as service seafood and meat, bakery, lobby/video, service delicatessen, liquor and floral. Many also offer meal centers, party supply centers, coffee bars, in- store banks, photo processing and, destination categories for beverages, snacks, pet care products, paper products and baby care merchandise. Food and nonfood shopping areas are served by a common set of checkstands.

   The Company's conventional supermarkets range in size from 8,000 to 35,000 square feet. These stores offer a full selection in the basic departments of grocery, meat, produce, dairy and limited non-food lines. Many locations have an in-store bakery and a service delicatessen.

   The Company's warehouse stores are operated primarily under the name "Max Food and Drug." These no-frills stores range in size from 17,000 to 73,000 square feet and offer significant savings with special emphasis on discounted meat and produce.

   As of January 28, 1999, the Company operated 17 fuel centers which are located near existing stores. These centers feature three to six fuel pumps and a small building, ranging in size from a pay-only kiosk to a small convenience store, featuring such items as candy, soft drinks and snack foods.

   The Company's retail operations are organized into regions with each region comprised of four or five divisions. A regional president directs the operating divisions in retail strategies, planning, marketing approaches and employee development. Each operating division is managed by a division vice president or manager. The division staff includes district sales managers who oversee the operations of 16 stores on average and merchandising specialists in areas such as grocery, produce, pharmacy, liquor, general merchandise, bakery, meat and service delicatessen. Merchandising specialists serve as advisors to help maintain adherence to overall division pricing and merchandising policies. Each store has a store director responsible for overall store operations, department managers and a front-end manager.

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

   As of January 28, 1999, the Company employed approximately 100,000 people, many of whom are covered by collective bargaining agreements. The Company considers its present relations with employees to be good.

   Albertson's stores are located in 25 Western, Midwestern and Southern areas of the United States. The following is a summary of the stores by state as of January 28, 1999:

                            Albertson's Retail Stores
                            --------------------------
                            Arizona                 41
                            Arkansas                 2
                            California             177
                            Colorado                50
                            Florida                104
                            Georgia                  1
                            Idaho                   35
                            Iowa                     3
                            Kansas                   6
                            Louisiana               23
                            Mississippi              6
                            Missouri                10
                            Montana                 34
                            Nebraska                10
                            Nevada                  31
                            New Mexico              22
                            North Dakota             2
                            Oklahoma                25
                            Oregon                  50
                            South Dakota             1
                            Tennessee               21
                            Texas                  197
                            Utah                    43
                            Washington              77
                            Wyoming                 12
                                                   ---
                                                   983
                                                   ===


Item 2.  Properties
-------------------

   The Company has actively pursued an expansion program of adding new retail stores, enlarging and remodeling existing stores and replacing smaller stores. During the past ten years, the Company has built or acquired 631 stores and approximately 93% of the Company's current retail square footage has been opened or remodeled during this period. The Company continues to follow the policy of closing stores that are obsolete or lack satisfactory profit potential.

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

   As of January 28, 1999, the Company operated 983 stores in the states discussed in Item 1. An analysis of stores listed by division is as follows:


                                                              Number
                                                             of Stores
                                                             ---------
   Idaho (Southern Idaho (32), Northern Nevada (11),
      Eastern Oregon (1) and Wyoming (1))                        45
   Inland Empire (Eastern Washington (18),
      Oregon (3) and Northern Idaho (3))                         24
   Utah (Utah (43) and Wyoming (1))                              44
   Western Washington                                            54
   Oregon (Western Oregon (46) and Washington (5))               51
   Southern California (California (128) and
      Southern Nevada (20))                                     148
   Northern California                                           48
   Rocky Mountain (Colorado (50), Wyoming (10),
      New Mexico (1) and South Dakota (1))                       62
   Southwest (Arizona (41), New Mexico (21), Texas (3)
      and California (1))                                        66
   Big Sky (Montana (34) and North Dakota (2))                   36
   Midwest (Oklahoma (25), Nebraska (10), Kansas (6)
      and Iowa (3))                                              44
   Missouri                                                      10
   Houston (Texas (35) and Louisiana (19))                       54
   San Antonio (Texas (47))                                      47
   Dallas/Ft. Worth (Texas (112), Louisiana (4) and
      Arkansas (1))                                             117
   Tennessee (Tennessee (21), Mississippi (6),
      Georgia (1) and Arkansas (1))                              29
   Florida                                                      104
                                                                ---
                                                                983
                                                                ===

   The following is a summary of stores, by classification, as of the indicated fiscal year end:

                                              1998           1997           1996          1995           1994
                                              ----           ----           ----          ----           ----
    Combination Food-Drug                      866            768            715           646            588
    Conventional Stores                         86             72             72            78             88
    Warehouse Stores                            31             38             39            40             44
                                               ---            ---            ---           ---            ---
                                               983            878            826           764            720
                                               ===            ===            ===           ===            ===

  The following table summarizes the Company's retail square footage by store type as of the indicated fiscal year end (in thousands):

                                              1998           1997          1996           1995           1994
                                              ----           ----          ----           ----           ----
    Combination Food-Drug                   44,601         38,904        35,886         32,217         29,217
    Conventional Stores                      2,369          2,105         2,113          2,261          2,524
    Warehouse Stores                         1,432          1,792         1,841          1,881          2,037
                                            ------         ------        ------         ------         ------
                                            48,402         42,801        39,840         36,359         33,778
                                            ======         ======        ======         ======         ======

   The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on investment. During 1998 approximately 75% of the merchandise purchased for resale in Company retail stores was received from Company-owned distribution centers.

   Albertson's distribution system consists of 11 Company-owned centers located strategically throughout the Company's operating markets. The following is a summary of the Company's distribution and manufacturing facilities as of January 28, 1999:


   Location                                           Square Footage
   --------                                           --------------
   Fort Worth, Texas
     Groceries, Frozen Food, Produce, Meat and Deli     1,100,000
   Brea, California
     Groceries, Frozen Food, Produce, Liquor,
     Meat and Deli                                      1,018,000
     Central Bakery                                        41,000
   Plant City, Florida
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high-volume Health and Beauty Care          979,000
   Portland, Oregon
     Groceries, Frozen Food, Produce, Meat and Deli       790,000
   Houston, Texas
     Groceries, Frozen Food, Produce, Meat and Deli       747,000
   Phoenix, Arizona
     Groceries, Frozen Food, Produce, Liquor, Meat,
     Deli and high-volume Health and Beauty Care          687,000
   Salt Lake City, Utah
     Groceries, Frozen Food, Produce, Meat and Deli       680,000
   Ponca City, Oklahoma
     Health and Beauty Care, General Merchandise
     and Pharmaceuticals                                  422,000
   Sacramento, California
     Groceries, Frozen Food, Produce, Liquor, Meat
     and Deli                                             421,000
   Denver, Colorado
     Groceries, Frozen Food, Produce, Meat and Deli       372,000
   Boise, Idaho
     Health and Beauty Care and General Merchandise       238,000
     Ice Cream Plant                                       11,000
   Memphis, Tennessee:
     Central Bakery                                        29,000
     Central Kitchen                                        7,000
                                                        ---------
                                                        7,542,000
                                                        =========

   As of January 28, 1999, the Company held title to the land and buildings of 53% of the Company's stores and held title to the buildings on leased land of an additional 10% of the Company's stores. The Company also holds title to the land and buildings of the Company's corporate headquarters in Boise, Idaho, 8 division offices and all of the distribution facilities.

Item 3.  Legal Proceedings
--------------------------

   The information required under this item is included under the caption "Legal Proceedings" on page 43 of the Company's 1998 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   Information regarding the Company's Special Meeting of Stockholders held on November 12, 1998, was included under Item 4 of the Company's Form 10-Q for the quarter ended October 29, 1998.



                                   PART II
                                   -------


Item 5.  Market for the Registrant's Common Equity and Related
---------------------------------------------------------------
Stockholder Matters
-------------------

   The principal markets in which the Company's common stock is traded and the related security holder matters are set forth under the captions "Stockholders of Record" and "Company Stock Information" on page 50 of the Company's 1998 Annual Report to Stockholders. This information is incorporated herein by this reference thereto. The market value of the Company's common stock on March 26, 1999, was $55.1875 per share.


Item 6.  Selected Financial Data
--------------------------------

     Selected financial data of the Company for the fiscal years 1994 through 1998 is included under the caption "Five Year Summary of Selected Financial Data" on page 46 of the Company's 1998 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

   The information required under this item is included under the caption "Financial Review" on pages 19 to 23 of the Company's 1998 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

   The information required under this item is included under the caption "Quantitative and Qualitative Disclosures about Market Risk" on page 22 of the Company's 1998 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

   The Company's consolidated financial statements and related notes thereto, together with the Independent Auditors' Report and the selected quarterly financial data of the Company are presented on pages 24 to 45 and page 47 of the Company's 1998 Annual Report to Stockholders and are incorporated herein by this reference thereto.

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



                               PART III
                               --------


Item 10.  Directors and Executive Officers of the Registrant Directors
----------------------------------------------------------------------

   The information regarding directors and nominees for directors of the Company is presented under the heading "Election of Directors" in the Company's definitive proxy statement for use in connection with the 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended January 28, 1999, and is incorporated herein by this reference thereto.


Executive Officers
------------------

                     Age                                 Date First Appointed
                    as of                                   as an Executive
     Name          3/26/99         Position                      Officer
     ----          -------         --------              --------------------
Gary G. Michael       58    Chairman of the Board and           12/02/74
                            Chief Executive Officer

Richard L. King       49    President and Chief Operating       01/01/94
                            Officer

Thomas E. Brother     57    Executive Vice President,           07/30/89
                            Distribution

A. Craig Olson        47    Executive Vice President            12/22/86
                            and Chief Financial Officer

Carl W. Pennington    61    Executive Vice President,           08/02/87
                            Marketing

Michael F. Reuling    52    Executive Vice President,           12/30/79
                            Development

Thomas R. Saldin      52    Executive Vice President            12/26/83
                            and General Counsel

David G. Simonson     52    Executive Vice President,           02/02/96
                            Operations

Patrick S. Steele     49    Executive Vice President,           06/10/90
                            Information Systems and
                            Technology

Steven D. Young       50    Executive Vice President,           12/02/91
                            Human Resources


   Gary G. Michael has served as Chairman of the Board and Chief Executive Officer since 1991.

   Richard L. King was promoted to President and Chief Operating Officer on February 2, 1996. Previously he served as Senior Vice President and Regional Manager from November 1994; Group Vice President, Merchandising from January 1994; and Vice President, Rocky Mountain Division from 1992.

   Thomas E. Brother was promoted to Executive Vice President, Distribution on January 29, 1999. Previously he served as Senior Vice President, Distribution from 1991.

   A. Craig Olson was promoted to Executive Vice President and Chief Financial Officer on January 29, 1999. Previously he served as Senior Vice President, Finance and Chief Financial Officer from 1991.

   Carl W. Pennington was promoted to Executive Vice President, Marketing on January 29, 1999. Previously he served as Executive Vice President, Corporate Merchandising from 1996; Senior Vice President, Corporate Merchandising from 1994; and Senior Vice President and Regional Manager from 1988.

   Michael F. Reuling was promoted to Executive Vice President, Development on January 29, 1999. Previously he served as Executive Vice President, Store Development since 1986.

   Thomas R. Saldin was promoted to Executive Vice President and General Counsel on January 29, 1999. Previously he served as Executive Vice President, Administration and General Counsel from 1991.

   David G. Simonson was promoted to Executive Vice President, Operations on January 29, 1999. Previously he served as Senior Vice President and Regional Manager from 1996; and Vice President, Southern California Division from 1991.

   Patrick S. Steele was promoted to Executive Vice President, Information Systems and Technology on January 29, 1999. Previously he served as Senior Vice President, Information Systems and Technology from 1993; and Group Vice President, Management Information Systems from 1990.

   Steven D. Young was promoted to Executive Vice President, Human Resources on January 29, 1999. Previously he served as Senior Vice President, Human Resources from 1993; and Group Vice President, Human Resources from 1991.


Item 11.  Executive Compensation
--------------------------------

   Information concerning executive compensation is presented under the headings "Summary Compensation Table," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Retirement Benefits" in the Proxy Statement. This information is incorporated herein by this reference thereto.


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

                                PART IV
                                -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)1      Financial Statements:

             The Independent Auditors' Report, together with the Consolidated Financial Statements and the related notes thereto, are listed below and are incorporated herein by this reference thereto from pages 24 to 45 of the Company's Annual Report to Stockholders for the year ended January 28, 1999:

             Consolidated  Earnings -- years ended January 28, 1999; January 29,
               1998; January 30, 1997.

             Consolidated  Balance Sheets -- January 28, 1999; January 29, 1998;
               January 30, 1997.

             Consolidated  Cash Flows -- years ended  January 28, 1999;  January
               29, 1998; January 30, 1997.

             Consolidated  Stockholders' Equity -- years ended January 28, 1999;
               January 29, 1998; January 30, 1997.

             Notes to Consolidated Financial Statements.

             Independent Auditors' Report.

          Quarterly Financial Data:

             Quarterly Financial Data for the years ended January 28, 1999 and January 29, 1998 is set forth on page 47 of the Annual Report to Stockholders for the year ended January 28, 1999, and is incorporated herein by this reference thereto.

(a)2      Schedules:

              All schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or notes thereto.

(a)3      Exhibits:

              A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 15 hereof.

(b)       The following reports on Form 8-K were filed:

               Current Report on Form 8-K dated November 3, 1998, regarding the Company's sales trend release for the four-week and thirteen-week periods ended October 29, 1998.

               Current Report on Form 8-K dated November 19, 1998, regarding the Company's Special Meeting of Stockholders and the press release issued in connection with that meeting.

               Current Report on Form 8-K dated January 11, 1999,  regarding the
               Albertson's,   Inc.  and  American  Stores  Company  Joint  Proxy
               Statement and Prospectus dated October 9, 1998.

               Current Report on Form 8-K dated April 5, 1999, regarding the Company's Credit Agreement dated as of March 30, 1999.

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

                                        ALBERTSON'S, INC.


                                        By    /s/ GARY G. MICHAEL
                                           ---------------------------
                                                Gary G. Michael
                                           (Chairman of the Board and
                                            Chief Executive Officer)

Date:  April 8, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 8, 1999.


      GARY G. MICHAEL                                  RICHARD L. KING
---------------------------------                -------------------------------
      Gary G. Michael                                  Richard L. King
 (Chairman of the Board and                         (President and Chief
 Chief Executive Officer and                        Operating Officer and
        Director)                                         Director)



      A. CRAIG OLSON                                  RICHARD J. NAVARRO
---------------------------------                -------------------------------
      A. Craig Olson                                  Richard J. Navarro
 (Executive Vice President                          (Senior Vice President
   and Chief Financial Officer)                        and Controller)



       A. GARY AMES                                    CECIL D. ANDRUS
---------------------------------                -------------------------------
       A. Gary Ames                                    Cecil D. Andrus
        (Director)                                       (Director)


      JOHN B. CARLEY                                   PAUL I. CORDDRY
---------------------------------                -------------------------------
      John B. Carley                                   Paul I. Corddry
        (Director)                                      (Director)


      JOHN B. FERY                                     CLARK A. JOHNSON
--------------------------------                 -------------------------------
      John B. Fery                                     Clark A. Johnson
        (Director)                                       (Director)


     CHARLES D. LEIN                                    BEATRIZ RIVERA
---------------------------------                -------------------------------
     Charles D. Lein                                    Beatriz Rivera
       (Director)                                        (Director)


        J.B. SCOTT                                   THOMAS L. STEVENS, JR.
---------------------------------                -------------------------------
        J.B. Scott                                   Thomas L. Stevens, Jr.
        (Director)                                      (Director)


      WILL M. STOREY                                    STEVEN D. SYMMS
---------------------------------                -------------------------------
      Will M. Storey                                    Steven D. Symms
        (Director)                                        (Director)



                                Index to Exhibits
                          Filed with the Annual Report
                              on Form 10-K for the
                           Year Ended January 28, 1999


Number            Description
------            -----------
 2                Agreement and Plan of Merger, dated as of August 2, 1998,
                  among Albertson's, Inc., Abacus Holdings, Inc. and American
                  Stores Company (1)

 2.1              Stock Option Agreement, dated as of August 2, 1998, between
                  Albertson's, Inc. and American Stores Company (American
                  Stores Company as Issuer) (1)

 2.2              Stock Option Agreement, dated as of August 2, 1998, between
                  Albertson's, Inc. and American Stores Company (Albertson's,
                  Inc. as Issuer) (1)

 3.1              Restated Certificate of Incorporation (as amended) (2)

 3.1.1            Certificate of Designation, Preferences and Rights of Series
                  A Junior Participating Preferred Stock (3)

 3.1.2            Amendment to Certificate of Designation, Preferences and
                  Rights of Series A Junior Participating Preferred Stock

 3.2              By-Laws dated March 1, 1999

 4.1              Stockholder Rights Plan Agreement (4)

 4.1.1            Amendment No. One to Stockholder Rights Plan Agreement
                  (dated August 2, 1998) (5)

 4.1.2            Amendment No. Two to Stockholder Rights Plan Agreement
                  (dated March 16, 1999) (6)

 4.2              Indenture, dated as of May 1, 1992, between Albertson's,
                  Inc. and Morgan Guaranty Trust Company of New York as
                  Trustee (7)

 9                Inapplicable

10.1              J. A. and Kathryn Albertson Foundation Inc. Stock Agreement
                  (dated  May 21, 1997) (8)*

10.1.1            Waiver  regarding  Alscott  Limited  Partnership #1 Stock
                  Agreement (dated May 21, 1997) (8)*

10.1.2            Waiver regarding Kathryn Albertson Stock Agreement (dated
                  May 21, 1997)(8)*

10.5              Form of Beneficiary Agreement for Key Executive Life
                  Insurance (9)*

10.6              Executive Deferred Compensation Plan (amended and restated
                  February 1, 1989) (10)*

10.6.1            Amendment  to  Executive  Deferred  Compensation  Plan  (dated
                  December 4, 1989) (11)*

10.7              Senior Operations Executive Officer Bonus Plan (3)*

10.9              Description of Bonus Incentive Plans (amended December 3
                  1984)(12)*


Number            Description
------            -----------
10.10             Agreement Among Albertson's, Inc., Theo Albrecht Stiftung
                  And Theo Albrecht dated as of February 15, 1980 (13)

10.10.1           Letter Amendment of October 13, 1982, regarding Exhibit
                  10.10 (14)

10.10.2           First Amendment dated April 11, 1984, to Agreement among
                  Albertson's, Inc., Theo Albrecht Stiftung and
                  Theo Albrecht (15)

10.10.3           Second Amendment dated September 25, 1989 to Agreement among
                  Albertson's, Inc., Markus Stiftung and Theo Albrecht (11)

10.10.4           Third Amendment dated December 5, 1994 to Agreement among
                  Albertson's, Inc., Markus Stiftung and Theo Albrecht (16)

10.11             1982 Incentive Stock Option Plan (amended
                  March 4, 1991)(17)*

10.12             Form of 1982 Incentive Stock Option Agreement (amended
                  November 30, 1987) (18)*

10.12.1           Form of 1982 Incentive Stock Option Agreement (used in
                  Connection with certain  options granted  pursuant to the 1982
                  Incentive  Stock  Option Plan on or after  September  5, 1989)
                  (19)*

10.13             Executive Pension Makeup Plan (amended and restated
                  February 1, 1989) (10)*

10.13.1           First Amendment to Executive Pension Makeup Plan (dated
                  June 8, 1989) (20)*

10.13.2           Second Amendment to Executive Pension Makeup Plan (dated
                  January 12, 1990) (21)*

10.13.3           Third Amendment to Executive Pension Makeup Plan (dated
                  January 31, 1990) (22)*

10.13.4           Fourth Amendment to Executive Pension Makeup Plan (effective
                  January 1, 1995) (16)*

10.13.5           Amendment to Executive Pension Makeup Plan (retroactive to
                  January 1, 1990) (23)*

10.14             Credit Agreement (dated October 5, 1994) (24)

10.14.1           Amendment No. 1 to Credit Agreement (dated
                  October 25, 1995) (25)

10.14.2           Amended and Restated Credit Agreement (dated
                  December 17, 1996) (3)

10.15 Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989) (10)*

10.15.1           Amendment to Senior Executive Deferred Compensation Plan
                  (dated December 4, 1989) (11)*

10.16             1986 Nonqualified Stock Option Plan (amended
                  March 4, 1991) (17)*



Number            Description
------            -----------
10.17             Form of 1986 Nonqualified Stock Option Plan Stock Option
                  Agreement (amended November 30, 1987) (18)

10.18             Executive Pension Makeup Trust (dated
                  February 1, 1989) (10)*

10.18.1           Amendment to Executive Pension Makeup Trust (dated December 1,
                  1998) (26)*

10.19             Executive Deferred Compensation Trust (dated
                  February 1, 1989) (10)*

10.19.1           Amendment to Executive Deferred Compensation Trust (dated
                  December 1, 1998) (26)*

10.20             1990 Deferred Compensation Plan (17)*

10.20.1           Amendment to 1990 Deferred Compensation Plan (dated
                  April 12, 1994) (27)*

10.20.2           Amendment to 1990 Deferred Compensation Plan (dated
                  November 5, 1997) (28)*

10.20.3           Amendment to 1990 Deferred Compensation Plan (dated
                  November 1, 1998) (26)*

10.21             Non-Employee Directors' Deferred Compensation Plan (17)*

10.22             1990 Deferred Compensation Trust (dated
                  November 20, 1990) (17)*

10.22.1           Amendment to 1990 Deferred Compensation Trust (dated
                  December 1, 1998) (26)*

10.23             Letter Agreement with John B. Carley (dated
                  December 4, 1995) (23)*

10.24             1995 Stock-Based Incentive Plan (dated May 26, 1995) (29)*

10.24.1           Form of 1995 Stock-Based Incentive Plan Stock Option
                  Agreement (dated December 4, 1995) (23)*

10.25             1995 Stock Option Plan for Non-Employee Directors (dated
                  May 26, 1995) (29)*

10.25.1           Form of 1995  Stock  Option  Plan for  Non-Employee  Directors
                  Agreement (dated May 30, 1995) (29)*

10.26             Amended and Restated 1995 Stock-Based Incentive Plan (dated
                  November 12, 1998) (26)*

10.27             Termination and Consulting Agreement by and among American
                  Stores Company, Albertson's, Inc. and Victor L. Lund*

10.28             Credit Agreement (dated March 30, 1999) (30)

11                Inapplicable

12                Inapplicable


Number            Description
------            -----------
13                Exhibit 13 consists of pages 19 to 50 of Albertson's, Inc.
                  1998 Annual Report to Stockholders which are numbered as
                  pages 1 to 31 of Exhibit 13.  Such report, except to the
                  extent  incorporated  herein  by  reference,  has  been
                  sent to and furnished  for  the  information  of  the
                  Securities  and  Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K.
                  The  references to the pages  incorporated  by reference are to the printed  Annual  Report.  The references to the
                  pages of Exhibit 13 are as follows:  Item 3--page 24;
                  Item  5--pages 30 and 31; Item 6-page 28; Item 7-pages 1
                  through 5; item 7A-page 3; and Items 8 and 14--pages 6
                  through 27 and page 29.

16                Inapplicable

18                Inapplicable

21                Inapplicable

22                Inapplicable

23                Independent Auditors' Consent

24                Inapplicable

27                Financial Data Schedule - Fiscal Year 1998


  * Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

(1)  Exhibits 2, 2.1 and 2.2 are incorporated  herein by reference to Exhibit 2,
     2.1 and 2.2 of Form 10-Q for the quarter ended July 30, 1998.

(2) Exhibit 3.1 is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended April 30, 1998.

(3) Exhibits 3.1.1, 10.7 and 10.14.2 are incorporated herein by reference to Exhibits 3.1.1, 10.7 and 10.14.2, respectively, of Form 10-K for the year ended January 30, 1997.

(4) Exhibit 4.1 is incorporated herein by reference to Exhibit 1 of Form 8-A Registration Statement filed with the Commission on March 4, 1997.

(5) Exhibit 4.1.1 is incorporated herein by reference to Exhibit 1 of Amendment to Form 8-A Registration Statement filed with the Commission on August 6, 1998.

(6) Exhibit 4.1.2 is incorporated herein by reference to Exhibit 1 of Amendment to Form 8-A Registration Statement filed with the Commission on March 25, 1999.

(7) Exhibit 4.2 is incorporated herein by reference to Exhibit 4.1 of Form S-3 Registration Statement 333-41793 filed with the Commission on December 9, 1997. In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed herewith, because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(8) Exhibits 10.1, 10.1.1 and 10.1.2 are incorporated herein by reference to Exhibits 10.1, 10.1.1 and 10.1.2, respectively, of Form 10-Q for the quarter ended May 1, 1997.

(9) Exhibit 10.5 is incorporated herein by reference to Exhibit 10.5.1 of Form 10-K for the year ended January 30, 1986.

(10) Exhibits 10.6, 10.13, 10.15, 10.18 and 10.19 are incorporated herein by reference to Exhibits 10.6, 10.13, 10.15, 10.18 and 10.19, respectively, of Form 10-K for the year ended February 2, 1989.

(11) Exhibits 10.6.1, 10.10.3 and 10.15.1 are incorporated herein by reference to Exhibits 10.6.1, 10.10.3 and 10.15.1, respectively, of Form 10-Q for the quarter ended November 2, 1989.

(12) Exhibit 10.9 is incorporated herein by reference to Exhibit 10.9 of Form 10-K for the year ended January 31, 1985.

(13) Exhibit 10.10 is incorporated herein by reference to Exhibit 10.10 of Form 10-K for the year ended January 29, 1981.

(14) Exhibit 10.10.1 is incorporated herein by reference to Exhibit 10.10.1 of Form 10-K for the year ended February 3, 1983.

(15) Exhibit 10.10.2 is incorporated herein by reference to Exhibit 10.10.2 of Form 10-Q for the quarter ended May 3, 1994.

(16) Exhibits  10.10.4 and  10.13.4  are  incorporated  herein by  reference  To
     Exhibits 10.10.4 and 10.13.4 of Form 10-K for the year ended February 2, 1995.

(17) Exhibits 10.11, 10.16, 10.20, 10.21 and 10.22 are incorporated herein by reference to Exhibits 10.11, 10.16, 10.20, 10.21 and 10.22, respectively, of Form 10-K for the year ended January 31, 1991. Exhibit 10.11 expired by its terms in 1992 and Exhibit 10.16 expired by its terms in 1996. Notwithstanding such expiration, certain agreements for the options granted under these option plans remain outstanding.

(18) Exhibits 10.12 and 10.17 are  incorporated  herein by reference to Exhibits
     10.12 and 10.17, respectively, of Form 10-Q for the quarter ended October 29, 1987.

(19) Exhibit 10.12.1 is incorporated herein by reference to Exhibit 10.12.1 of Form 10-Q for the quarter ended August 3, 1989.

(20) Exhibit 10.13.1 is incorporated herein by reference to Exhibit 10.13.1 of Form 10-Q for the quarter ended May 4, 1989.

(21) Exhibit 10.13.2 is incorporated herein by reference to Exhibit 10.13.2 of Form 10-K for the year ended February 1, 1990.

(22) Exhibit 10.13.3 is incorporated herein by reference to Exhibit 10.13.3 of Form 10-Q for the quarter ended August 2, 1990.

(23) Exhibits 10.13.5, 10.23 and 10.24.1 are incorporated herein by reference to Exhibits 10.13.5, 10.23 and 10.24.1, respectively, of Form 10-K for the year ended February 1, 1996.

(24) Exhibit 10.14 is incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended November 3, 1994.

(25) Exhibit 10.14.1 is incorporated herein by reference to Exhibit 10.14.1 of Form 10-Q for the quarter ended November 2, 1995.

(26) Exhibits  10.18.1,  10.19.1,  10.20.3,  10.22.1 and 10.26 are  incorporated herein by  reference to Exhibits  10.18.1,  10.19.1,  10.20.3,  10.22.1 and
     10.26 of Form 10-Q for the quarter ended October 29, 1998.

(27) Exhibit 10.20.1 is incorporated herein by reference to Exhibit 10.20.1 of Form 10-Q for the quarter ended August 4, 1994.

(28) Exhibit 10.20.2 is incorporated herein by reference to Exhibit 10.20.2 of Form 10-K for the year ended January 29, 1998.

(29) Exhibits 10.24, 10.25 and 10.25.1 are incorporated herein by reference to Exhibits 10.24, 10.25 and 10.25.1, respectively, of Form 10-Q for the quarter ended May 4, 1995.

(30) Exhibit 10.28 is incorporated herein by reference to Exhibit 10.28 of Form 8-K dated April 5, 1999.