Form 10-Q
period 1999-04-29
ALBERTSONS INC /DE/
filed 1999-06-03
CIK 3333

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   For 13 Weeks Ended: April 29, 1999        Commission File Number: 1-6187



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                            -----      -----

     Number of Registrant's $1.00 par value
     common shares outstanding at May 28, 1999:         245,848,100

                          PART I. FINANCIAL INFORMATION



                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                      (in thousands except per share data)
                                   (unaudited)

                                                            13 WEEKS ENDED
                                               -----------------------------------------
                                                       April 29,             April 30,
                                                            1999                  1998
                                               -------------------    ------------------
Sales                                                 $4,167,564            $3,848,253
Cost of sales                                          3,012,783             2,823,783
                                               -------------------    ------------------
Gross profit                                           1,154,781             1,024,470

Selling, general and administrative expenses             908,755               803,856
Impairment - store closures                                                     29,423
                                               -------------------    ------------------
Operating profit                                         246,026               191,191

Other (expenses) income:
  Interest, net                                          (29,243)              (23,504)
  Other, net                                               4,300                 9,275
                                               -------------------    ------------------
Earnings before income taxes                             221,083               176,962
Income taxes                                              84,012                66,361
                                               -------------------    ------------------

NET EARNINGS                                          $  137,071            $  110,601
                                               ===================    ==================

EARNINGS PER SHARE:
  Basic                                                    $0.56                 $0.45
  Diluted                                                  $0.56                 $0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                  245,785               245,770
  Diluted                                                246,852               246,880

DIVIDENDS DECLARED PER SHARE                               $0.18                 $0.17


















See Notes to Consolidated Financial Statements

                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                         April 29, 1999
                                                            (unaudited)             January 28, 1999
                                              --------------------------    -------------------------
                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $   74,963                   $   80,646
  Accounts and notes receivable                                  148,844                      153,714
  Inventories                                                  1,434,358                    1,503,164
  Prepaid expenses                                                80,444                       38,871
  Deferred income taxes                                           60,046                       57,510
                                              --------------------------    -------------------------
           TOTAL CURRENT ASSETS                                1,798,655                    1,833,905

OTHER ASSETS                                                     284,898                      312,776

GOODWILL (net of accumulated amortization
  of $3,668 and $2,717, respectively)                            147,866                      148,322

LAND, BUILDINGS AND EQUIPMENT (net of
  accumulated depreciation and amortization
  of $2,198,757 and $2,113,318,
  respectively)                                                4,021,476                    3,938,965
                                              ==========================    =========================
                                                              $6,252,895                   $6,233,968
                                              ==========================    =========================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $  825,521                   $  873,956
  Salaries and related liabilities                               183,843                      171,706
  Taxes other than income taxes                                   72,072                       76,923
  Income taxes                                                   102,145                       47,142
  Self-insurance                                                  74,228                       73,066
  Unearned income                                                 56,584                       64,418
  Other current liabilities                                       72,339                       53,282
  Current maturities of long-term debt                            96,670                        6,991
  Current portion of capitalized lease
    obligations                                                   11,539                       11,347
                                              --------------------------    -------------------------
           TOTAL CURRENT LIABILITIES                           1,494,941                    1,378,831

LONG-TERM DEBT                                                 1,339,669                    1,527,432

CAPITALIZED LEASE OBLIGATIONS                                    156,423                      157,102

DEFERRED INCOME TAXES                                                                           7,267

OTHER L/T LIABILITIES AND DEFERRED CREDITS                       354,666                      352,882

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized
    - 10,000,000 shares; issued - none
  Common stock - $1 par  value;  authorized
    -  1,200,000,000  shares;  issued -
    245,843,400 shares and 245,697,363
    shares, respectively                                         245,843                      245,697
  Capital in excess of par value                                   9,016                        5,239
  Retained earnings                                            2,652,337                    2,559,518
                                              --------------------------    -------------------------
                                                               2,907,196                    2,810,454
                                              ==========================    =========================
                                                              $6,252,895                   $6,233,968
                                              ==========================    =========================

See Notes to Consolidated Financial Statements

                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 13 WEEKS ENDED
                                                      -------------------------------------
                                                             April 29,           April 30,
                                                                  1999                1998
                                                      -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                              $ 137,071           $ 110,601
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                           101,095              88,601
       Net deferred income taxes                               (24,544)            (17,620)
       Increase in cash surrender value of
         Company-owned life insurance                           (4,300)             (9,275)
       Impairment - store closures                                                  29,423
       Changes in operating assets and liabilities
        net of business acquisitions:
          Receivables and prepaid expenses                       9,286              (6,240)
          Inventories                                           68,806              44,126
          Accounts payable                                     (48,435)            (19,714)
          Other current liabilities                             79,980              52,145
          Self-insurance                                         2,711               4,948
          Unearned income                                      (10,731)              2,431
          Other long-term liabilities                            3,142               3,006
                                                      -----------------    ----------------
       Net cash provided by operating activities               314,081             282,432

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures                                   (179,696)           (159,914)
   Business acquisitions, net of cash acquired                                    (121,043)
   (Increase) decrease in other assets                             (56)              1,487
                                                      -----------------    ----------------
       Net cash used in investing activities                  (179,752)           (279,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                              161,000
   Payments on long-term borrowings                             (7,009)           (119,729)
   Net commercial paper activity                                76,622             (37,633)
   Payment on bank line borrowings                            (170,695)
   Proceeds from stock options exercised                         2,838                 890
   Cash dividends paid                                         (41,768)            (39,318)
                                                      -----------------    ----------------
       Net cash used in financing activities                  (140,012)            (34,790)
                                                      -----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (5,683)            (31,828)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                     80,646             108,083
                                                      -----------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  74,963           $  76,255
                                                      =================    ================







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

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items except for the 1998 impairment charge discussed under "Impairment - Store Closures." The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1998 Annual Report.

   The balance sheet at January 28, 1999, has been taken from the audited financial statements at that date.

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


Impairment - Store Closures
---------------------------
   The Company recorded a charge to earnings in the first quarter of 1998 related to management's decision to close 16 underperforming stores in 8 states. The charge included impaired real estate and equipment, as well as the present value of remaining liabilities under leases, net of expected sublease recoveries. As of April 29, 1999, 13 of these stores had been closed and management believes the 1998 charge and remaining reserve are adequate.


Indebtedness
------------
   On March 30, 1999, the Company entered into a revolving credit agreement with a syndicate of commercial banks whereby the Company may borrow principal amounts up to $1.5 billion at varying interest rates at any time prior to March 28, 2000. The agreement has a one-year term out option which allows the Company to convert any loans outstanding on the expiration date of the agreement into one-year term loans. The agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2.1 billion.

   In addition to the new revolving credit agreement, the Company has its $600 million revolving credit agreement, whereby the Company may borrow principal amounts at varying interest rates any time prior to December 17, 2001. The combination of the two revolving credit agreements allows the Company to borrow principal amounts up to $2.1 billion and serves as backup financing for the Company's commercial paper and bank line borrowings. There were no amounts outstanding under either revolving credit agreement as of April 29, 1999.

Supplemental Cash Flow Information
----------------------------------
   Selected  cash  payments  and  noncash   transactions  were  as  follows  (in
thousands):

                                                    13 Weeks Ended              13 Weeks Ended
                                                    April 29, 1999              April 30, 1998
                                              -----------------------     -----------------------
   Cash payments for:
     Income taxes                                         $ 51,453                    $ 24,712
     Interest, net of amounts
       capitalized                                           8,025                       7,136
   Noncash transactions:
     Tax benefits related to stock
       options                                               1,156                         615
     Fair market value of stock
       exchanged for options and related
       tax withholdings                                        143                         313
     Capitalized leases incurred                             2,211                       2,900
     Note payable related to
       business acquisition                                                              8,000
     Liabilities assumed in connection
       with asset acquisition                                  300


Business Combination
---------------------
   On August 2, 1998, the Company entered into a definitive merger agreement with American Stores Company (ASC) which was approved by the stockholders of Albertson's and ASC on November 12, 1998. The agreement provides for a business combination between the Company and ASC in which ASC will become a wholly owned subsidiary of the Company. Under the terms of the agreement, the holders of ASC common stock will be issued 0.63 shares of Albertson's, Inc., common stock in exchange for each share of ASC common stock, with cash being paid in lieu of fractional shares, in a transaction intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization for federal income tax purposes. Based on the number of common shares outstanding as of Albertson's and ASC's respective 1999 first quarter ends, consummation of the merger would result in former stockholders of ASC holding approximately 42% of the outstanding Albertson's common stock (assuming no conversion of outstanding options). The transaction is subject to certain conditions, including, among others, regulatory approvals and other customary closing conditions and is expected to close before June 30, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                       Percent to Sales
                               --------------------------------
                                        13 weeks ended               Percentage
                               --------------------------------
                                      4-29-99          4-30-98         Increase
                               --------------- ----------------  ---------------
   Sales                              100.00%          100.00%             8.3%
   Gross profit                        27.71            26.62             12.7
   Selling, general and
     administrative expenses           21.81            20.89             13.0
   Impairment - store closures                           0.76              N.A.
   Operating profit                     5.90             4.97             28.7
   Net interest expense                 0.70             0.61             24.4
   Earnings before
     income taxes                       5.30             4.60             24.9
   Net earnings                         3.29             2.87             23.9

   Sales increased due to improved identical store sales and the continued expansion of net retail square footage. Identical store sales increased 0.7% and comparable store sales (which include replacement stores) increased 0.8%. Management estimates that there was deflation in products the Company sells of approximately 0.9% (annualized). During the 13 weeks ended April 29, 1999, the Company opened 8 stores and 9 fuel centers, remodeled 9 stores, completed 9 strategic retrofits and closed 1 store which was replaced by a larger Albertson's store. Retail square footage increased to 48.9 million square feet, a net increase of 9.3% from April 30, 1998.

   In addition to new store development, the Company plans to increase sales through its continued investment in programs initiated in recent years which are designed to provide solutions to customer needs. These programs include: the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas;" special destination categories such as Albertson's Better Care pharmacies, baby care, pet care and snack and beverage centers; and increased emphasis on training programs utilizing Computer Guided Training. To provide additional solutions to customer needs, the Company has added new, gourmet-quality bakery products and organic grocery and produce items. Other solutions include neighborhood marketing, targeted advertising and exciting new and remodeled stores.

   Gross profit, as a percent to sales, increased primarily as a result of improvements made in retail stores, including improvements in under-performing stores and improved sales mix of partially prepared, value-added products. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The Company's distribution centers provided approximately 77% of retail store purchases. Utilization of the Company's distribution centers has enabled the Company to improve its control over product costs and product distribution. The pre-tax LIFO charge reduced gross profit by $5.0 million (0.12% to sales) for the 13 weeks ended April 29, 1999, as compared to $8.0 million (0.21% to sales) for the 13 weeks ended April 30, 1998.

   Selling, general and administrative expenses, as a percent to sales, increased due primarily to increased labor and related benefit costs resulting from the Company's initiatives to increase sales, and increased depreciation expense associated with the Company's expansion program. Included in this increase is approximately $4 million in merger related costs primarily related to integration planning and financing activities associated with the pending American Stores Company merger.

   The increase in net interest expense resulted primarily from higher average outstanding debt during the 13 weeks ended April 29, 1999, as compared to the 13 weeks ended April 30, 1998. The average outstanding debt has increased as a result of the Company's continued investment in new and acquired stores.


Liquidity and Capital Resources
-------------------------------
   The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash provided by operating activities during the 13 weeks ended April 29, 1999, was $314 million compared to $282 million in the prior year. During the 13 weeks ended April 29, 1999, the Company invested $180 million for net capital expenditures. The Company's financing activities for the 13 weeks ended April 29, 1999, included a net increase of commercial paper borrowings of $77 million, repayment of long-term debt and bank line borrowings of $178 million and $42 million for the payment of dividends.

   The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements from seasonal fluctuations in working capital resulting from operations and the Company's capital expenditure program. Accordingly, commercial paper borrowings and bank line borrowings will fluctuate between the Company's quarterly reporting periods. The Company had $406 million of commercial paper borrowings outstanding at April 29, 1999, compared to $500 of commercial paper and bank line borrowings at January 28, 1999, and $246 million of commercial paper at April 30, 1998.

   On March 30, 1999, the Company entered into a revolving credit agreement with a syndicate of commercial banks whereby the Company may borrow principal amounts up to $1.5 billion at varying interest rates at any time prior to March 28, 2000. The agreement has a one-year term out option which allows the Company to convert any loans outstanding on the expiration date of the agreement into one-year term loans. The agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2.1 billion.

   In addition to the new revolving credit agreement, the Company has its $600 million revolving credit agreement, whereby the Company may borrow principal amounts at varying interest rates any time prior to December 17, 2001. The combination of the two revolving credit agreements allows the Company to borrow principal amounts up to $2.1 billion and serves as backup financing for the Company's commercial paper and bank line borrowings. There were no amounts outstanding under either revolving credit agreement as of April 29, 1999.

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

   The initial phase of the Year 2000 project was assessment and planning. This phase is substantially complete and included an assessment of all computer hardware, software, systems and processes ("IT Systems") and non-information technology systems such as telephones, clocks, scales, refrigeration controllers and other equipment containing embedded microprocessor technology ("Non-IT Systems"). The completion of upgrades, validation and forward date testing for all systems is scheduled for third fiscal quarter of 1999 although many systems have been completed. The Company expects to successfully implement the remediation of the IT Systems and Non-IT Systems.

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

   The total costs to address the Company's Year 2000 issues are estimated to be approximately $18 million, of which approximately $4 million has been or will be expensed and approximately $14 million has been or will be capitalized. These costs include expenditures accelerated for Year 2000 compliance. To date, the Company has spent approximately 92% of the estimated costs. These costs have been funded through operating cash flow and represent an immaterial portion of the Company's IT budget.

   The Company is dependent on the proper operation of its internal computer systems and software for several key aspects of its business operations, including store operations, merchandise purchasing, inventory management, pricing, sales, warehousing, transportation, financial reporting and administrative functions. The Company is also dependent on the proper operation of the computer systems and software of third parties providing critical goods and services to the Company, including vendors, utilities, financial institutions, government entities and others. The Company believes that its efforts will result in Year 2000 compliance. However, the failure or malfunction of internal or external systems could impair the Company's ability to operate its business in the ordinary course and could have a material adverse effect on its results of operations.

   The Company is currently developing its contingency plans and intends to formalize these plans with respect to its most critical applications during the third quarter of 1999. Contingency plans may include manual workarounds, increased inventories and extra staffing.

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


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
   Three civil lawsuits filed in September 1996 as purported statewide class actions in Washington, California and Florida and two civil lawsuits filed in April 1997 in federal court in Boise, Idaho, as purported multi-state class actions covering the remaining states in which the Company operated at the time have been brought against the Company raising various issues that include: (i) allegations that the Company has a widespread practice of permitting its employees to work "off-the-clock" without being paid for their work and
(ii)allegations that the Company's bonus and workers' compensation plans are unlawful. Four of these suits are being sponsored and financed by the United Food and Commercial Workers (UFCW) International Union. The five suits have been consolidated in Boise, Idaho. The consolidated complaint for these suits further alleges claims under the Employee Retirement Income Security Act. In addition, three other similar suits have been filed as purported class actions in Colorado, New Mexico and Nevada which, in effect, duplicate the coverage of the UFCW-sponsored suits under state law. These three cases have been transferred to the federal court in Boise, Idaho, for consolidation or coordination with the pending Boise litigation.

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

   Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial condition.

   The Company is also involved in routine litigation incidental to operations. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition.


Item 2.  Changes in Securities
------------------------------
   In accordance with the Company's $1.5 billion revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $2.1 billion.


Item 3.  Defaults upon Senior Securities
----------------------------------------
   Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   The Company held its Annual Meeting of Stockholders on May 28, 1999, and transacted the following business:


     (a)     Election of Class I Directors:

                            Nominee                            Votes For           Votes Withheld
             -------------------------------------    --------------------     -----------------------
               Clark A. Johnson                              218,025,967                1,468,372
               Charles D. Lein                               217,983,230                1,511,109
               Gary G. Michael                               218,067,633                1,426,706
               Thomas L. Stevens, Jr.                        218,015,534                1,478,805
               Steven D. Symms                               217,588,733                1,905,606


             Election of Class II Director:

                            Nominee                            Votes For           Votes Withheld
             -------------------------------------    --------------------     ------------------------
               Thomas J. Wilford                             218,067,742                1,426,597

             Continuing Class II Directors:

                A. Gary Ames          John B. Carley          Paul I. Corddry
                Beatriz Rivera

             Continuing Class III Directors:

                Cecil D. Andrus       John B. Fery            Richard L. King
                J. B. Scott           Will M. Storey

             Director Emeritus:

                Kathryn Albertson

     (b)     Ratification of Appointment of Independent Auditors:

                                          Votes Against                                   Broker Nonvotes
                   Votes For                                        Abstentions
             ---------------------    --------------------     --------------------    ---------------------
                  218,688,481                219,920                  585,938                    0

     (c)     Stockholder proposal to declassify the Board of Directors:

                                          Votes Against                                   Broker Nonvotes
                   Votes For                                        Abstentions
             ---------------------    --------------------     --------------------    ---------------------
                   62,572,511              131,624,956               1,709,614               23,587,258


Item 5.  Other Information
--------------------------
   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   a.   Exhibits

          Number   Description

          27       Financial data schedule for the 13 weeks ended April 29, 1999

   b. The following reports on Form 8-K were filed during the quarter ended April 29, 1999:

          Current Report on Form 8-K dated April 5, 1999, regarding the revolving credit agreement with a syndicate of banks, whereby the Company may borrow principal amounts up to $1.5 billion at varying interest rates any time prior to March 28, 2000.

                               SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ALBERTSON'S, INC.
                                       ---------------------------------
                                                  (Registrant)



Date:    June 3, 1999              /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Executive Vice President
                                        and Chief Financial Officer