Form 10-Q
period 1999-07-29
ALBERTSONS INC /DE/
filed 1999-09-09
CIK 3333

FORM 10-Q






                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For 26 Weeks Ended: July 29, 1999 Commission File Number: 1-6187



                                ALBERTSON'S, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                82-0184434
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho                     83726
-----------------------------------------------                  ----------
                  (Address)                                      (Zip Code)


     Registrant's telephone number, including area code:  (208) 395-6200
                                                          --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

     Number of Registrant's $1.00 par value
     common shares outstanding at August 26, 1999:   423,549,592



                                                         PART I. FINANCIAL INFORMATION

                                                               ALBERTSON'S, INC.
                                                             CONSOLIDATED EARNINGS
                                                      (in thousands except per share data)
                                                                  (unaudited)

                                                            13 WEEKS ENDED                          26 WEEKS ENDED
                                                   ----------------------------------    --------------------------------------
                                                          July 29,         July 30,              July 29,           July 30,
                                                              1999             1998                  1999               1998
                                                   ---------------- -----------------    ------------------ -------------------
Sales                                                   $9,381,341       $8,945,068           $18,596,628        $17,666,007
Cost of sales                                            6,825,931        6,550,025            13,538,614         12,973,227
                                                   ---------------- -----------------    ------------------ -------------------
Gross profit                                             2,555,410        2,395,043             5,058,014          4,692,780

Selling, general and
  administrative expenses                                2,172,341        1,952,051             4,230,489          3,854,659
Merger related and exit    costs                           457,768                                428,904
Impairment - store closures                                                                                           29,423
                                                   ---------------- -----------------    ------------------ -------------------
Operating (loss) profit                                    (74,699)         442,992               398,621            808,698

Other (expenses) income:
  Interest, net                                            (77,829)         (85,708)             (159,860)          (168,380)
  Other, net                                                   513            2,576                 4,813             11,851
                                                   ---------------- -----------------    ------------------ -------------------
(Loss) earnings before
 income taxes and extra-
 ordinary item                                            (152,015)         359,860               243,574            652,169
Income taxes                                                52,828          143,282               209,926            259,129
                                                   ---------------- -----------------    ------------------ -------------------
(Loss) earnings before
  extraordinary item                                      (204,843)         216,578                33,648            393,040
Extraordinary loss on
  extinguishment of debt, net
  of tax benefit of $7,388                                 (23,272)                               (23,272)
                                                   ---------------- -----------------    ------------------ -------------------

NET (LOSS) EARNINGS                                     $ (228,115)      $  216,578           $    10,376        $   393,040
                                                   ================ =================    ================== ===================

BASIC (LOSS) EARNINGS PER SHARE:
  (Loss) earnings before                                  $(0.49)           $0.52
     extraordinary item                                                                          $ 0.08               $0.94
  Extraordinary item                                       (0.06)                                 (0.06)
                                                   ---------------- -----------------    ------------------ -------------------
  Net (loss) earnings                                     $(0.54)           $0.52                $ 0.02               $0.94
                                                   ================ =================    ================== ===================

DILUTED (LOSS)EARNINGS PER SHARE:
  (Loss) earnings before                                  $(0.49)           $0.52
     extraordinary item                                                                          $ 0.08               $0.93
  Extraordinary item                                       (0.06)                                 (0.06)
                                                   ---------------- -----------------    ------------------ -------------------
  Net (loss) earnings                                     $(0.54)           $0.52                $ 0.02               $0.93
                                                   ================ =================    ================== ===================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
     Basic                                                 421,619          418,518               420,953            418,455
     Diluted                                               421,619          420,488               422,317            420,522



See Notes to Consolidated Financial Statements.



                                                               ALBERTSON'S, INC.
                                                          CONSOLIDATED BALANCE SHEETS
                                                            (dollars in thousands)

                                                                                    July 29, 1999               January 28,
                                                                                      (unaudited)                      1999
                                                                              --------------------       -------------------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 35,848                 $ 116,139
   Accounts and notes receivable                                                         530,021                   581,625
   Inventories                                                                         3,113,215                 3,249,179
   Prepaid expenses                                                                      113,622                   106,800
   Refundable income taxes                                                               101,364
   Assets held for sale                                                                  570,461
   Deferred income taxes                                                                  86,897                   132,565
                                                                              --------------------       -------------------
                TOTAL CURRENT ASSETS                                                   4,551,428                 4,186,308

OTHER ASSETS                                                                             574,062                   663,301

GOODWILL (net of accumulated amortization of
   $573,854 and $581,851, respectively)                                                1,611,002                 1,737,936

LAND, BUILDINGS AND EQUIPMENT (net of
   accumulated depreciation and amortization
   of $4,655,868 and $4,774,030, respectively)                                         8,385,943                 8,543,722
                                                                              --------------------       -------------------

                                                                                     $15,122,435               $15,131,267
                                                                              ====================       ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                  $ 2,158,492               $ 2,186,505
   Salaries and related liabilities                                                      471,421                   512,165
   Taxes other than income taxes                                                         184,779                   168,920
   Income taxes                                                                                                     62,534
   Self-insurance                                                                        142,023                   172,709
   Unearned income                                                                        88,299                   101,251
   Other current liabilities                                                             256,189                    91,713
   Merger related accruals                                                                58,628
   Current maturities of long-term debt                                                  340,121                    49,871
   Current capitalized lease obligations                                                  19,483                    18,118
                                                                              --------------------       -------------------
                TOTAL CURRENT LIABILITIES                                              3,719,435                 3,363,786

LONG-TERM DEBT                                                                         4,838,264                 4,905,392
CAPITALIZED LEASE OBLIGATIONS                                                            200,989                   202,171
SELF-INSURANCE                                                                           375,677                   315,180
DEFERRED INCOME TAXES                                                                     79,609                   207,833
OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                         448,782                   615,255
STOCKHOLDERS' EQUITY:
   Preferred stock - $1.00 par value;  authorized - 10,000,000 shares;  issued -
     none
   Common stock - $1.00 par value;  authorized - 1,200,000,000  shares; issued -
     423,466,327
     shares and 434,557,800 shares, respectively                                         423,466                   434,557
   Capital in excess of par value                                                        144,487                   579,403
   Treasury stock - 0 and 14,554,669 shares,
     respectively                                                                                                (519,051)
   Retained earnings                                                                   4,891,726                 5,026,741
                                                                              --------------------       -------------------
                                                                                       5,459,679                 5,521,650
                                                                              --------------------       -------------------
                                                                                     $15,122,435               $15,131,267
                                                                              ====================       ===================


See Notes to Consolidated Financial Statements.



                                                               ALBERTSON'S, INC.
                                                            CONSOLIDATED CASH FLOWS
                                                                (in thousands)
                                                                  (unaudited)

                                                                                              26 WEEKS ENDED
                                                                              -----------------------------------------------
                                                                                        July 29,                   July 30,
                                                                                            1999                       1998
                                                                              --------------------       --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                       $   10,376                 $  393,040
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                                     418,383                    396,058
       Goodwill amortization                                                              29,687                     28,109
       Merger related noncash charges                                                    303,545
       Impairment - store closures                                                                                   29,423
       Net gain on asset sales                                                            (1,726)                    (1,741)
       Net deferred income taxes                                                         (82,556)                   (13,359)
       Increase in cash surrender value of
         Company-owned life insurance                                                     (4,813)                   (11,282)
       Changes in operating assets and
       liabilities:
         Receivables and prepaid expenses                                                154,043                      2,856
         Inventories                                                                       5,964                    194,601
         Accounts payable                                                                (28,013)                  (164,283)
         Other current liabilities                                                         5,278                    (44,659)
         Self-insurance                                                                   29,811                    (55,388)
         Unearned income                                                                  (9,520)                    (3,031)
         Other long-term liabilities                                                    (168,022)                    15,467
                                                                              --------------------       --------------------
   Net cash provided by operating activities                                             662,437                    765,811

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                                                                 (837,445)                  (671,123)
   Business acquisitions, net of cash acquired                                                                     (121,348)
   Increase in other assets                                                              (18,746)                   (72,297)
                                                                              --------------------       --------------------
   Net cash used in investing activities                                                (856,191)                  (864,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                  1,800,000                    462,000
   Payments on long-term borrowings                                                     (838,495)                  (176,767)
   Net commercial paper and bank line activity                                          (755,874)                  (130,128)
   Proceeds from stock options exercised                                                  20,110                     19,749
   Cash dividends                                                                       (112,278)                  (130,414)
   Stock purchased and retired                                                                                      (16,518)
                                                                              --------------------       --------------------
   Net cash provided by financing activities                                             113,463                     27,922
                                                                              --------------------       --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (80,291)                   (71,035)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                             116,139                    155,877
                                                                              --------------------       --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   35,848                 $   84,842
                                                                              ====================       ====================


See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Business Combination
On August 2, 1998, Albertson's Inc. ("Albertson's" or the "Company") and American Stores Company ("ASC") entered into a definitive merger agreement ("Merger Agreement") whereby Albertson's would acquire ASC by exchanging 0.63 share of Albertson's common stock for each outstanding share of ASC common stock, with cash being paid in lieu of fractional shares (the "Merger") and ASC would be merged into a wholly-owned subsidiary of Albertson's. In addition, outstanding rights to receive ASC common stock under ASC stock option plans would be converted into rights to receive equivalent Albertson's common stock.

The Merger was consummated on June 23, 1999, with the issuance of approximately 177 million shares of Albertson's common stock. The Merger constituted a tax-free reorganization and has been accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present as a single interest, two or more common stockholders' interests that were previously independent; accordingly, these consolidated financial statements restate the historical financial statements as though the companies had always been combined. The restated financial statements are adjusted to conform the accounting policies and financial statement presentations.

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items except for the merger related charges discussed under "Merger Related and Exit Costs" and the 1998 impairment charge discussed under "Impairment - Store Closures". The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the supplemental consolidated financial statements for each of the three years in the period ended January 28, 1999, as included in the Company's Form 8-K filed with the Securities and Exchange Commission on July 16, 1999 ("July 1999 8-K"). The balance sheet at January 28, 1999, has been taken from the audited supplemental consolidated balance sheet included in the Company's July 1999 8-K.

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

Reclassifications and Conformity Adjustments
Certain reclassifications and adjustments have been made to the consolidated supplemental financial statements for conformity purposes.

Reporting Periods
The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the fiscal year ends on the Thursday nearest to January 31 each year (the Saturday nearest to January 31 for ASC).

The consolidated financial information includes the results of operations for a full 13 week and 26 week period with Albertson's period ending July 29, 1999, and ASC's period ending July 31, 1999.

Merger Related and Exit Costs
Results of operations for the 13 weeks ended July 29, 1999, include $576 million of merger related and exit costs ($464 million after tax). The following table presents the pre-tax costs incurred by category of expenditure and merger related accruals included in the Company's consolidated balance sheet (in millions):

                                               Exit       Merger          Extraordinary       Period
                                              Costs       Charge                   Loss        Costs        Total
                                       ------------- ------------ ---------------------- ------------ ------------

Severance costs                              $   93        $   8                               $   2       $  103
Write-down of assets
  to net realizable
  value and other                               272                                                1          273
Transaction and
  financing costs                                                                $   31           73          104
Integration costs                                              9                                  11           20
Stock option charge                                           76                                               76
                                       ------------- ------------ ---------------------- ------------ ------------
  Total costs                                   365           93                     31           87          576
Cash expenditures                               (72)          (7)                   (22)         (84)        (185)
Write-down of assets
  to net realizable
  value                                        (256)                                                         (256)
Stock option charge                                          (76)                                             (76)
                                       ============= ============ ====================== ============ ============
Merger related accruals
  at July 29, 1999                           $   37        $  10                 $    9        $   3       $   59
                                       ============= ============ ====================== ============ ============


Employee severance costs consist of severance for employees who were terminated or were notified of termination. Approximately 600 employees will be severed as a result of the Merger of which 181 were terminated as of July 29, 1999.

The write-down of assets to net realizable value includes the expected loss on disposal of stores required to be divested (discussed below) and duplicate and abandoned facilities, including administrative offices, intangibles and information technology equipment which were abandoned by the Company or are being held for sale. The estimated fair values of assets held for sale were determined using negotiated sales prices or independent appraisals.

Transaction and financing costs consist primarily of professional fees paid for investment banking, legal, accounting, printing and regulatory filing fees. Financing costs also include the extraordinary loss on extinguishment of debt discussed under "Indebtedness" below.

Integration costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and were expensed as incurred.

As a result of the Merger, stock options and certain shares of restricted stock granted under Albertson's and ASC's stock option and stock award plans automatically vested upon the change of control as defined separately in the plans. In addition to the conversion of ASC options into rights to acquire shares of Company common stock, option holders had the right (limited stock appreciation right or LSAR), during an exercise period of up to 60 days after the occurrence of a change of control (but prior to consummation of the Merger), to elect to surrender all or part of their options in exchange for shares of Albertson's common stock having a value equal to the excess of the change of control price over the exercise price (which shares were deliverable upon the Merger).

Approval of the Merger Agreement on November 12, 1998, by ASC's stockholders accelerated the vesting of 6.4 million equivalent stock options granted under Pre-1997 ASC Plans (approximately 60% of ASC's outstanding stock options) and permitted the holders of these options to exercise LSARs. The exercisability of
6.4 million LSARs resulted in ASC recognizing a $195.3 million merger related stock option charge (pre-tax) during the fourth fiscal quarter of 1998. This charge was recorded based on the difference between the average equivalent option exercise price of $30.40 and the average market price at measurement date of $60.78. Of the 6.4 million equivalent options, 3.9 million were exercised using the LSAR feature, 1.1 million were exercised without using the LSAR, and at expiration of the LSAR on January 10, 1999, 1.4 million equivalent options reverted back to fixed price options at an average equivalent exercise price of $32.00.

In the first quarter of 1999 a market price adjustment of $28.9 million was recorded as a reduction of merger related and exit costs to reflect a decline in the relevant stock price at the end of the first fiscal quarter relative to the
3.9 million exercised LSARs. The actual change of control price used to measure the value of these exercised LSARs became determinable at the date the Merger was consummated and resulted in no further adjustments. Upon Merger consummation, the change of control price was $53.77 per share, resulting in the issuance of approximately 1.7 million Company shares.

LSARs relating to approximately 4.0 million equivalent stock options became exercisable upon regulatory approval of the Merger, which resulted in recognition of an additional noncash charge of $76.5 million in the second quarter of fiscal 1999, which is included with the merger related and exit costs. This charge was based upon an average equivalent exercise price of $37.65 and a change of control price of $56.96 which includes an adjustment factor for the early termination of the LSAR feature. A total of 0.8 million Company shares were issued in satisfaction of those options for which the LSAR feature was elected and the remaining options were converted into options to acquire approximately 1.2 million Company shares at an average exercise price of $37.65.

In connection with the Merger, the Company entered into agreements with the Attorneys General of California, Nevada and New Mexico and the Federal Trade Commission to enable the Merger to proceed under applicable antitrust, competition and trade regulation law. The agreements require the Company to divest a total of 117 stores in California, 19 stores in Nevada and 9 stores in New Mexico. Of the stores required to be divested, 40 are ASC locations operated primarily under the Lucky name, and 105 are Albertson's stores operated primarily under the Albertson's name. In addition, the Company will divest four supermarket real estate sites as required by the agreements. The stores identified for disposition had sales of $2.3 billion in fiscal 1998. The Company expects the divestitures to be substantially completed by the end of the third quarter of 1999.

Impairment - Store Closures
The Company recorded a charge to earnings in the first quarter of 1998 related to management's decision to close 16 underperforming stores in 8 states. The charge included impaired real estate and equipment, as well as the present value of remaining liabilities under leases, net of expected sublease recoveries. Substantially all of these stores have been closed and management believes the 1998 charge and remaining reserves are adequate.

Income Taxes
The effective income tax rate for 1999 increased as a result of the effect of certain merger related and exit costs for which there were not corresponding tax benefits.

Earnings Per Share
As a result of the second quarter net loss,  1,319,262 shares were anti-dilutive
and,  accordingly,   were  not  included  in  the  diluted  earnings  per  share calculation for the 13 weeks ended July 29, 1999.

Indebtedness
On March 30, 1999, the Company entered into a revolving credit agreement with a syndicate of commercial banks whereby the Company may borrow principal amounts up to $1.5 billion at varying interest rates at any time prior to March 28, 2000. The agreement has a one-year term out option which allows the Company to convert any loans outstanding on the expiration date of the agreement into one-year term loans. The agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2.1 billion. In addition to the new revolving credit agreement, the Company has an existing $600 million revolving credit agreement, whereby the Company may borrow principal amounts at varying interest rates any time prior to December 17, 2001. The combination of the two revolving credit agreements allows the Company to borrow principal amounts up to $2.1 billion and serves as backup financing for the Company's commercial paper borrowings. There were no amounts outstanding under either revolving credit agreement as of July 29, 1999.

Following the Merger the Company has consolidated several of the commercial paper, bank lines and other financing arrangements. The consolidation of debt included the repayment of outstanding amounts under ASC's revolving credit facilities and other debt containing change of control provisions and the tender for, or open market purchases of, certain higher coupon debt. As a result, the following debt was extinguished (in millions):

                                                                                                         Amount
Debt Description                                    Reason for Repayment                           Extinguished
--------------------------------------------------- --------------------------------- --------------------------
Revolving Credit Facility                           Change of control                                   $ 500.0
Bank borrowing due 2000                             Change of control                                      75.0
10.6% Note due in 2004                              Change of control                                      93.4
9.125% Notes due 2002                               Tender offer                                          170.1
8.0% Debentures due 2026                            Open market purchases                                  78.3
7.9% Debentures due 2017                            Open market purchases                                   4.5


In July 1999 the Company issued $500 million of floating rate notes. The notes are due July 2000 and bear interest based on LIBOR commercial paper rates that reset monthly. As of July 29, 1999, the interest rate was 5.16% on the outstanding notes. These notes were issued under the Company's commercial paper program.

In July 1999 the Company issued $1.3 billion of term notes under a shelf registration statement filed with the Securities and Exchange Commission in February 1999. The notes are comprised of: $300 million of principal bearing interest at 6.55% due August 1, 2004; $350 million of principal bearing interest at 6.95% due August 1, 2009; and $650 million of principal bearing interest at 7.45% due August 1, 2029. Interest is paid semiannually. Proceeds were used primarily to repay borrowings under the Company's commercial paper program. Additional securities up to $1.2 billion remain available for issuance under the Company's 1999 registration statement.

On May 14, 1999, ASC terminated its $300 million LIBOR basket swap at a cost of $0.8 million. The five-year swap agreement had been entered into in 1997 and diversified the indices used to determine the interest rate on a portion of the Company's variable rate debt by providing for payments based on foreign LIBOR indices which were reset every three months. The fair value of the agreement based on market quotes at fiscal year-end 1998 was a loss of $5.3 million.

In July 1999 the Company negotiated an amendment to a $200 million term loan agreement between ASC and a group of commercial banks. The original agreement contained a change of control provision. The amended agreement has revised representations, warranties and covenants which substantially mirror the Company's $1.5 billion revolving credit agreement as well as a guarantee by Albertson's, Inc. The amended fixed rate loans carry interest based upon a pricing schedule (which averages 6.75%) dependent upon the Company's long-term debt rating, and mature July 3, 2004.

Supplemental Cash Flow Information
Selected cash payments and noncash activities were as follows (in thousands):


                                                                          26 Weeks Ended                26 Weeks Ended
                                                                           July 29, 1999                 July 30, 1998
                                                                  -----------------------       -----------------------
Cash payments for:
   Income taxes                                                                $ 373,676                     $ 288,475
   Interest, net of amounts
     capitalized                                                                 169,585                       155,821
Noncash activities:
   Capitalized leases incurred                                                    11,344                         8,049
   Capitalized leases terminated                                                     646                         5,509
   Tax benefits related to stock
     options                                                                       5,438                         1,450
   Liabilities assumed in connection
     with asset acquisition                                                        6,976                            90
   Increase in cash surrender value
     of Company-owned life insurance                                               4,813                        11,282
   Fair market value of stock
     exchanged for option price and
     tax withholdings                                                              1,091
   Noncash merger charges:
     Write-down of assets to net realizable
      value                                                                      255,948
     Stock option charge                                                          47,597
   Impairment loss - store closures                                                                             29,423
   Note payable related to
     business acquisition                                                                                        8,000


Recent Accounting Standards
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's 2001 fiscal year. The Company has not yet completed its evaluation of this standard or its impact, if any, on the Company's reporting requirements.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Combination
On August 2, 1998, Albertson's Inc. ("Albertson's" or the "Company") and American Stores Company ("ASC") entered into a definitive merger agreement ("Merger Agreement") whereby Albertson's would acquire ASC by exchanging 0.63 share of Albertson's common stock for each outstanding share of ASC common stock, with cash being paid in lieu of fractional shares (the "Merger") and ASC would be merged into a wholly-owned subsidiary of Albertson's.

The Merger was consummated on June 23, 1999, with the issuance of approximately 177 million shares of Albertson's common stock. The Merger constituted a tax-free reorganization and has been accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present as a single interest, two or more common stockholders' interests that were previously independent; accordingly, these consolidated financial statements restate the historical financial statements as though the companies had always been combined. The restated financial statements are adjusted to conform the accounting policies and financial statement presentations.

Results of Operations - Second Quarter
Sales for the 13 weeks ended July 29, 1999, increased 4.9% primarily as a result of the continued expansion of net retail square footage. Identical store sales increased 1.1% and comparable store sales (which include replacement stores) increased 1.5%. Management estimates that there was deflation in the price of products the Company sells of approximately 0.6% (annualized). During the second quarter the Company opened 21 combination food and drug stores, 14 drug stores and 7 fuel centers. The Company closed 16 conventional and combination food and drug stores, 3 of which were required divestitures and 6 of which were replaced with newer stores. The Company also closed 12 drug stores, 5 of which were replaced with newer stores. Sixteen stores were remodeled during the second quarter. Construction of a new distribution center in Tulsa, Oklahoma was completed August 1, 1999, and shipments to the Company's stores in the Midwest began on August 16, 1999. Retail square footage increased to 98.9 million square feet, a net increase of 6.0% from July 30, 1998.

In addition to store development, the Company plans to increase sales through its investment in programs initiated in recent years which are designed to provide solutions to customer needs. These programs include the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas(R)"; special destination categories; pharmacy and health initiatives; and increased emphasis on training programs utilizing Computer Guided Training. To provide additional solutions to customer needs, the Company has added new gourmet-quality bakery products and organic grocery and produce items. Other solutions include neighborhood marketing, targeted advertising and exciting new and remodeled stores. Future growth will be affected by the required divestitures of 145 stores in connection with the Merger. The Company expects the divestitures to be substantially completed by the end of the third quarter of 1999.

For the 13 weeks ended July 29, 1999, the Company reported a net loss of $228 million, or $0.54 per basic and diluted share as compared to net income of $217 million or $0.52 per basic and diluted share for the 13 weeks ended July 30, 1998. The net loss for 1999 is attributable to merger related and exit costs associated with the Merger as discussed below.

Results of operations for the 13 weeks ended July 29, 1999, include $576 million of merger related and exit costs ($464 million after tax). The following table presents the pre-tax costs incurred by category of expenditure (in millions):

                                             Exit       Merger          Extraordinary       Period
                                            Costs       Charge                   Loss        Costs        Total
                                      ------------ ------------ ---------------------- ------------ ------------

Severance costs                               $93           $8                                  $2        $ 103
Write-down of assets
  to net realizable
  value and other                             272                                                1          273
Transaction and
  financing costs                                                                 $31           73          104
Integration costs                                            9                                  11           20
Stock option charge                                         76                                               76
                                      ============ ============ ====================== ============ ============
  Total costs                               $ 365         $ 93                    $31         $ 87        $ 576
                                      ============ ============ ====================== ============ ============


Employee severance costs consist of severance for employees who were terminated or were notified of termination. Approximately 600 employees will be severed as a result of the Merger of which 181 were terminated as of July 29, 1999.

The write-down of assets to net realizable value includes the expected loss on disposal of stores required to be divested (discussed under "Divestitures") and duplicate and abandoned facilities, including administrative offices, intangibles and information technology equipment which were abandoned by the Company or are being held for sale. The estimated fair values of assets held for sale were determined using negotiated sales prices or independent appraisals.

Transaction and financing costs consist primarily of professional fees paid for investment banking, legal, accounting, printing and regulatory filing fees. Financing costs also include the extraordinary loss on extinguishment of debt.

Integration costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and were expensed as incurred.

As a result of the Merger, stock option compensation cost was recognized pursuant to the limited stock appreciation rights discussed under "Merger Related and Exit Costs" in the Notes to Consolidated Financial Statements.

The Company expects to incur additional after-tax merger related and exit costs of approximately $236 million over the next two years which consist primarily of expected integration costs and costs associated with other consolidation activities for which plans have not yet been finalized.

Due to the significance of the merger related and exit costs and the effect on operating results, the following table and discussion that follows is presented to aid in the comparison of income statement components without the effects of merger related and exit costs (in thousands).


                                                  13 Weeks Ended July 29, 1999                          13 Weeks Ended
                                                                                                        July 30, 1998
                                   ------------------------------------------------------------
                                     As Reported     Adjustments       Adjusted
                                   ---------------- --------------- ---------------- ----------    -------------------------

Sales                                $9,381,341                        $9,381,341      100.00%       $8,945,068     100.00%
Cost of sales                         6,825,931         $  (3,794)      6,822,137       72.72         6,550,025      73.22
                                   ---------------- --------------- ---------------- ----------    -------------- ----------
Gross profit                          2,555,410             3,794       2,559,204       27.28         2,395,043      26.78
Selling, general and
  administrative expenses             2,172,341           (82,851)      2,089,490       22.27         1,952,051      21.82
Merger related and exit
  costs                                 457,768          (457,768)
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

Operating (loss) profit                 (74,699)          544,413         469,714        5.01           442,992       4.95
Interest expense, net                   (77,829)              850         (76,979)      (0.82)          (85,708)     (0.96)
Other income, net                           513                               513        0.01             2,576       0.03
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

(Loss) earnings before
  income taxes and
  extraordinary item                   (152,015)          545,263         393,248        4.19           359,860       4.02
Income taxes                             52,828           104,471         157,299        1.68           143,282       1.60
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

(Loss) earnings before
  extraordinary item                   (204,843)          440,792         235,949        2.52           216,578       2.42

Extraordinary loss on
  extinguishment of debt,
  net  of tax benefit of
  $7,388                                (23,272)           23,272
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

NET (LOSS) EARNINGS                  $ (228,115)        $ 464,064      $  235,949        2.52%       $  216,578       2.42%
                                   ================ =============== ================ ==========    ============== ==========

Gross  profit,  as a  percent  to  sales,  increased  primarily  as a result  of continued improvements made in retail stores, including improvements in underperforming stores and improved sales mix of partially prepared, value-added products. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The pre-tax LIFO charge reduced gross profit by $9.0 million (0.10% to sales) in the second quarter of 1999 as compared to $8.2 million (0.09% to sales) in the second quarter of 1998.

Selling, general and administrative expenses excluding merger related and exit costs, as a percent to sales, increased primarily due to increased salary and related benefit costs resulting from the Company's initiatives to increase sales and increased depreciation expense associated with the Company's expansion program.

Results of Operations - Year-To-Date
Sales for the 26 weeks ended July 29, 1999, increased 5.3% primarily as a result of the continued expansion of net retail square footage. Identical store sales increased 1.3% and comparable store sales (which include replacement stores) increased 1.7%. Management estimates that there was deflation in the price of products the Company sells of approximately 0.6% (annualized). During the 26 weeks ended July 29, 1999, the Company opened 33 combination food and drug stores, 28 drug stores and 16 fuel centers. The Company closed 26 conventional and combination food and drug stores, 3 of which were required divestitures and 8 of which were replaced with newer stores. The Company also closed 13 drug stores, 5 of which were replaced with newer stores. Twenty-eight stores were remodeled during the 26 weeks. Construction of a new distribution center in Tulsa, Oklahoma was completed August 1, 1999, and shipments to the Company's stores in the Midwest began on August 16, 1999. Retail square footage increased to 98.9 million square feet, a net increase of 6.0% from July 30, 1998.

In addition to store development, the Company plans to increase sales through its investment in programs initiated in recent years which are designed to provide solutions to customer needs. These programs include the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas(R)"; special destination categories; pharmacy and health initiatives; and increased emphasis on training programs utilizing Computer Guided Training. To provide additional solutions to customer needs, the Company has added new gourmet-quality bakery products and organic grocery and produce items. Other solutions include neighborhood marketing, targeted advertising and exciting new and remodeled stores. Future growth will be affected by the required divestitures of 145 stores in connection with the Merger. The Company expects the divestitures to be substantially completed by the end of the third quarter of 1999.

For the 26 weeks ended July 29, 1999, the Company reported net income of $10 million, or $0.02 per basic and diluted share as compared to $393 million or $0.94 per basic and $0.93 per diluted share for the 26 weeks ended July 30, 1998. The decrease from the prior year is attributable to merger related and exit costs associated with the Merger as discussed below.

Results of operations for the 26 weeks ended July 29, 1999, include $551 million of merger related and exit costs ($449 million after tax). The following table presents the pre-tax costs incurred by category of expenditure (in millions):


                                            Exit        Merger          Extraordinary       Period
                                           Costs        Charge                   Loss        Costs        Total
                                      ------------ ------------ ---------------------- ------------ ------------
Severance costs                               $93           $8                                  $2        $ 103
Write-down of assets
  to net realizable
  value and other                             272                                                1          273
Transaction and
  financing costs                                                                 $31           73          104
Integration costs                                            9                                  15           24
Stock option charge                                         47                                               47
                                      ------------ ------------ ---------------------- ------------ ------------
  Total costs                               $ 365         $ 64                    $31         $ 91        $ 551
                                      ============ ============ ====================== ============ ============

Employee severance costs consist of severance for employees who were terminated or were notified of termination. Approximately 600 employees will be severed as a result of the Merger of which 181 were terminated as of July 29, 1999.

The write-down of assets to net realizable value includes the expected loss on disposal of stores required to be divested (discussed under "Divestitures") and duplicate and abandoned facilities, including administrative offices, intangibles and information technology equipment which were abandoned by the Company or are being held for sale. The estimated fair values of assets held for sale were determined using negotiated sales prices or independent appraisals.

Transaction and financing costs consist primarily of professional fees paid for investment banking, legal, accounting, printing and regulatory filing fees. Financing costs also include the extraordinary loss on extinguishment of debt.

Integration costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and were expensed as incurred.

As a result of the Merger, stock option compensation cost was recognized pursuant to the limited stock appreciation rights discussed under "Merger Related and Exit Costs" in the Notes to Consolidated Financial Statements.

The Company expects to incur additional after-tax merger related and exit costs of approximately $236 million over the next two years which consist primarily of expected integration costs and costs associated with other consolidation activities for which plans have not yet been finalized.

Due to the significance of the merger related and exit costs and the effect on operating results, the following table and discussion that follows is presented to aid in the comparison of income statement components without the effects of merger related and exit costs (in thousands).


                                                  26 Weeks Ended July 29, 1999                          26 Weeks Ended
                                                                                                        July 30, 1998
                                   ------------------------------------------------------------
                                     As Reported     Adjustments       Adjusted
                                   ---------------- --------------- ---------------- ----------    -------------------------
Sales                               $18,596,628                       $18,596,628      100.00%      $17,666,007     100.00%
Cost of sales                        13,538,614         $  (3,794)     13,534,820       72.78        12,973,227      73.44
                                   ---------------- --------------- ---------------- ----------    -------------- ----------
Gross profit                          5,058,014             3,794       5,061,808       27.22         4,692,780      26.56
Selling, general and
  administrative expenses             4,230,489           (87,151)      4,143,338       22.28         3,854,659      21.82
Merger related and exit
  costs                                 428,904          (428,904)
Impairment - store
  closures                                                                                               29,423       0.17
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

Operating profit                        398,621           519,849         918,470        4.94           808,698       4.58
Interest expense, net                  (159,860)              850        (159,010)      (0.86)         (168,380)     (0.95)
Other income, net                         4,813                             4,813        0.03            11,851       0.07
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

Earnings before income                                                                                  652,169       3.69
  taxes and extraordinary
  item                                  243,574           520,699         764,273        4.11
Income taxes                            209,926            94,559         304,485        1.64           259,129       1.47
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

Earnings before
  extraordinary item                     33,648           426,140         459,788        2.47           393,040       2.22

Extraordinary loss on
  extinguishment of debt,
  net  of tax benefit of
  $7,388                                (23,272)           23,272
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

NET EARNINGS                        $    10,376         $ 449,412     $   459,788        2.47%      $   393,040       2.22%
                                   ================ =============== ================ ==========    ============== ==========

Gross  profit,  as a  percent  to  sales,  increased  primarily  as a result  of continued improvements made in retail stores, including improvements in underperforming stores and improved sales mix of partially prepared, value-added products. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The pre-tax LIFO charge reduced gross profit by $18.0 million (0.10% to sales) in the 26 weeks ended July 29, 1999, as compared to $21.2 million (0.12% to sales) for the 26 weeks ended July 30, 1998.

Selling, general and administrative expenses excluding merger related and exit costs, as a percent to sales, increased primarily due to increased salary and related benefit costs resulting from the Company's initiatives to increase sales and increased depreciation expense associated with the Company's expansion program.

The Company recorded a $29.4 million pre-tax ($18.4 million after tax) charge to earnings (Impairment - Store Closures) in the first quarter of 1998 related to management's decision to close 16 underperforming stores in 8 states during the fiscal year. The charge includes impaired real estate and equipment, as well as the present value of remaining liabilities under leases, net of expected sublease recoveries. Substantially all of these stores have been closed.

Other income for the 26 weeks ended July 29, 1999, included noncash income of $4.8 million for the increase in cash surrender value of Company-owned life insurance as compared to income of $11.3 million for the 26 weeks ended July 30, 1998.

Liquidity and Capital Resources
The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash flows from operations and available borrowings are sufficient for the future operating needs of the Company.

Cash provided by operating activities during the 26 weeks ended July 29, 1999 was $662 million as compared to $766 million during the same period of 1998.

During the 26 weeks ended July 29, 1999, the Company invested $837 million for net capital expenditures. The Company's financing activities during the 26 weeks ended July 29, 1999, included net new borrowings of $206 million and $112 million for the payment of dividends.

The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between quarterly reporting periods. Following the Merger the Company has consolidated several of the commercial paper, bank lines and other financing arrangements. The consolidation of debt included the repayment of ASC debt containing change of control provisions and the tender for, or open market purchases of, certain higher coupon debt.

On March 30, 1999, the Company entered into a revolving credit agreement with a syndicate of commercial banks whereby the Company may borrow principal amounts up to $1.5 billion at varying interest rates at any time prior to March 28, 2000. The agreement has a one-year term out option which allows the Company to convert any loans outstanding on the expiration date of the agreement into one-year term loans. The agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2.1 billion. In addition to the new revolving credit agreement, the Company has an existing $600 million revolving credit agreement, whereby the Company may borrow principal amounts at varying interest rates any time prior to December 17, 2001. The combination of the two revolving credit agreements allows the Company to borrow principal amounts up to $2.1 billion and serves as backup financing for the Company's commercial paper borrowings. There were no amounts outstanding under either revolving credit agreement as of July 29, 1999.

In July 1999 the Company issued $500 million of floating rate notes. The notes are due July 2000 and bear interest based on LIBOR commercial paper rates that reset monthly. As of July 29, 1999, the interest rate was 5.16% on the outstanding notes. These notes were issued under the Company's commercial paper program.

In July 1999 the Company issued $1.3 billion of term notes under a shelf registration statement filed with the Securities and Exchange Commission in February 1999. The notes are comprised of: $300 million of principal bearing interest at 6.55% due August 1, 2004; $350 million of principal bearing interest at 6.95% due August 1, 2009; and $650 million of principal bearing interest at 7.45% due August 1, 2029. Interest is paid semiannually. Proceeds were used primarily to repay borrowings under the Company's commercial paper program. Additional securities up to $1.2 billion remain available for issuance under the Company's 1999 registration statement.

Divestitures
In connection with the Merger, the Company entered into agreements with the Attorneys General of California, Nevada and New Mexico and the Federal Trade Commission to enable the Merger to proceed under applicable antitrust, competition and trade regulation law. The agreements require the Company to divest a total of 117 stores in California, 19 stores in Nevada and 9 stores in New Mexico. Of the stores required to be divested, 40 are ASC locations operated primarily under the Lucky name, and 105 are Albertson's stores operated primarily under the Albertson's name. In addition, the Company will divest four supermarket real estate sites as required by the agreements. The stores identified for disposition had sales of $2.3 billion in fiscal 1998. The Company expects the divestitures to be substantially completed by the end of the third quarter of 1999.

Recent Accounting Standards
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's 2001 fiscal year. The Company has not yet completed its evaluation of this standard or its impact, if any, on the Company's reporting requirements.

Year 2000 Compliance
The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As the year 2000 approaches, systems using such programs may be unable to accurately process certain date-based information. To the extent that the Company's software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

Beginning in 1995 the Company formed project teams to assess the impact of the Year 2000 issue on the software and hardware utilized in the Company's internal operations. The project teams are staffed primarily with representatives of the Company's Information Systems and Technology departments and report on a regular basis to senior management and the Company's Board of Directors.

The initial phase of the Year 2000 project was assessment and planning. This phase is substantially complete and included an assessment of all computer hardware, software, systems and processes ("IT Systems") and non-information technology systems such as telephones, clocks, scales, refrigeration controllers and other equipment containing embedded microprocessor technology ("Non-IT Systems"). The completion of upgrades, validation and forward date testing for all systems is scheduled for third quarter of 1999 although many systems have been completed. The Company expects to successfully implement the remediation of the IT Systems and Non-IT Systems.

In addition to the remediation of the IT systems and Non-IT systems, the Company has identified relationships with third parties, including vendors, suppliers and service providers, which the Company believes are critical to its business operations. The Company has been communicating with these third parties through questionnaires, letters and interviews in an effort to determine the extent to which they are addressing their Year 2000 compliance issues. The Company will continue to communicate with, assess the progress of, and monitor the progress of these third parties in resolving Year 2000 issues.

The total costs to address the Company's Year 2000 issues are estimated to be approximately $43 million, of which approximately $28 million has been or will be expensed and approximately $15 million has been or will be capitalized. These costs include expenditures accelerated for Year 2000 compliance. As of July 29, 1999, the Company has spent approximately 95% of the estimated costs. These costs have been funded through operating cash flow and represent a small portion of the Company's IT budget.

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

Environmental
The Company has identified environmental contamination at certain of its stores, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses) which are primarily related to underground petroleum storage tanks (USTs) and ground water contamination. The Company conducts an on-going program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the required costs of remediation, UST upgrades and continuing compliance with environmental laws will not have a material adverse effect on the financial condition of the Company.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995 From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995, including statements with respect to the Merger and future performance of the combined companies. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, contain forward-looking information. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), labor negotiations, adverse effects of failure to achieve Year 2000 compliance, the Company's ability to recruit and develop employees, its ability to develop new stores or complete remodels as rapidly as planned, its ability to implement new technology successfully, stability of product costs and the Company's ability to integrate the operations of ASC.

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Three civil lawsuits filed in September 1996 as purported statewide class actions in Washington, California and Florida and two civil lawsuits filed in April 1997 in federal court in Boise, Idaho, as purported multi-state class actions covering the remaining states in which the Company operated at the time have been brought against the Company raising various issues that include: (i) allegations that the Company has a widespread practice of permitting its employees to work "off-the-clock" without being paid for their work and (ii) allegations that the Company's bonus and workers' compensation plans are unlawful. Four of these suits are being sponsored and financed by the United Food and Commercial Workers (UFCW) International Union. The five suits have been consolidated in Boise, Idaho. The consolidated complaint for these suits further alleges claims under the Employee Retirement Income Security Act. In addition, three other similar suits have been filed as purported class actions in Colorado, New Mexico and Nevada which, in effect, duplicate the coverage of the UFCW-sponsored suits under state law. These three cases have been transferred to the federal court in Boise, Idaho.

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

On September 13, 1996, a class action lawsuit captioned McCampbell, et. al. v. Ralphs Grocery Company, et. al. was filed in the San Diego Superior Court of the State of California against ASC (Lucky) and two other grocery chains operating in southern California. The complaint alleged, among other things, that ASC (Lucky) and others conspired to fix the retail price of eggs in southern California. On September 2, 1999, a jury verdict was rendered in favor of ASC (Lucky) and the two other grocery chains.

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

Item 2.  Changes in Securities
In accordance with the Company's $1.5 billion revolving credit agreement and the amended $200 million term loan agreement between ASC and a group of commercial banks, the Company's consolidated tangible net worth, as defined, shall not be less than $2.1 billion.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
Information regarding the Company's Annual meeting of Stockholders held on May 28, 1999, was included under Item 4 of the Company's Form 10-Q for the quarter ended April 29, 1999.

Item 5.  Other Information
Effective with the Merger consummation on June 23, 1999, the following individuals were appointed to the Company's Board of Directors:

       Teresa Beck                                          Class I
       Victor L. Lund                                       Class I
       Fernando R. Gumucio                                  Class II
       Arthur K. Smith                                      Class II
       Pamela G. Bailey                                     Class III
       Henry I. Bryant                                      Class III

Item 6.  Exhibits and Reports on Form 8-K
a.  Exhibits

      Number   Description
      27       Financial data schedule for the 26 weeks ended July 29, 1999.

      27.1 Restated financial data schedule for the quarter ended April 29, 1999.

      27.2 Restated financial data schedules for the years ended January 28, 1999, January 29, 1998, and January 30, 1997.

      27.3 Restated financial data schedules for the quarters ended October 29, 1998, July 30, 1998, and April 30, 1998.

      27.4 Restated financial data schedules for the quarters ended October 30, 1997, July 31, 1997, and May 1, 1997.

b. The following reports on Form 8-K were filed during the quarter ended July 29, 1999:

     Current Report on Form 8-K dated July 2, 1999, regarding the June 23, 1999, consummation of the merger between Albertson's, Inc. and American Stores Company.

     Current  Report on Form 8-K dated July 16, 1999,  containing the following:
     1) Audited financial statements of American Stores Company as of January 30, 1999, January 31, 1998, and February 1, 1997, and for each of the three years ended January 30, 1999; 2) Audited supplemental consolidated financial statements as of January 28, 1999, January 29, 1998, and January 30, 1997, and for each of the three years ended January 28, 1999, which have been restated as if Albertson's and ASC had been combined for all periods presented; 3) Unaudited interim supplemental consolidated financial statements as of April 29, 1999, and for the 13 week periods ended April 29, 1999, and April 30, 1998, which have been restated as if Albertson's and ASC had been combined for all periods presented; and, 4) Unaudited pro forma combined financial data as of April 29, 1999, for the year ended January 28, 1999, and for the 13 weeks ended April 29, 1999.


     Current Report on Form 8-K/A dated August 27, 1999, regarding a correction to a statement made in the Current Report on Form 8-K filed on July 16, 1999.

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



Date:    September 8, 1999              /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Executive Vice President
                                        and Chief Financial Officer