Form 10-Q
period 1999-10-28
ALBERTSONS INC /DE/
filed 1999-12-10
CIK 3333

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For 39 Weeks Ended: October 28, 1999 Commission File Number: 1-6187



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

     Number of Registrant's $1.00 par value
     common shares outstanding at December 1, 1999:  423,628,359

                          PART I. FINANCIAL INFORMATION

                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                      (in thousands except per share data)
                                   (unaudited)


                                                              13 WEEKS ENDED                          39 WEEKS ENDED
                                                   ------------------------------------    -------------------------------------
                                                       October 28,        October 29,           October 28,        October 29,
                                                              1999               1998                  1999               1998
                                                   ------------------ -----------------    ------------------ ------------------

Sales                                                   $8,982,555         $8,838,215           $27,579,183        $26,504,222
Cost of sales                                            6,517,213          6,426,580            20,055,827         19,399,807
                                                   ------------------ -----------------    ------------------ ------------------
Gross profit                                             2,465,342          2,411,635             7,523,356          7,104,415

Selling, general and
  administrative expenses                                2,147,861          1,963,910             6,378,350          5,818,568
Merger related and exit    costs                           (20,388)                                 408,516
Litigation settlement                                       37,000                                   37,000
Impairment - store closures                                                                                             29,423
                                                   ------------------ -----------------    ------------------ ------------------
Operating profit                                           300,869            447,725               699,490          1,256,424

Other (expenses) income:
  Interest, net                                            (84,175)           (83,324)             (244,035)          (251,704)
  Other, net                                                  (179)            (2,597)                4,634              9,254
                                                   ------------------ -----------------    ------------------ ------------------
Earnings before
 income taxes and extra-
 ordinary item                                             216,515            361,804               460,089          1,013,974
Income taxes                                                86,606            143,313               296,532            402,442
                                                   ------------------ -----------------    ------------------ ------------------
Earnings before
  extraordinary item                                       129,909            218,491               163,557            611,532
Extraordinary loss on
  extinguishment of debt, net
  of tax benefit of $7,388                                                                         (23,272)
                                                   ------------------ -----------------    ------------------ ------------------

NET EARNINGS                                             $ 129,909         $  218,491           $   140,285        $   611,532
                                                   ================== =================    ================== ==================

BASIC EARNINGS PER SHARE:
  Earnings before
    extraordinary item                                       $0.31              $0.52                 $0.39              $1.46
  Extraordinary item                                                                                  (0.06)
                                                   ------------------ -----------------    ------------------ ------------------
  Net earnings                                               $0.31              $0.52                 $0.33              $1.46
                                                   ================== =================    ================== ==================

DILUTED EARNINGS PER SHARE:
  Earnings before
    extraordinary item                                       $0.31              $0.52                 $0.39              $1.45
  Extraordinary item                                                                                  (0.06)
                                                   ================== =================    ================== ==================
  Net earnings                                               $0.31              $0.52                 $0.33              $1.45
                                                   ================== =================    ================== ==================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
     Basic                                                 423,595            418,679               421,834            418,517
     Diluted                                               424,382            421,850               423,065            421,071

See Notes to Consolidated Financial Statements.

                                                    ALBERTSON'S, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                                  (dollars in thousands)


                                                                                 October 28, 1999           January 28, 1999
                                                                                       (unaudited)
                                                                          -------------------------    -----------------------

                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 219,177                  $ 116,139
   Accounts and notes receivable                                                          531,289                    581,625
   Inventories                                                                          3,524,131                  3,249,179
   Prepaid expenses                                                                       153,801                    106,800
   Refundable income taxes                                                                 37,060
   Assets held for sale                                                                   110,748
   Deferred income taxes                                                                   88,968                    132,565
                                                                          -------------------------       --------------------
                TOTAL CURRENT ASSETS                                                    4,665,174                  4,186,308

OTHER ASSETS                                                                              676,671                    653,690

GOODWILL (net of accumulated amortization of
   $587,784 and $582,729, respectively)                                                 1,595,945                  1,746,641

LAND, BUILDINGS AND EQUIPMENT (net of
   accumulated depreciation and amortization
   of $4,877,385 and $4,775,586, respectively)                                          8,640,976                  8,544,628
                                                                          -------------------------       --------------------
                                                                          =========================       ====================
                                                                                      $15,578,766                $15,131,267
                                                                          =========================       ====================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $ 2,391,970                $ 2,185,330
   Salaries and related liabilities                                                       487,072                    512,166
   Taxes other than income taxes                                                          200,382                    168,920
   Income taxes                                                                                                       49,944
   Self-insurance                                                                         158,014                    172,709
   Unearned income                                                                         73,791                    101,251
   Other current liabilities                                                              226,485                     92,577
   Merger related accruals                                                                 51,874
   Current maturities of long-term debt                                                   554,725                     49,871
   Current capitalized lease obligations                                                   19,160                     18,118
                                                                          -------------------------       --------------------
                TOTAL CURRENT LIABILITIES                                               4,163,473                  3,350,886

LONG-TERM DEBT                                                                          4,781,948                  4,905,392
CAPITALIZED LEASE OBLIGATIONS                                                             178,787                    202,171
SELF-INSURANCE                                                                            308,117                    315,180
DEFERRED INCOME TAXES                                                                     142,633                    207,833
OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                          493,078                    628,155
STOCKHOLDERS' EQUITY:
   Preferred stock - $1.00 par value; authorized
     - 10,000,000 shares; issued - none
   Common stock - $1.00 par value; authorized
     - 1,200,000,000 shares; issued 423,641,655
     shares and 434,557,800 shares, respectively                                          423,642                    434,557
   Capital in excess of par value                                                         141,704                    579,403
   Treasury stock - 0 and 14,554,669 shares,
     respectively                                                                                                  (519,051)
   Retained earnings                                                                    4,945,384                  5,026,741
                                                                          -------------------------       --------------------
                                                                                        5,510,730                  5,521,650
                                                                          =========================       ====================
                                                                                      $15,578,766                $15,131,267
                                                                          =========================       ====================

See Notes to Consolidated Financial Statements.

                                                    ALBERTSON'S, INC.
                                                 CONSOLIDATED CASH FLOWS
                                                      (in thousands)
                                                       (unaudited)


                                                                                              39 WEEKS ENDED
                                                                              -----------------------------------------------
                                                                                     October 28,                October 29,
                                                                                            1999                       1998
                                                                              --------------------       --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                       $  140,285                 $  611,532
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                                     633,869                    599,459
       Goodwill amortization                                                              44,140                     42,379
       Merger related noncash charges                                                    282,910
       Impairment - store closures                                                                                   29,423
       Net loss (gain) on asset sales                                                      5,705                    (16,784)
       Net deferred income taxes                                                         (21,603)                    11,995
       Increase in cash surrender value of
         Company-owned life insurance                                                     (4,634)                    (8,685)
       Changes in operating assets and
       liabilities:
         Receivables and prepaid expenses                                                109,747                    (20,331)
         Inventories                                                                    (276,602)                  (129,794)
         Accounts payable                                                                206,640                    158,580
         Other current liabilities                                                        78,238                    (61,298)
         Self-insurance                                                                  (21,758)                   (92,049)
         Unearned income                                                                 (33,971)                    (7,910)
         Other long-term liabilities                                                    (126,598)                    15,170
                                                                              --------------------       --------------------
  Net cash provided by operating activities                                            1,016,368                  1,131,687

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net capital expenditures                                                            (1,272,818)                (1,058,585)
  Proceeds from divestitures                                                             358,506
  Increase in other assets                                                              (181,429)                   (88,486)
  Business acquisitions, net of cash acquired                                                                      (262,098)
                                                                              --------------------       --------------------
  Net cash used in investing activities                                               (1,095,741)                (1,409,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                   1,800,000                    462,000
  Payments on long-term borrowings                                                      (947,005)                  (207,138)
  Net commercial paper and bank line activity                                           (498,330)                   149,691
  Proceeds from stock options exercised                                                   30,396                     12,028
  Cash dividends                                                                        (188,334)                  (196,862)
  Tax payments for options exercised                                                     (14,316)
                                                                              --------------------       --------------------
  Net cash provided by financing activities                                              182,411                    219,719
                                                                              --------------------       --------------------

NET INCREASE (DECREASE) IN CASH AND CASH                                                 103,038                    (57,763)
  EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                              116,139                    155,877
                                                                              --------------------       --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   219,177                 $   98,114
                                                                              ====================       ====================


See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Business Combination
On June 23, 1999, Albertsons, Inc. ("Albertson's" or the "Company") and American Stores Company ("ASC") consummated a merger with the issuance of approximately 177 million shares of Albertson's common stock (the "Merger"). The Merger constituted a tax-free reorganization and has been accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present as a single interest, two or more common stockholders' interests that were previously independent; accordingly, these consolidated financial statements restate the historical financial statements as though the companies had always been combined. The restated financial statements are adjusted to conform the accounting policies and financial statement presentations.

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items except for the merger related charges discussed under "Merger Related and Exit Costs", the one time charge for the litigation settlement discussed under "Litigation Settlement" and the 1998 impairment charge discussed under "Impairment - Store Closures". The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for each of the three years in the period ended January 28, 1999, as included in the Company's Form 8-K filed with the Securities and Exchange Commission on September 22, 1999 ("September 1999 8-K").

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

Reclassifications and Conformity Adjustments
Certain reclassifications and adjustments have been made to the consolidated financial statements for conformity purposes.

Reporting Periods
The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the fiscal year ends on the Thursday nearest to January 31 each year (the Saturday nearest to January 31 for ASC). The consolidated financial information includes the results of operations for a full 13 week and 39 week period with Albertson's period ending October 28, 1999, and ASC's period ending October 30, 1999.

Merger Related and Exit Costs
Results of operations for the 39 weeks ended October 28, 1999, include $607 million of merger related and exit costs ($482 million after tax). The following table presents the pre-tax costs incurred by category of expenditure and merger related accruals included in the Company's Consolidated Balance Sheet(in millions):


                                               Exit       Merger          Extraordinary       Period
                                              Costs       Charge                   Loss        Costs        Total
                                       ------------- ------------ ---------------------- ------------ ------------

Severance costs                                 $91          $ 8                                  $7        $ 106
Write-down of assets
  to net realizable
  value and other                               255                                                4          259
Transaction and
  financing costs                                                          $ 31                   73          104
Integration costs                                             11                                  80           91
Stock option charge                                           47                                               47
                                       ------------- ------------ ---------------------- ------------ ------------
  Total costs                                   346           66             31                  164          607
Cash expenditures                               (70)          (9)           (31)                (159)        (269)
Write-down of assets
  to net realizable
  value                                        (239)                                                         (239)
Stock option charge                                          (47)                                             (47)
                                       ============= ============ ====================== ============ ============
Merger related accruals
  at October 28, 1999                           $37          $10             $0                   $5          $52
                                       ============= ============ ====================== ============ ============

Employee severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. Approximately 635 employees will be severed as a result of the Merger of which 471 were terminated as of October 28, 1999.

The write-down of assets to net realizable value includes the expected loss on disposal of stores required to be divested (discussed below) and duplicate and abandoned facilities, including administrative offices, intangibles and information technology equipment which were abandoned by the Company or are being held for sale. The estimated fair value of assets held for sale has been determined using negotiated sales prices or independent appraisals.

Transaction and financing costs consist primarily of professional fees paid for investment banking, legal, accounting, printing and regulatory filing fees. Financing costs also include the extraordinary loss on extinguishment of debt.

Integration costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and are being expensed as incurred.

As disclosed in the previous filings the Company recorded a charge through the first two quarters of 1999 of $47 million related to limited stock appreciation rights (LSARS). The actual change of control price used to measure the value of these exercised LSARS became determinable at the date the Merger was consumated and resulted in no further adjustments.

In connection with the Merger, the Company entered into agreements with the Attorneys General of California, Nevada and New Mexico and the Federal Trade Commission to enable the Merger to proceed under applicable antitrust, competition and trade regulation law. The agreements required the Company to divest a total of 117 stores in California, 19 stores in Nevada and 9 stores in New Mexico. Of the stores required to be divested, 40 were ASC locations operated primarily under the Lucky name, and 105 were Albertson's stores operated primarily under the Albertson's name. In addition, the Company divested four supermarket real estate sites as required by the agreements. The stores identified for disposition had sales of $2.3 billion in fiscal 1998. The Company has divested 142 of the required 145 stores as of October 28, 1999.

Litigation Settlement
The Company recorded a $37.0 million pretax ($22.2 million after tax) one time charge to earnings (litigation settlement) in the third quarter resulting from an agreement in principle reached to settle eight purported multi-state cases combined in the United States District Court in Boise, Idaho which raised various issues including "off-the-clock" work allegations. The proposed settlement is subject to court approval. Under the proposed settlement agreement, current and former employees who meet eligibility criteria may present their claims to a settlement administrator. While the Company cannot specify the exact number of individuals who are likely to submit claims and the exact amount of their claims, the one time charge is the Company's current estimate of the total monetary liability, including attorney fees, for all eight cases.

Impairment - Store Closures
The Company recorded a charge to earnings in the first quarter of 1998 related to management's decision to close 16 underperforming stores in 8 states. The charge included impaired real estate and equipment, as well as the present value of remaining liabilities under leases, net of expected sublease recoveries. With the exception of one store, all stores have been closed and management believes the 1998 charge and remaining reserves are adequate.

Income Taxes
The effective income tax rate for 1999 increased as a result of the effect of certain merger related and exit costs for which there were not corresponding tax benefits.

Indebtedness
On March 30, 1999, the Company entered into a revolving credit agreement with a syndicate of commercial banks whereby the Company may borrow principal amounts up to $1.5 billion at varying interest rates at any time prior to March 28, 2000. The agreement has a one-year term out option which allows the Company to convert any loans outstanding on the expiration date of the agreement into one-year term loans. The agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2.1 billion. In addition to the new revolving credit agreement, the Company has an existing $600 million revolving credit agreement, whereby the Company may borrow principal amounts at varying interest rates any time prior to December 17, 2001. The combination of the two revolving credit agreements allows the Company to borrow principal amounts up to $2.1 billion and serves as backup financing for the Company's commercial paper borrowings. There were no amounts outstanding under either revolving credit agreement as of October 28, 1999.

Subsequent to the Merger the Company has consolidated several of the commercial paper, bank lines and other financing arrangements. The consolidation of debt included the repayment of outstanding amounts under ASC's revolving credit facilities and other debt containing change of control provisions and the tender for, or open market purchases of, certain higher coupon debt. As a result, the following debt was extinguished (in millions):

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


In July 1999 the Company issued $500 million of floating rate notes. The notes are due July 2000 and bear interest based on LIBOR commercial paper rates that reset monthly. As of October 28, 1999, the interest rate was 5.39% on the outstanding notes. These notes were issued under the Company's commercial paper program.

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

In July 1999 the Company negotiated an amendment to a $200 million term loan agreement between ASC and a group of commercial banks. The original agreement contained a change of control provision. The amended agreement has revised representations, warranties and covenants which substantially mirror the Company's $1.5 billion revolving credit agreement as well as a guarantee by Albertson's, Inc. The amended fixed rate loans carry interest based upon a pricing schedule (which averages 6.45%) dependent upon the Company's long-term debt rating, and mature July 3, 2004.

Supplemental Cash Flow Information
Selected cash payments and noncash activities were as follows (in thousands):



                                                                          39 Weeks Ended                39 Weeks Ended
                                                                        October 28, 1999              October 29, 1998

                                                                  -----------------------       -----------------------
Cash payments for:
   Income taxes                                                                $ 377,007                     $ 423,848
   Interest, net of amounts
     capitalized                                                                 222,585                       225,014
Noncash activities:
   Capitalized leases incurred                                                    11,344                        18,819
   Capitalized leases terminated                                                  13,917                         5,509
   Tax benefits related to stock
     options                                                                       7,875                         2,173
   Liabilities assumed in connection
     with asset acquisition                                                        6,976                         1,340
   Increase in cash surrender value
     of Company-owned life insurance                                               4,634                         8,685
   Fair market value of stock
     exchanged for option price and
     tax withholdings                                                              2,632                         1,753
   Noncash merger charges:
   Write-down of assets to net realizable
     value                                                                       235,313
   Stock option charge                                                            47,597
   Impairment loss - store closures                                                                             29,423
   Note payable related to
     business acquisition                                                                                        8,000


Recent Accounting Standards
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

This standard, as amended by SFAS No. 137, is effective for the Company's 2001 fiscal year. The Company has not yet completed its evaluation of this standard or its impact, if any, on the Company's reporting requirements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Combination
On June 23, 1999, Albertsons, Inc. ("Albertson's" or the "Company") and American Stores Company ("ASC") consummated a merger with the issuance of approximately 177 million shares of Albertson's common stock (the "Merger"). The Merger constituted a tax-free reorganization and has been accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present as a single interest, two or more common stockholders' interests that were previously independent; accordingly, these consolidated financial statements restate the historical financial statements as though the companies had always been combined. The restated financial statements are adjusted to conform the accounting policies and financial statement presentations.

Results of Operations - Third Quarter
Sales for the 13 weeks ended October 28, 1999, increased 1.6%. Sales increased despite the sale of 142 stores required to be divested. Sales were positively impacted by the sharing of best practices across the Company and as a result of new and remodeled stores. Identical store sales increased 1.9% and comparable store sales (which include replacement stores) increased 2.2%. Management estimates that there was deflation in the price of products the Company sells of approximately 0.3% (annualized). During the third quarter the Company opened 20 combination food and drug stores, 13 drug stores and 15 fuel centers. The Company closed 149 conventional and combination food and drug stores, 139 of which were required divestitures and one of which was replaced with a new store. The Company also closed 7 drug stores, 3 of which were replaced with new stores. Twenty nine stores were remodeled during the third quarter. Construction of a new distribution center in Tulsa, Oklahoma was completed August 1, 1999, and shipments to the Company's stores in the Midwest began on August 16, 1999. The new Lancaster, Pennsylvania distribution center began receiving product on September 2, 1999, and grocery shipments to stores began on October 18, 1999. Retail square footage decreased to 93.8 million square feet, a net decrease of 2.3% from October 29, 1998. The required divestitures reduced square footage by
6.0 million square feet or 6.2% from the prior year.

In addition to store development, the Company plans to increase sales through its investment in programs initiated in recent years which are designed to provide solutions to customer needs. These programs include the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas(R)"; special destination categories; pharmacy and health initiatives; and increased emphasis on training programs utilizing Computer Guided Training. To provide additional solutions to customer needs, the Company has added new gourmet-quality bakery products and organic grocery and produce items. Other solutions include neighborhood marketing and targeted advertising. In over 400 stores in California, Nevada and New Mexico markets where the Company now operates under the Albertson's banner the Company has increased service levels, spruced up stores, and enhanced product promotions, advertising and price markdowns to promote sales growth. Future growth will be affected by the required divestiture of 145 stores in connection with the Merger. The Company has divested 142 of the 145 stores as of October 28, 1999.

For the 13 weeks ended October 28, 1999, the Company reported net income of $130.0 million, or $0.31 per basic and diluted share as compared to net income of $218 million or $0.52 per basic and diluted share for the 13 weeks ended October 29, 1998.

This quarter's earnings were adversely impacted by the litigation settlement and the costs of integration. The Company is merging two large organizations into a single rapidly growing food and drug store chain, and also has taken significant steps to bring the Albertson's brand to new regions and new markets and new channels of distribution. During the quarter a significant number of stores were divested and the Company substantially converted over 400 stores to common systems and the Albertson's banner in California, Nevada and New Mexico. The conversion was more complicated and costly than expected.

Results of operations for the 13 weeks ended October 28, 1999, include $56 million of merger related and exit costs ($33 million after tax). The following table presents the pre-tax costs (income) incurred by category of expenditure (in millions):


                                                 Exit           Merger         Period
                                                Costs           Charge          Costs    Total
                                      ---------------- ---------------- -------------- ---------------
Severance costs                                  $(2)           $ 0                $5     $  3
Write-down of assets
  to net realizable
  value and other                                (17)                               3      (14)
Integration costs                                                    2             65       67

                                      ================ ================ ============== ===============
  Total costs                                  $ (19)              $ 2           $ 73     $ 56
                                      ================ ================ ============== ===============

Employee severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by management. Approximately 635 employees will be severed as a result of the Merger of which 471 were terminated as of October 28, 1999.

The write-down of assets to net realizable value includes the expected loss on disposal of stores required to be divested (discussed under "Divestitures") and duplicate and abandoned facilities, including administrative offices, intangibles and information technology equipment which were abandoned by the Company or are being held for sale. The estimated fair values of assets held for sale were determined using negotiated sales prices or independent appraisals. During the quarter a revision to the estimate, of the amount expected to be incurred for the sale of assets, reversed approximately $20 million of the charge taken in the second quarter.

Integration costs consist primarily of incremental transition costs associated with integrating the operations of Albertson's and ASC and were expensed as incurred.

The Company expects to incur additional after-tax merger related and exit costs of approximately $200 million over the next two years which consist primarily of expected integration costs and costs associated with other consolidation activities for which plans have not yet been finalized.

Due to the significance of the litigation settlement charge and the merger related and exit costs and their effect on operating results, the following table and discussion is presented to aid in the comparison of income statement components without the effects of one time charges, and merger related and exit costs (in thousands).


                                                 13 Weeks Ended October 28, 1999                        13 Weeks Ended
                                                                                                       October 29, 1998
                                   ------------------------------------------------------------
                                     As Reported     Adjustments       Adjusted
                                   ---------------- --------------- ---------------- ----------    -------------------------
Sales                                $8,982,555                        $8,982,555      100.00%       $8,838,215     100.00%
Cost of sales                         6,517,213          $(17,022)      6,500,191       72.36         6,426,580      72.71
                                   ---------------- --------------- ---------------- ----------    -------------- ----------
Gross profit                          2,465,342            17,022       2,482,364       27.64         2,411,635      27.29
Selling, general and
  administrative expenses             2,147,861           (58,963)      2,088,898       23.26         1,963,910      22.22
Merger related and exit
  costs                                 (20,388)           20,388
Litigation settlement                    37,000           (37,000)
                                   ---------------- --------------- ---------------- ----------    -------------- ----------
Operating profit                        300,869            92,597         393,466        4.38           447,725       5.07
Interest expense, net                   (84,175)                          (84,175)      (0.94)          (83,324)     (0.94)
Other income, net                          (179)                             (179)                       (2,597)     (0.03)
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

Earnings before
  income taxes                          216,515            92,597         309,112        3.44           361,804       4.09
Income taxes                             86,606            37,039         123,645        1.38           143,313       1.62
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

NET EARNINGS                          $ 129,909          $ 55,558      $  185,467        2.06%       $  218,491       2.47%
                                   ================ =============== ================ ==========    ============== ==========

Gross profit, as a percent to sales, increased primarily as a result of continued improvements made in retail stores, including the improved sales mix of partially prepared, value-added products. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The Merger has created buying synergies and margin improvements from the implementation of common best practices across the Company. The pre-tax LIFO charge reduced gross profit by $9.0 million (0.10% to sales) in the third quarter of 1999 as compared to $10.2 million (0.10% to sales) in the third quarter of 1998.

Selling, general and administrative expenses excluding merger related and exit costs, as a percent to sales, increased primarily due to increased salary and related benefit costs resulting from the Company's initiatives to increase sales, activities associated with the banner change in California, Nevada and New Mexico and increased depreciation expense associated with the Company's expansion program.

The Company recorded a $37.0 million pretax ($22.2 million after tax) one time charge to earnings (litigation settlement) in the third quarter resulting from an agreement in principle reached to settle eight purported multi-state cases combined in the United States District Court in Boise, Idaho which raised various issues including "off-the-clock" work allegations. The proposed settlement is subject to court approval. Under the proposed settlement agreement, current and former employees who meet eligibility criteria may present their claims to a settlement administrator. While the Company cannot specify the exact number of individuals who are likely to submit claims and the exact amount of their claims, the one time charge is the Company's current estimate of the total monetary liability, including attorney fees, for all eight cases.

Results of Operations - Year-To-Date
Sales for the 39 weeks ended October 28, 1999, increased 4.1%.
Sales increased despite the sale of 142 stores required to be divested. Sales are being positively impacted by the sharing of best practices across the Company and as a result of new and remodeled stores. Identical store sales increased 1.6% and comparable store sales (which include replacement stores) increased 2.0%. Management estimates that there was deflation in the price of products the Company sells of approximately 0.3% (annualized). During the 39 weeks ended October 28, 1999, the Company opened 53 combination food and drug stores, 41 drug stores and 31 fuel centers. The Company closed 175 conventional and combination food and drug stores, 142 of which were required divestitures and 13 of which were replaced with new stores. The Company also closed 20 drug stores, 8 of which were replaced with new stores. Fifty-seven stores were remodeled during the 39 weeks. Construction of a new distribution center in Tulsa, Oklahoma was completed August 1, 1999, and shipments to the Company's stores in the Midwest began on August 16, 1999. The new Lancaster, Pennsylvania distribution center began receiving product on September 2, 1999 and began grocery shipments to stores on October 18, 1999. Retail square footage decreased to 93.8 million square feet, a net decrease of 2.3% from October 28, 1998. The required divestitures reduced square footage by 6.0 million square feet or 6.2% from the prior year.

In addition to store development, the Company plans to increase sales through its investment in programs initiated in recent years which are designed to provide solutions to customer needs. These programs include the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas(R)"; special destination categories; pharmacy and health initiatives; and increased emphasis on training programs utilizing Computer Guided Training. To provide additional solutions to customer needs, the Company has added new gourmet-quality bakery products and organic grocery and produce items. Other solutions include neighborhood marketing, and targeted advertising. In the California, Nevada and New Mexico markets where the Company now operates under the Albertson's banner, the Company has increased service levels, spruced up stores, and enhanced product promotions, advertising and price markdowns to promote sales growth. Future growth will be affected by the required divestitures of 145 stores in connection with the Merger. The Company has divested 142 of the 145 stores as of October 28, 1999

For the 39 weeks ended October 28, 1999, the Company reported net income of $140.3 million, or $0.33 per basic and diluted share as compared to $611 million or $1.46 per basic and $1.45 per diluted share for the 39 weeks ended October 29, 1998. The decrease from the prior year is primarily attributable to one time costs, merger related costs and exit costs associated with the Merger as discussed below.

Results of operations for the 39 weeks ended October 28, 1999, include $607 million of merger related and exit costs ($483 million after tax). The following table presents the pre-tax costs incurred by category of expenditure
(in millions):

                                               Exit       Merger          Extraordinary       Period
                                              Costs       Charge                   Loss        Costs        Total
                                       ------------- ------------ ---------------------- ------------ ------------
Severance costs                                 $91        $  8                                $   7         $106
Write-down of assets
  to net realizable
  value and other                               255                                                4          259
Transaction and
  financing costs                                                             $ 31                73          104
Integration costs                                            11                                   80           91
Stock option charge                                          47                                                47
                                       ------------- ------------ ---------------------- ------------ ------------
                                       ============= ============ ====================== ============ ============
  Total costs                                 $ 346        $ 66               $ 31             $ 164         $607
                                       ============= ============ ====================== ============ ============

Employee severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. Approximately 635 employees will be severed as a result of the Merger of which 471 were terminated as of October 28, 1999.

The write-down of assets to net realizable value includes the expected loss on disposal of stores required to be divested (discussed under "Divestitures") and duplicate and abandoned facilities, including administrative offices, intangibles and information technology equipment which were abandoned by the Company or are being held for sale. The estimated fair values of assets held for sale has been determined using negotiated sales prices or independent appraisals.

Transaction and financing costs consist primarily of professional fees paid for investment banking, legal, accounting, printing and regulatory filing fees. Financing costs also include the extraordinary loss on extinguishment of debt.

Integration costs consist primarily of incremental transition costs associated with integrating the operations of Albertson's and ASC and were expensed as incurred.

As a result of the Merger, stock option compensation cost was recognized pursuant to limited stock appreciation rights discussed under "Merger Related and Exit Costs" in the Notes to Consolidated Financial Statements.

The Company expects to incur additional after-tax merger related and exit costs of approximately $200 million over the next two years which consist primarily of expected integration costs and costs associated with other consolidation activities for which plans have not yet been finalized.

Due to the significance of the litigation settlement charge, and the merger related and exit costs and their effect on operating results, the following table and discussion that follows is presented to aid in the comparison of income statement components without the effects of one time charges, merger related and exit costs (in thousands).


                                                 39 Weeks Ended October 28, 1999                        39 Weeks Ended
                                                                                                       October 29, 1998
                                   ------------------------------------------------------------
                                     As Reported     Adjustments       Adjusted
                                   ---------------- --------------- ---------------- ----------    -------------------------
Sales                               $27,579,183                       $27,579,183      100.00%      $26,504,222     100.00%
Cost of sales                        20,055,827        $  (20,816)     20,035,011       72.65        19,399,807      73.20
                                   ---------------- --------------- ---------------- ----------    -------------- ----------
Gross profit                          7,523,356            20,816       7,544,172       27.35         7,104,415      26.80
Selling, general and
  administrative expenses             6,378,350          (146,114)      6,232,236       22.60         5,818,568      21.95
Merger related and exit
  costs                                 408,516          (408,516)
Litigation settlement                    37,000           (37,000)
Impairment - store
  closures                                                                                               29,423       0.11
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

Operating profit                        699,490           612,446       1,311,936        4.76         1,256,424       4.74
Interest expense, net                  (244,035)              850        (243,185)      (0.88)         (251,704)     (0.95)
Other income, net                         4,634                             4,634        0.02             9,254       0.03
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

Earnings before income
  taxes and extraordinary
  item                                  460,089           613,296       1,073,385        3.89         1,013,974       3.83
Income taxes                            296,532           131,598         428,130        1.55           402,442       1.52
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

Earnings before
  extraordinary item                    163,557           481,698         645,255        2.34           611,532       2.31

Extraordinary loss on
  extinguishment of debt,
  net  of tax benefit of
  $7,388                                (23,272)           23,272
                                   ---------------- --------------- ---------------- ----------    -------------- ----------

NET EARNINGS                        $   140,285        $  504,970     $   645,255        2.34%      $   611,532       2.31%
                                   ================ =============== ================ ==========    ============== ==========

Gross profit, as a percent to sales, increased primarily as a result of continued improvements made in retail stores, including improved sales mix of partially prepared, value-added products. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The merger has created buying synergies and margin improvements from the implementation of common best practices across the Company. The pre-tax LIFO charge reduced gross profit by $27.0 million (0.10% to sales) in the 39 weeks ended October 28, 1999, as compared to $31.4 million (0.12% to sales) for the 39 weeks ended October 29, 1998.

Selling, general and administrative expenses excluding merger related and exit costs, as a percent to sales, increased primarily due to increased salary and related benefit costs resulting from the Company's initiatives to increase sales, activities associated with the banner charge in California, Nevada and New Mexico, and increased depreciation expense associated with the Company's expansion program.

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

Other income for the 39 weeks ended October 28, 1999, included noncash income of $4.6 million for the increase in cash surrender value of Company-owned life insurance as compared to income of $8.7 million for the 39 weeks ended October 29, 1998.

Liquidity and Capital Resources
The Company's operating results continue to enhance its financial position and ability to continue its planned expansion program. Cash flows from operations and available borrowings are sufficient for the future operating needs of the Company.

Cash provided by operating activities during the 39 weeks ended October 28, 1999 was $1.0 billion as compared to $1.1 billion during the same period of 1998. During the 39 weeks ended October 28, 1999, the Company invested $1.3 billion for net capital expenditures. The Company's financing activities during the 39 weeks ended October 28, 1999, included net new borrowings of $355 million and the payment of dividends of $188 million.

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

On March 30, 1999, the Company entered into a revolving credit agreement with a syndicate of commercial banks whereby the Company may borrow principal amounts up to $1.5 billion at varying interest rates at any time prior to March 28, 2000. The agreement has a one-year term out option which allows the Company to convert any loans outstanding on the expiration date of the agreement into one-year term loans. The agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2.1 billion. In addition to the new revolving credit agreement, the Company has an existing $600 million revolving credit agreement, whereby the Company may borrow principal amounts at varying interest rates any time prior to December 17, 2001. The combination of the two revolving credit agreements allows the Company to borrow principal amounts up to $2.1 billion and serves as backup financing for the Company's commercial paper and borrowings. There were no amounts outstanding under either revolving credit agreement as of October 28, 1999.

In July 1999 the Company issued $500 million of floating rate notes. The notes are due July 2000 and bear interest based on LIBOR commercial paper rates that reset monthly. As of October 28, 1999, the interest rate was 5.39% on the outstanding notes. These notes were issued under the Company's commercial paper program.

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

Divestitures
In connection with the Merger, the Company entered into agreements with the Attorneys General of California, Nevada and New Mexico and the Federal Trade Commission to enable the Merger to proceed under applicable antitrust, competition and trade regulation law. The agreements required the Company to divest a total of 117 stores in California, 19 stores in Nevada and 9 stores in New Mexico. Of the stores required to be divested, 40 were ASC locations operated primarily under the Lucky name, and 105 were Albertson's stores operated primarily under the Albertson's name. In addition, the Company divested four supermarket real estate sites as required by the agreements. The stores identified for disposition had sales of $2.3 billion in fiscal 1998. The Company has divested 142 of the required 145 stores as of October 28, 1999.

Recent Accounting Standards
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard, as amended by SFAS No. 137, is effective for the Company's 2001 fiscal year. The Company has not yet completed its evaluation of this standard or its impact, if any, on the Company's reporting requirements.

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

The initial phase of the Year 2000 project was assessment and planning. This phase included an assessment of all computer hardware, software, systems and processes ("IT Systems") and non-information technology systems such as telephones, clocks, scales, refrigeration controllers and other equipment containing embedded microprocessor technology ("Non-IT Systems"). The upgrades, validation and forward date testing for all systems has been substantially completed.

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

The total costs to address the Company's Year 2000 issues are estimated to be approximately $43 million, of which approximately $28 million has been expensed and approximately $15 million has been capitalized. These costs include expenditures accelerated for Year 2000 compliance. As of October 28, 1999, the Company has spent substantially all of these costs. These costs have been funded through operating cash flow and represent a small portion of the Company's IT budget.

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

The Company has developed its contingency plans with respect to its most critical applications. Contingency plans include manual workarounds, increased inventories and extra staffing.

Environmental
The Company has identified environmental contamination at certain of its stores, distribution centers, office and manufacturing facilities (related to current operations as well as previously disposed of businesses) which are primarily related to underground petroleum storage tanks (USTs) and ground water contamination. The Company conducts an on-going program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the required costs of remediation, UST upgrades and continuing compliance with environmental laws will not have a material adverse effect on the financial condition of the Company.

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

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), labor negotiations, adverse effects of failure to achieve Year 2000 compliance, the Company's ability to recruit and develop employees, its ability to develop new stores or complete remodels as rapidly as planned, its ability to implement new technology successfully, stability of product costs and the Company's ability to successfully integrate the operations of ASC.

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
An agreement in principle has been reached to settle eight purported multi-state cases combined in the United States District Court in Boise, Idaho which raise various issues including "off the clock" work allegations. The proposed settlement is subject to court approval. Under the proposed settlement agreement, current and former employees who meet eligibility criteria may present their claims to a settlement administrator. While the Company cannot specify the exact number of individuals who are likely to submit claims and the exact amount of their claims, the $37 million pretax ($22 million after tax) one time charge recorded by the Company in the third quarter is the Company's current estimate of the total monetary liability, including attorney fees, for all eight cases.

The Company is also involved in routine litigation incidental to operations. The Company utilizes various methods of alternative dispute resolution, including settlement discussions, to manage the costs and uncertainties inherent in the litigation process. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition.

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

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
a.  Exhibits

      Number    Description
      27        Financial data schedule for the 39 weeks ended October 28, 1999.


b. The following reports on Form 8-K were filed during the quarter ended October 28, 1999:

         Current report on Form 8-K dated September 22, 1999, regarding the June 23, 1999, consummation of the merger between Albertson's, Inc and American Stores Company.

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



Date:    December 9, 1999              /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Executive Vice President
                                        and Chief Financial Officer