Form 10-K
period 2000-02-03
ALBERTSONS INC /DE/
filed 2000-04-25
CIK 3333

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended February 03, 2000 Commission file number 1-6187

                                ALBERTSON'S, INC.
             (Exact name of Registrant as specified in its Charter)

         Delaware                                          82-0184434
-------------------------                     --------------------------------
 (State of Incorporation)                     (Employer Identification Number)

            250 Parkcenter Boulevard, P.O. Box 20, Boise, Idaho 83726
                                 (208) 395-6200


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange
              Title of each class                      on which registered
   ------------------------------------------        -----------------------
   Common Stock, $1.00 par value, 423,723,783        New York Stock Exchange
     shares outstanding on March 24, 2000            Pacific Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 24, 2000: $11,290,033,098.


                       Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Annual Report to Stockholders for the fiscal year ended February 03, 2000, portions of which are incorporated by reference into Part I, Part II and Part IV of this Form 10-K; and

2. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on June 15, 2000,(the "Proxy Statement") to be filed within 120 days after the Registrant's fiscal year ended February 03, 2000, portions of which are incorporated by reference into Part III of this Form 10-K.

                                ALBERTSON'S, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

Item                                                                        Page



                                     PART I
           Cautionary Statement                                                3

 1.        Business                                                            3

 2.        Properties                                                          5

 3.        Legal Proceedings                                                   8

 4.        Submission of Matters to a Vote of Security Holders                 8



                                     PART II

 5.        Market for the  Registrant's  Common  Equity                        9
           and  Related Stockholder Matters

 6.        Selected Financial Data                                             9

 7.        Management's Discussion and Analysis of Financial                   9
           Condition and Results of Operations

 7A.       Quantitative and Qualitative Disclosures about                      9
           Market Risk


 8.        Financial Statements and Supplementary Data                         9

 9.        Changes in and Disagreements with Accountants on                    9
           Accounting and Financial Disclosure




                                    PART III

10.        Directors and Executive Officers of the Registrant                 10

11.        Executive Compensation                                             12

12.        Security Ownership of Certain Beneficial Owners and Management     12


13.        Certain Relationships and Related Transactions                     12



                                     PART IV

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K    13

                                     PART I


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

     From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, contain forward-looking information. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

     Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), labor negotiations, the Company's ability to recruit and develop employees, its ability to develop new stores or complete remodels as rapidly as planned, its ability to implement new technology successfully, stability of product costs, and the Company's ability to integrate the operations of American Stores Company.

     Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.


Item 1.  Business


     The Registrant, Albertson's, Inc. ("Albertson's" or the "Company"), is incorporated under the laws of the State of Delaware and is the successor to a business founded by J. A. Albertson in 1939.

     On August 2, 1998, Albertson's and American Stores Company ("ASC") entered into a definitive merger agreement whereby Albertson's would acquire ASC by exchanging 0.63 share of Albertson's common stock for each share of outstanding ASC common stock, with cash being paid in lieu of fractional shares (the "Merger") and ASC would become a wholly owned subsidiary of Albertson's. The Merger was approved by the stockholders of Albertson's and ASC on November 12, 1998.

     The Merger was consummated on June 23, 1999, with the issuance of approximately 177 million shares of Albertson's common stock. The Merger constituted a tax-free reorganization and has been accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present as a single interest, two or more common stockholders' interests that were previously independent; accordingly, the consolidated financial statements of Albertson's restate the historical financial statements as though the companies had always been combined. The restated consolidated financial statements are adjusted to conform accounting policies and financial statement presentations.

     In connection with the Merger, the Company entered into agreements with the Attorneys General of California, Nevada and New Mexico and the Federal Trade Commission to enable the Merger to proceed under applicable antitrust, competition and trade regulation law. The agreements required the Company to divest a total of 117 stores in California, 19 stores in Nevada and 9 stores in New Mexico. Of the stores required to be divested, 40 were ASC locations operated primarily under the Lucky name, and 105 were Albertson's stores operated primarily under the Albertson's name. In addition, the Company divested four supermarket real estate sites as required by the agreements. The Company divested 144 of the required 145 stores as of February 3, 2000.

     The Company is one of the largest retail food-drug chains in the United States. As of February 3, 2000, the Company operated 2,492 stores in 37 Northeastern, Western, Midwestern and Southern states. These stores consist of 1,326 combination food-drug stores, 802 stand-alone drug stores, 335 conventional supermarkets, 28 warehouse stores and one e-commerce retail site. Retail operations are supported by 21 major Company distribution centers. The Company's distribution centers provide product exclusively to the Company's retail stores.

     The Company's combination food-drug stores are super grocery/super drugstores under one roof and range in size from 35,000 to 82,000 square feet. Most of these stores offer prescription drugs and an expanded section of cosmetics and general merchandise in addition to specialty departments such as service seafood and meat, bakery, lobby/video, service delicatessen, liquor and floral. Many also offer meal centers, party supply centers, coffee bars, in-store banks, photo processing and, destination categories for beverages, snacks, pet care products, paper products and baby care merchandise. All shopping areas are served by a common set of checkstands.

     The Company's stand-alone drugstores are free-standing store sites that average 18,300 square feet. These stores offer convenient shopping and prescription pickup as well as a wide assortment of general merchandise, health and beauty care, over-the-counter medication, greeting cards and photo processing. The Company's new drugstores are typically located on corners and many offer a drive-thru pharmacy.

     The Company's conventional supermarkets range in size from 8,000 to 35,000 square feet. These stores offer a full selection in the basic departments of grocery, meat, produce, dairy and limited general merchandise. Many locations have a pharmacy, in-store bakery and service delicatessen.

     The Company's warehouse stores are operated primarily under the names "Max Food and Drug" and "Super Saver." These no-frills stores range in size from 17,000 to 73,000 square feet and offer significant savings with special emphasis on discounted meat and produce.

     The Company's e-commerce retail site located in Bellevue, Washington, is the Company's first location which combines a gourmet store (17,000 square feet) with a fulfillment center (14,000 square feet). Employees fill online orders, which can then be delivered to, or picked up by, the customer. Albertsons.com accepts on-line orders to be filled either by the Bellevue site or through the fulfillment center in Fort Worth, Texas.

     Sav-ondrugs.com, was piloted in October 1999, for online orders from customers in the Las Vegas, Nevada and Kansas City, Missouri areas. It offers a full range of basic sundry items, prescription refills and consumer health information.

     All of the Company's stores carry a broad range of national brands and offer private label brand products in many merchandise categories. The Company's stores provide consumer information such as: nutritional signing in the meat and produce departments, freshness code dating, unit pricing, meal ideas and food information pamphlets. The Company also offers a choice of recyclable paper or plastic bags and collection bins for plastic bag recycling.

     As of February 3, 2000, the Company operated 76 fuel centers, in six states, which are located near existing stores. These centers feature three to six fuel pumps and a small building, ranging in size from a pay-only kiosk to a small convenience store, featuring such items as candy, soft drinks and snack foods.

     The Company's operations are within a single operating segment, the retail sale of food and drug merchandise. The Company's stores operate primarily under the names of Albertson's, Acme Markets, Jewel Food Stores, Seessel's, Super Saver, Max, Osco Drug and Sav-On.

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

     The Company is subject to effects of seasonality. Sales are higher in the Company's fourth quarter than other quarters due to the holiday season and the increase in cold and flu occurrences.

     The Company has been able to efficiently supply its stores with merchandise through its distribution centers, outside suppliers or directly from manufacturers in an effort to obtain merchandise at the lowest possible cost. The Company believes that it is not dependent on any one supplier, and considers its relations with its suppliers to be satisfactory. The Company services all of its retail stores from Company distribution centers.

     As of February 3, 2000, the Company employed approximately 235,000 people, many of whom are covered by collective bargaining agreements. The Company considers its present relations with employees to be good.

Item 2.  Properties

     The Company has actively pursued an expansion program of adding new retail stores, enlarging and remodeling existing stores and replacing smaller stores. During the past ten years, the Company has built or acquired 1,247 stores and approximately 89% of the Company's current retail square footage has been opened or remodeled during this period. The Company continues to follow the policy of closing stores that are obsolete or lack satisfactory profit potential.

     Albertson's stores are located in 37 Northeastern, Western, Midwestern and Southern areas of the United States. The table on the following page is a summary of the stores by state and classification as of February 3, 2000:

                               Combination         Conventional        Warehouse        Stand-Alone        E-Commerce
                                 Food-Drug               Stores           Stores        Drug Stores             Store       TOTAL
------------------------ ------------------ -------------------- ---------------- ------------------ ----------------- -----------
Arizona                                 45                                                       79                           124
Arkansas                                 2                                                        1                             3
California                             289                  176               15                287                           767
Colorado                                44                                     7                                               51
Delaware                                 8                    7                                                                15
Florida                                107                                                                                    107
Georgia                                  1                                                                                      1
Idaho                                   30                    7                                   1                            38
Illinois                               155                   17                                  93                           265
Indiana                                  6                                                       50                            56
Iowa                                     4                                                       33                            37
Kansas                                   5                                                       28                            33
Louisiana                               25                                                                                     25
Maine                                                                                             1                             1
Maryland                                 2                    9                                                                11
Massachusetts                                                                                    59                            59
Michigan                                                                                          1                             1
Minnesota                                                                                         1                             1
Mississippi                              6                    1                                                                 7
Missouri                                10                                                       35                            45
Montana                                 17                   16                                  10                            43
Nebraska                                11                                                       14                            25
Nevada                                  35                    5                                  42                            82
New Hampshire                                                                                    20                            20
New Jersey                              29                   40                                                                69
New Mexico                              22                    1                1                  4                            28
North Dakota                             2                                                        6                             8
Oklahoma                                28                                                                                     28
Oregon                                  41                   10                                                                51
Pennsylvania                            38                   28                                                                66
South Dakota                             1                                                        3                             4
Tennessee                               23                    1                                                                24
Texas                                  207                                     5                                              212
Utah                                    42                    3                                                                45
Washington                              69                   12                                                     1          82
Wisconsin                               12                                                       34                            46
Wyoming                                 10                    2                                                                12
                         ------------------ -------------------- ---------------- ------------------ ----------------- -----------
   Total                             1,326                  335               28                802                 1       2,492
                         ================== ==================== ================ ================== ================= ===========
Retail Square
Footage by Store
Type (000's)                        70,819                8,926            1,270             14,702                31      95,748
                         ================== ==================== ================ ================== ================= ===========


     The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on investment. During 1999 approximately 75% of the merchandise purchased for resale in Company retail stores was received from Company distribution centers.

     Albertson's distribution system consists of 21 major Company centers located strategically throughout the Company's operating markets. The table on the following page is a summary of the Company's distribution facilities as of February 3, 2000:


Major Distribution Facilities
                             Frozen                Meat % Ice Cream   Health     High Volume General Pharmaceuticals   Square
                     Grocery   Food Liquor Produce   Deli     Plant & Beauty Health & Beauty  Merch.                  Footage
                     ------- ------ ------ ------- ------ --------- -------- --------------- ------- --------------- ---------
   Lancaster, PA       X                      X       X                                                              1,366,000
   Melrose Park, IL    X        X             X       X                                                              1,188,000
   La Habra, CA                                                         X                       X           X        1,184,000
   Fort Worth, TX      X        X             X       X                                                              1,100,000
   Brea, CA            X        X     X       X       X                                                              1,059,000
   Buena Park, CA      X        X                     X                                                              1,010,000
   Irvine, CA          X                      X                                                                        996,000
   Plant City, FL      X        X     X       X       X                              X                                 979,000
   Elk Grove, IL                                                        X                       X           X          933,000
   Vacaville, CA       X                                                                                               854,000
   Portland, OR        X        X             X       X                                                                790,000
   Tulsa, OK           X        X             X       X                                                                748,000
   Houston, TX         X        X             X       X                                                                747,000
   Phoenix, AZ         X        X     X       X       X                              X                                 687,000
   Salt Lake City, UT  X        X             X       X                                                                680,000
   San Leandro, CA              X             X       X                                                                453,000
   Ponca City, OK                                                       X                       X           X          422,000
   Sacramento, CA      X        X     X       X       X                                                                421,000
   Denver, CO          X        X             X       X                                                                372,000
   Boise, ID                                                            X                       X                      238,000
   Lancaster, PA                                                        X                       X                      231,000
   (non-food)


   Other Distribution Facilities
   Las Vegas, NV                      X                                                                                 30,000
   Phoenix, AZ                        X                                                                                 25,000
   Indianapolis, IN                   X                                                                                 22,000
   Boise, ID                                                   X                                                        11,000

                                                                                                                    ----------
   TOTAL SQUARE FOOTAGE -
     All Distribution Facilities                                                                                    16,546,000
                                                                                                                    ==========

     The  Company   currently   finances  most  retail  store  and  distribution
facilities internally, thus retaining ownership of most of its land and buildings. The Company's future expansion plans are expected to be financed primarily from cash provided by operating activities. The Company has and will continue to finance a portion of its new stores through lease transactions when it does not have the opportunity to own the property.

     As of February 3, 2000, the Company held title to the land and buildings of 39% of the Company's stores and held title to the buildings on leased land of an additional 7% of the Company's stores. The Company also holds title to the land and buildings of most of its administrative offices and distribution facilities.

Item 3.  Legal Proceedings

     The information required under this item is included under the caption "Legal Proceedings" on page 50 of the Company's 1999 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

     The principal markets in which the Company's common stock is traded and the related security holder matters are set forth under the caption "Company Stock Information" on page 60 of the Company's 1999 Annual Report to Stockholders. This information is incorporated herein by this reference thereto. The market value of the Company's common stock at the close of trading on March 24, 2000, was $28.6875 per share. There were approximately 32,000 stockholders of record on March 24, 2000.


Item 6.  Selected Financial Data

     Selected financial data of the Company for the fiscal years 1995 through 1999 is included under the caption "Five-Year Summary of Selected Financial Data" on page 54 of the Company's 1999 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  information  required under this item is included on pages 21 to 28 of
the  Company's  1999  Annual  Report  to   Stockholders.   This  information  is
incorporated herein by this reference thereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The information required under this item is included under the caption "Quantitative and Qualitative Disclosures about Market Risk" on page 27 of the Company's 1999 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 8.  Financial Statements and Supplementary Data

     The Company's consolidated financial statements and related notes thereto, together with the Independent Auditors' Reports and selected quarterly financial data of the Company are presented on pages 29 to 53 and page 55 of the Company's 1999 Annual Report to Stockholders and are incorporated herein by this reference thereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Directors

     The information regarding directors and nominees for directors of the Company is presented under the heading "Election of Directors" in the Company's definitive proxy statement for use in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended February 3, 2000, and is incorporated herein by this reference thereto.


Executive and Reporting Officers
                     Age                                    Date First Appointed
                   as of                                      as an Executive or
Name             3/24/00  Position                             Reporting Officer
----            --------  ---------                         --------------------


Gary G. Michael      59   Chairman of the Board and Chief Executive     12/02/74
                          Officer

Peter L. Lynch       48   President and Chief Operating Officer         06/23/99

Michael F. Reuling   53   Vice Chairman of the Company                  12/30/79

Thomas E. Brother    58   Executive Vice President, Distribution        07/30/89

Robert C. Butler     51   Executive Vice President, Operations          03/21/00

Romeo R. Cefalo      50   Executive Vice President, Operations          03/21/00

Wayne A. Denningham  38   Executive Vice President, Merchandising       03/21/00

Craig R. Herkert     40   Executive Vice President, Marketing           03/21/00

A. Craig Olson       48   Executive Vice President and Chief            12/22/86
                          Financial Officer

Carl W. Pennington   62   Executive Vice President, Marketing           08/02/87

Thomas R. Saldin     53   Executive Vice President and General Counsel  12/26/83

Patrick S. Steele    50   Executive Vice President, Information         06/10/90
                          Systems and Technology

Steven D. Young      51   Executive Vice President, Human Resources     12/02/91

Richard J. Navarro   47   Senior Vice President and Controller          12/22/86




     Gary G. Michael has served as Chairman of the Board and Chief Executive Officer since 1991.

     Peter L. Lynch became President and Chief Operating Officer on March 21, 2000. Previously he served as Executive Vice President, Operations from June 23, 1999; Executive Vice President and General Manager of the Acme Division of American Stores Company from 1998; Senior Vice President, Store Operations of the Jewel-Osco Division of American Stores Company from December 1995; Vice President, Delta of American Stores Company from April 1995; and Senior Vice President and General Manager of Star Market from 1994.

     Michael F. Reuling became Vice Chairman of the Company on June 23, 1999. Previously he served as Executive Vice President, Development from January 1999 and as Executive Vice President, Store Development since 1986.

     Thomas E. Brother was promoted to Executive Vice President, Distribution on January 29, 1999. Previously he served as Senior Vice President, Distribution from 1991.

     Robert C. Butler was promoted to Executive  Vice  President,  Operations on
March 21, 2000. Previously he served as Senior Vice President, Merchandising from June 23, 1999; Vice President, Southern California Division from 1996; and Vice President, Rocky Mountain Division from 1994.

     Romeo R. Cefalo was promoted to Executive Vice President, Operations on March 21, 2000. Previously he served as President, Southern California Region from June 23, 1999; Executive Vice President and General Manager of the Lucky South Division of American Stores Company from 1997; Senior Vice President and General Manager of the same division from 1995; and Senior Vice President, Operations of the Acme Division of American Stores Company from 1992.

     Wayne A. Denningham was promoted to Executive Vice President, Merchandising on March 21, 2000. Previously he served as President, Intermountain Region from June 23, 1999; Vice President, Florida Division from 1998; Vice President, Rocky Mountain Division from 1997; Division Manager of the same division from 1996; and District Sales Manager of the Southwest Division from 1993.

     Craig R. Herkert was promoted to Executive Vice President, Marketing on March 21, 2000. Previously he served as President of the Eastern Region from June 23, 1999; Senior Vice President of the Acme Division of American Stores Company in a portion of 1998; Senior Vice President Fresh Food/Procurement of
American Stores Company in a portion of 1998; Vice President, Grocery Procurement of American Stores Procurement and Logistics Group from 1996; Vice President, Meat and Farmstand Merchandising of the Jewel Food Stores Division of American Stores Company from 1995; and Merchandise Manager, Frozen and Refrigerated Foods of the same division from 1994.

     A. Craig Olson was promoted to Executive Vice President and Chief Financial Officer on January 29, 1999. Previously he served as Senior Vice President, Finance and Chief Financial Officer from 1991.

     Carl W. Pennington was promoted to Executive Vice President, Marketing on January 29, 1999. Previously he served as Executive Vice President, Corporate Merchandising from 1996; and Senior Vice President, Corporate Merchandising from 1994.

     Thomas R. Saldin was promoted to Executive Vice President and General Counsel on January 29, 1999. Previously he served as Executive Vice President, Administration and General Counsel from 1991.

     Patrick S. Steele was promoted to Executive Vice President, Information Systems and Technology on January 29, 1999. Previously he served as Senior Vice President, Information Systems and Technology from 1993.

     Steven D. Young was promoted to Executive Vice President, Human Resources on January 29, 1999. Previously he served as Senior Vice President, Human Resources from 1993.

     Richard J. Navarro was promoted to Senior Vice President and Controller on January 29, 1999. Previously he served as Group Vice President and Controller from 1993.

Item 11.  Executive Compensation

     Information concerning executive compensation is presented under the headings "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," and "Retirement Benefits" in the Proxy Statement. This information is incorporated herein by this reference thereto.


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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)1             Financial Statements:

                    The  Independent   Auditors'  Reports,   together  with  the
                 Consolidated Financial Statements and the related notes thereto, are listed below and are incorporated herein by this reference thereto from pages 29 to 53 of the Company's Annual Report to Stockholders for the year ended February 3, 2000:

                     Consolidated  Earnings  -- years  ended  February  3, 2000;
                         January 28, 1999; January 29, 1998.

                     Consolidated Balance Sheets  --  February 3, 2000;  January
                         28, 1999.

                     Consolidated  Cash Flows -- years  ended  February 3, 2000;
                         January 28, 1999; January 29, 1998.

                     Consolidated  Stockholders'  Equity -- years ended February
                         3, 2000; January 28, 1999; January 29, 1998.

                     Notes to Consolidated Financial Statements.

                     Independent Auditors' Reports.


                 Quarterly Financial Data:

                    Quarterly  Financial  Data for the years  ended  February 3,
                 2000, and January 28, 1999, is set forth on page 55 of the Annual Report to Stockholders for the year ended February 3, 2000, and is incorporated herein by this reference thereto.

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

(b)              The following reports on Form 8-K were filed:

                    There were no reports on Form 8-K filed  during the fourteen week quarter ended February 3, 2000.


     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Company hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statements on Form S-8 Nos. 2-80776, 33-2139, 33-7901, 33-15062, 33-43635, 33-62799, 33-59803, 333-82157, 333-82161
and 333-87773.

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

                                                               ALBERTSON'S, INC.


                                                         By  /s/ GARY G. MICHAEL
                                                       -------------------------
                                                                 Gary G. Michael
                                                      (Chairman of the Board and
                                                        Chief Executive Officer)

Date:  April 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 25, 2000.


           GARY G. MICHAEL                              A. CRAIG OLSON
 ---------------------------------             ---------------------------------
           Gary G. Michael                              A. Craig Olson
      (Chairman of the Board and                     (Executive Vice President
      Chief Executive Officer and                   and Chief Financial Officer)
                Director)


         RICHARD J. NAVARRO                              A. GARY AMES
 ---------------------------------             ---------------------------------
         Richard J. Navarro                              A. Gary Ames
       (Senior Vice President                             (Director)
            and Controller)


          CECIL D. ANDRUS                               PAMELA G. BAILEY
--------------------------------               ---------------------------------
          Cecil D. Andrus                               Pamela G. Bailey
            (Director)                                      (Director)


           TERESA BECK                                   HENRY I. BRYANT
 ---------------------------------             ---------------------------------
            Teresa Beck                                  Henry I. Bryant
            (Director)                                      (Director)


          JOHN B. CARLEY                                 PAUL I. CORDDRY
 ---------------------------------             ---------------------------------
          John B. Carley                                 Paul I. Corddry
            (Director)                                      (Director)


          JOHN B. FERY                                 FERNANDO R. GUMUCIO
 ---------------------------------             ---------------------------------
          John B. Fery                                 Fernando R. Gumucio
           (Director)                                       (Director)


        CLARK A. JOHNSON                                CHARLES D. LEIN
 ---------------------------------             ---------------------------------
        Clark A. Johnson                                Charles D. Lein
           (Director)                                      (Director)


         VICTOR L. LUND                                 BEATRIZ RIVERA
 ---------------------------------             ---------------------------------
          Victor L. Lund                                Beatriz Rivera
            (Director)                                     (Director)


           J.B. SCOTT                                   ARTHUR K. SMITH
 ---------------------------------             ---------------------------------
           J.B. Scott                                   Arthur K. Smith
           (Director)                                      (Director)


        THOMAS L. STEVENS, JR                           WILL M. STOREY
 ---------------------------------             ---------------------------------
        Thomas L. Stevens, Jr.                          Will M. Storey
            (Director)                                    (Director)


          STEVEN D. SYMMS                               THOMAS J. WILFORD
 ---------------------------------             ---------------------------------
          Steven D. Symms                               Thomas J. Wilford
            (Director)                                      (Director)

                               Index to Exhibits
                          Filed with the Annual Report
                              on Form 10-K for the
                           Year Ended February 3, 2000

Number              Description
 3.1                Restated   Certificate  of  Incorporation  (as  amended)  is
                    incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended April 30, 1998.

 3.1.1              Certificate of Designation, Preferences and Rights of Series
                    A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 3.1.1 of Form 10-K for the year ended January 30, 1997.

 3.1.2              Amendment to Certificate  of  Designation,  Preferences  and
                    Rights of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 3.1.2 of Form
                    10-K for the year ended January 28, 1999.

 3.2                By-Laws dated March 17, 2000.

 4.1 Stockholder Rights Plan Agreement is incorporated herein by reference to Exhibit 1 of Form 8-A Registration Statement filed with the Commission on March 4, 1997.

 4.1.1              Amendment  No.  One to  Stockholder  Rights  Plan  Agreement
                    (dated August 2, 1998) is incorporated herein by reference to Exhibit 1 of Amendment to Form 8-A Registration Statement filed with the Commission on August 6, 1998.

 4.1.2              Amendment  No.  Two to  Stockholder  Rights  Plan  Agreement
                    (dated March 16, 1999) is incorporated herein by reference to Exhibit 1 of Amendment to Form 8-A Registration Statement filed with the Commission on March 25, 1999.

 4.2                Indenture,  dated as of May 1,  1992,  between  Albertson's,
                    Inc.  and  Morgan  Guaranty  Trust  Company  of New  York as
                    Trustee is incorporated herein by reference to Exhibit 4.1 of Form S-3 Registration Statement 333-41793 filed with the
                    Commission on December 9, 1997.(1)

 4.3                Senior Indenture dated May 1, 1995,  between American Stores
                    Company and the First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.1 of Form
                    10-Q  filed by  American  Stores  Company  (Commission  File
                    Number 1-5392) on June 12, 1995.(1)

 9                  Inapplicable

10.1                J. A. and Kathryn Albertson  Foundation Inc. Stock Agreement
                    (dated May 21, 1997) is incorporated  herein by reference to
                    Exhibit  10.1 of Form  10-Q  for the  quarter  ended  May 1,
                    1997.*

10.1.1              Waiver  regarding  Alscott  Limited   Partnership  #1  Stock
                    Agreement  (dated May 21,  1997) is  incorporated  herein by reference  to  Exhibit  10.1.1 of Form 10-Q for the  quarter ended May 1, 1997.*


Number              Description
10.1.2              Waiver  regarding  Kathryn  Albertson Stock Agreement (dated
                    May 21, 1997) is incorporated herein by reference to Exhibit
                    10.1.2 of Form 10-Q for the quarter ended May 1, 1997.*

10.5                Form  of  Beneficiary   Agreement  for  Key  Executive  Life
                    Insurance  is  incorporated  herein by  reference to Exhibit
                    10.5.1 of Form 10-K for the year ended January 30, 1986.*

10.6                Executive  Deferred  Compensation Plan (amended and restated
                    February 1, 1989) is  incorporated  herein by  reference  to
                    Exhibit  10.6 of Form 10-K for the year  ended  February  2,
                    1989.*

10.6.1              Amendment to  Executive  Deferred  Compensation  Plan (dated
                    December 4, 1989) is  incorporated  herein by  reference  to
                    Exhibit  10.6.1 of Form 10-Q for the quarter ended  November
                    2, 1989.*

10.6.2              Amendment  to Executive  Deferred Compensation  Plan  (dated
                    December 15, 1998).*

10.7                Senior   Operations   Executive   Officer   Bonus   Plan  is
                    incorporated  herein by  reference  to Exhibit  10.7 of Form
                    10-K for the year ended January 30, 1997.*

10.7.1              Amendment  to  Senior Executive  Deferred  Compensation Plan
                    (dated December 15, 1998).*

10.9                Description of Bonus  Incentive  Plans (amended  December 3,
                    1984)is incorporated herein by reference to Exhibit 10.9 of Form 10-K for the year ended January 31, 1985.*

10.10               2000 Deferred Compensation Plan (dated January 1, 2000).*

10.11               1982 Incentive  Stock Option Plan (amended March 4, 1991) is incorporated  herein by reference  to Exhibit  10.11 of Form
                    10-K for the year ended  January  31,  1991.  Exhibit  10.11
                    expired   by  its  terms  in  1992.   Notwithstanding   such
                    expiration, certain agreements for the options granted under these option plans remain outstanding.*

10.12               Form of  1982  Incentive  Stock  Option  Agreement  (amended
                    November  30, 1987) is  incorporated  herein by reference to
                    Exhibit 10.12 of Form 10-Q for the quarter ended October 29,
                    1987.*

10.12.1 Form of 1982 Incentive Stock Option Agreement (used in connection with certain options granted pursuant to the 1982
                    Incentive Stock Option Plan on or after September 5, 1989) is incorporated herein by reference to Exhibit 10.12.1 of Form 10-Q for the quarter ended August 3, 1989.*

10.13               Executive Pension Makeup Plan (amended and restated February
                    1,  1989) is  incorporated  herein by  reference  to Exhibit
                    10.13 of Form 10-K for the year ended February 2, 1989.*


Number              Description
10.13.1             First Amendment to Executive Pension Makeup Plan (dated June
                    8,  1989) is  incorporated  herein by  reference  to Exhibit
                    10.13.1 of Form 10-Q for the quarter ended May 4, 1989.*

10.13.2             Second  Amendment  to Executive  Pension  Makeup Plan (dated
                    January 12,  1990) is  incorporated  herein by  reference to
                    Exhibit  10.13.2 of Form 10-K for the year ended February 1,
                    1990.*

10.13.3             Third  Amendment  to  Executive  Pension  Makeup Plan (dated
                    January 31,  1990) is  incorporated  herein by  reference to
                    Exhibit 10.13.3 of Form 10-Q for the quarter ended August 2,
                    1990.*

10.13.4             Fourth Amendment to Executive Pension Makeup Plan (effective
                    January  1, 1995) is  incorporated  herein by  reference  to
                    Exhibit  10.13.4 of Form 10-K for the year ended February 2,
                    1995.*

10.13.5             Amendment to Executive  Pension Makeup Plan  (retroactive to
                    January  1, 1990) is  incorporated  herein by  reference  to
                    Exhibit  10.13.5 of Form 10-K for the year ended February 1,
                    1996.*

10.13.6             Amendment to Executive Pension  Makeup  Plan (retroactive to
                    October 1, 1999).*

10.14               Executive ASRE Makeup Plan (dated September 26, 1999).*

10.15               Senior  Executive  Deferred  Compensation  Plan (amended and
                    restated  February  1,  1989)  is  incorporated   herein  by
                    reference  to Exhibit  10.15 of Form 10-K for the year ended
                    February 2, 1989.*

10.15.1             Amendment to Senior  Executive  Deferred  Compensation  Plan
                    (dated December 4, 1989) is incorporated herein by reference to Exhibit 10.15.1 of Form 10-Q for the quarter ended
                    November 2, 1989.*

10.16               1986 Nonqualified  Stock Option Plan (amended March 4, 1991)
                    is incorporated herein by reference to Exhibit 10.16 of Form
                    10-K for the year ended  January  31,  1991.  Exhibit  10.16
                    expired   by  its  terms  in  1996.   Notwithstanding   such
                    expiration, certain agreements for the options granted under these option plans remain outstanding.*

10.17               Form of 1986  Nonqualified  Stock  Option Plan Stock  Option
                    Agreement (amended November 30, 1987) is incorporated herein by reference to Exhibit 10.17 of Form 10-Q for the quarter ended October 29, 1987.*

10.18 Executive Pension Makeup Trust (dated February 1, 1989) is incorporated herein by reference to Exhibit 10.18 of Form
                    10-K for the year ended February 2, 1989.*

10.18.1             Amendment to Executive Pension  Makeup Trust (dated July 24,
                    1998).*



Number              Description
10.18.2             Amendment to Executive  Pension Makeup Trust (dated December
                    1,  1998) is  incorporated  herein by  reference  to Exhibit
                    10.18.1  of Form  10-Q for the  quarter  ended  October  29,
                    1998.*

10.18.3             Amendment to Executive Pension Makeup Trust (dated  December
                    1, 1999).*

10.19               Executive  Deferred  Compensation  Trust (dated  February 1,
                    1989) is incorporated herein by reference to Exhibit 10.19 of Form 10-K for the year ended February 2, 1989.*

10.19.1             Amendment to  Executive  Deferred  Compensation Trust (dated
                    July 24, 1998).*

10.19.2             Amendment to Executive  Deferred  Compensation  Trust (dated
                    December 1, 1998) is  incorporated  herein by  reference  to
                    Exhibit  10.19.1 of Form 10-Q for the quarter  ended October
                    29, 1998.*

10.19.3             Amendment to Executive  Deferred  Compensation  Trust (dated
                    December 1, 1999).*

10.20 1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 of Form 10-K for the year ended
                    January 31, 1991.*

10.20.1             Amendment to 1990  Deferred  Compensation  Plan (dated April
                    12,  1994) is  incorporated  herein by  reference to Exhibit
                    10.20.1 of Form 10-Q for the quarter ended August 4, 1994.*

10.20.2             Amendment to 1990 Deferred Compensation Plan (dated November
                    5,  1997) is  incorporated  herein by  reference  to Exhibit
                    10.20.2 of Form 10-K for the year ended January 29, 1998.*

10.20.3             Amendment to 1990 Deferred Compensation Plan (dated November
                    1,  1998) is  incorporated  herein by  reference  to Exhibit
                    10.20.3 of Form 10-Q for the quarter ended October 29, 1998.*

10.21               Non-Employee   Directors'  Deferred   Compensation  Plan  is
                    incorporated  herein by reference  to Exhibit  10.21 of Form
                    10-K for the year ended January 31, 1991.*

10.21.1             Amendment to Non-Employee  Directors' Deferred  Compensation
                    Plan (dated December 15, 1998).*

10.22 1990 Deferred Compensation Trust (dated November 20, 1990) is incorporated herein by reference to Exhibit 10.22 of Form
                    10-K for the year ended January 31, 1991.*

10.22.1             Amendment to 1990 Deferred Compensation Trust (date July 24,
                    1998).*

10.22.2             Amendment  to  1990  Deferred   Compensation   Trust  (dated
                    December 1, 1998) is  incorporated  herein by  reference  to
                    Exhibit  10.22.1 of Form 10-Q for the quarter  ended October
                    29, 1998.*



Number              Description
10.22.3             Amendment  to  1990  Deferred   Compensation   Trust  (dated
                    December 1, 1999).*

10.23               2000 Deferred Compensation Trust (dated January 1, 2000).*

10.24 1995 Stock-Based Incentive Plan (dated May 26, 1995) is incorporated herein by reference to Exhibit 10.24 of Form
                    10-Q for the quarter ended May 4, 1995.*

10.24.1             Form  of  1995  Stock-Based   Incentive  Plan  Stock  Option
                    Agreement (dated December 4, 1995) is incorporated herein by reference to Exhibit 10.24.1 of Form 10-K for the year ended
                    February 1, 1996.*

10.25               1995 Stock Option Plan for Non-Employee Directors (dated May
                    26,  1995) is  incorporated  herein by  reference to Exhibit
                    10.25 of Form 10-Q for the quarter ended May 4, 1995.*

10.25.1             Form of 1995 Stock  Option Plan for  Non-Employee  Directors
                    Agreement (dated May 30, 1995) is incorporated herein by reference to Exhibit 10.25.1 of Form 10-Q for the quarter ended May 4, 1995.*

10.26               Amended and Restated 1995 Stock-Based  Incentive Plan (dated
                    November  12, 1998) is  incorporated  herein by reference to
                    Exhibit 10.26 of Form 10-Q for the quarter ended October 29,
                    1998.*

10.27               Termination  and Consulting  Agreement by and among American
                    Stores Company, Albertson's, Inc. and Victor L. Lund is incorporated herein by reference to Exhibit 10.27 of Form
                    10-K for the year ended January 28, 1999.*

10.28               Credit Agreement (5-year)(dated March 22, 2000).

10.29               Credit Agreement (364-day)(dated March 22, 2000).

10.30               American Stores Company  Supplemental  Executive  Retirement
                    Plan 1998 Restatement is incorporated herein by reference to
                    Exhibit  4.1 of Form S-8 filed by  American  Stores  Company
                    (Commission File Number 1-5392) on July 13,
                    1998.*

10.30.1             Amendment to American Stores Company Supplemental  Executive
                    Retirement Plan 1998 Restatement,  dated as of September 15,
                    1998, is incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed by American Stores Company (Commission File
                    Number 1-5392) on December 11, 1998.*

10.31               American  Stores  Company  1997 Stock Option and Stock Award
                    Plan is incorporated herein by reference to Exhibit B of the 1997 Proxy Statement filed by American Stores Company
                    (Commission File Number 1-5392) on May 2, 1997.*

10.31.1             Amendment to American  Stores  Company 1997 Stock Option and
                    Stock  Award  Plan,   dated  as  of  October  8,  1998,   is
                    incorporated  herein by  reference  to Exhibit  10.1 of Form
                    10-Q  filed by  American  Stores  Company  (Commission  File
                    Number 1-5392) on December 11, 1998.*



Number              Description
10.32               American  Stores  Company 1997A Stock Option and Stock Award
                    Plan, dated as of March 27, 1997, is incorporated  herein by reference to Exhibit 4.11 of the S-8 Registration  Statement
                    (Registration  No.  333-8215 filed by  Albertson's,  Inc. on
                    July 2, 1999.*

10.33               American  Stores  Company  1997 Stock  Plan to  Non-Employee
                    Directors is incorporated herein by reference to Exhibit C of the 1997 Proxy Statement filed by American Stores Company
                    (Commission file number 1-5392) on May 2, 1997.*

10.34               American  Stores  Company  amended and  restated  1989 Stock
                    Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.13 of the S-8 Registration Statement
                    (Registration No.  333-82157) filed by Albertson's,  Inc. on
                    July 2, 1999.*

10.35               American  Stores  Company  Amendment and Restated 1985 Stock
                    Option and Stock Award Plan is incorporated herein by reference to the S-8 Registration Statement (Registration
                    No. 333-82157) filed by Albertson's, Inc. on July 2, 1999.*

11                  Inapplicable

12                  Inapplicable

13 Exhibit 13 consists of pages 21 to 55 and page 60 of Albertson's, Inc. 1999 Annual Report to Stockholders which are numbered as pages 1 to 36 of Exhibit 13. Such report, except to the extent incorporated herein by reference, has been sent to and furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of
                    Exhibit 13 are as follows: Item 3--page 30; Item 5--page 36;
                    Item  6-page 34; Item  7-pages 1 through 8; Item  7A-page 7;
                    and Items 8 and 14--pages 9 through 33 and page 35.

16                  Inapplicable

18                  Inapplicable

21                  Subsidiaries of the Registrant

22                  Inapplicable

23                  Independent Auditors' Consent - Deloitte & Touche LLP

23.1                Independent Auditors' Consent - Ernst & Young LLP

24                  Inapplicable

27                  Financial Data Schedule - Fiscal Year 1999


Footnotes
---------
*            Identifies  management contracts or compensatory plans or
             arrangements  required to be filed as an exhibit hereto.


(1) In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed herewith, because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The
             Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.