Form 10-K/A
period 2000-02-03
ALBERTSONS INC /DE/
filed 2000-05-05
CIK 3333

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A
           AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Date of Amendment: May 5, 2000
                  Date of Report Being Amended: April 25, 2000


                          Commission file number 1-6187


                                ALBERTSON'S, INC.
                                -----------------
             (Exact name of Registrant as specified in its Charter)


                     Delaware                          82-0184434
                     --------                          ----------
            (State of Incorporation)         (Employer Identification Number)


            250 Parkcenter Boulevard, P.O. Box 20, Boise, Idaho 83726
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (208) 395-6200
                                                           --------------

Exhibit 13 Correction.

Correction is made to page 9 of Exhibit 13 to the Annual Report Form 10-K filed April 25, 2000.

The amount on the line item "Shareholder related expense" on page 9 of Exhibit 13 should be included in the column headed 52 Weeks, January 29, 1998, rather than in the column headed 53 Weeks, February 3, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ALBERTSON'S, INC.
                                               (Registrant)



                                               ---------------------------------
Date: May 5, 2000                              /s/ A. Craig Olson
                                               Executive Vice President,
                                               Chief Financial Officer

Exhibit 13, Page 9


Consolidated Earnings

--------------------------------------------------------------------------------------------------------------------------
                                                                        53 Weeks           52 Weeks        52 Weeks
                                                                     February 3,        January 28,     January 29,
(In millions, except per share data)                                        2000               1999            1998
--------------------------------------------------------------------------------------------------------------------------

Sales                                                                   $ 37,478           $ 35,872        $ 33,828
Cost of sales                                                             27,164             26,156          24,821
--------------------------------------------------------------------------------------------------------------------------

Gross profit                                                              10,314              9,716           9,007
Selling, general and administrative expenses                               8,641              7,846           7,330
Merger-related and exit costs                                                396                195              13
Litigation settlement                                                         37
Impairment - store closures                                                                      24
--------------------------------------------------------------------------------------------------------------------------

Operating profit                                                           1,240              1,651           1,664
Other (expenses) income:
    Interest, net                                                           (353)              (337)           (294)
    Shareholder related expense                                                                                 (34)
    Other, net                                                                12                 24              14
--------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes and extraordinary item                          899              1,338           1,350

Income taxes                                                                 472                537             553
--------------------------------------------------------------------------------------------------------------------------

Earnings before extraordinary item                                           427                801             797
Extraordinary loss on extinguishment of debt,
   net of tax benefit of $7                                                  (23)
--------------------------------------------------------------------------------------------------------------------------

Net Earnings                                                               $ 404              $ 801           $ 797
--------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share:
   Earnings before extraordinary item                                     $ 1.01             $ 1.91          $ 1.89
    Extraordinary item                                                      (.05)
--------------------------------------------------------------------------------------------------------------------------

    Net Earnings                                                          $ 0.96             $ 1.91          $ 1.89
--------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
   Earnings before extraordinary item                                     $ 1.00             $ 1.90          $ 1.88
    Extraordinary item                                                      (.05)
--------------------------------------------------------------------------------------------------------------------------

    Net Earnings                                                          $ 0.95             $ 1.90          $ 1.88
--------------------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding:
   Basic                                                                     422                419             422
   Diluted                                                                   423                422             423

See Notes to Consolidated Financial Statements