Form 10-Q
period 2000-05-04
ALBERTSONS INC /DE/
filed 2000-06-09
CIK 3333

FORM 10-Q





                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For 13 Weeks Ended: May 4, 2000         Commission File Number: 1-6187



                                ALBERTSON'S, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                     82-0184434
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho                       83726
-----------------------------------------------                       -----
(Address)                                                           (Zip Code)


       Registrant's telephone number, including area code: (208) 395-6200
                                                           --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             -----    -----

     Number of Registrant's $1.00 par value
     common shares outstanding at June 2, 2000:    423,189,605

                          PART I. FINANCIAL INFORMATION



                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                      (in millions, except per share data)
                                   (unaudited)


                                                                 13 WEEKS ENDED
                                                     ----------------------------------------
                                                               May 4,             April 29,
                                                                 2000                  1999
                                                     ------------------    ------------------

Sales                                                           $9,013               $9,215
Cost of sales                                                    6,504                6,712
                                                     ------------------    ------------------
Gross profit                                                     2,509                2,503

Selling, general and administrative expenses                     2,131                2,058
Merger-related expense (income)                                      1                  (28)
                                                     ------------------    ------------------
Operating profit                                                   377                  473

Other (expenses) income:
  Interest, net                                                    (83)                 (82)
  Other, net                                                                              4
                                                     ------------------    ------------------
Earnings before income taxes                                       294                  395
Income taxes                                                       115                  157
                                                     ------------------    ------------------

NET EARNINGS                                                    $  179               $  238
                                                     ==================    ==================

EARNINGS PER SHARE:
  Basic                                                          $0.42                $0.56
  Diluted                                                        $0.42                $0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                            424                  420
  Diluted                                                          424                  423


See Notes to Consolidated Financial Statements

                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                              May 4, 2000
                                                              (unaudited)             February 3, 2000
                                                 -------------------------    -------------------------
                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $    47                      $   231
  Accounts and notes receivable                                        540                          587
  Inventories                                                        3,362                        3,481
  Prepaid expenses                                                     126                          154
  Property held for resale                                              89                          100
  Deferred income taxes                                                 32                           29
                                                 -------------------------    -------------------------
           TOTAL CURRENT ASSETS                                      4,196                        4,582

OTHER ASSETS                                                           607                          631

GOODWILL (net of accumulated amortization
  of $616 and $602, respectively)                                    1,568                        1,582

LAND, BUILDINGS AND EQUIPMENT (net of
  accumulated depreciation and amortization
  of $5,393 and $5,087, respectively)                                9,017                        8,913
                                                 -------------------------    -------------------------
                                                                   $15,388                      $15,708
                                                 =========================    =========================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $ 2,190                      $ 2,162
  Salaries and related liabilities                                     438                          555
  Taxes other than income taxes                                        165                          172
  Income taxes                                                          56                           82
  Self-insurance                                                       173                          187
  Unearned income                                                      101                          110
  Merger related reserves                                               25                           33
  Other current liabilities                                            143                          115
  Current maturities of long-term debt                                 316                          623
  Current portion of capitalized lease
    obligations                                                         18                           19
                                                 -------------------------    -------------------------
           TOTAL CURRENT LIABILITIES                                 3,625                        4,058

LONG-TERM DEBT                                                       4,837                        4,805

CAPITALIZED LEASE OBLIGATIONS                                          202                          187

SELF-INSURANCE                                                         212                          223

DEFERRED INCOME TAXES                                                  111                           52

OTHER LIABILITIES AND DEFERRED CREDITS                                 621                          681

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized
    - 10 shares; issued - none
  Common stock - $1 par value;  authorized
    - 1,200  shares;  issued -
    423 shares and 424 shares, respectively                            423                          424
  Capital in excess of par value                                       126                          145
  Retained earnings                                                  5,231                        5,133
                                                 -------------------------    -------------------------
                                                                     5,780                        5,702
                                                 -------------------------    -------------------------
                                                                   $15,388                      $15,708
                                                 =========================    =========================

See Notes to Consolidated Financial Statements

                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                 13 WEEKS ENDED
                                                      -------------------------------------
                                                               May 4,            April 29,
                                                                 2000                 1999
                                                      ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                 $ 179                $ 238
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                              228                  212
       Goodwill amortization                                       14                   15
       Noncash merger-related expense (income)                      3                  (28)
       Net loss on asset sales                                      5
       Net deferred income taxes                                   57                   33
       Increase in cash surrender value of
         Company-owned  life  insurance                                                 (4)
       Changes  in  operating  assets and
         liabilities:
          Receivables and prepaid expenses                         65                   18
          Inventories                                             119                   60
          Accounts payable                                         28                  (78)
          Other current liabilities                              (134)                  51
          Self-insurance                                          (25)                 (21)
          Unearned income                                         (16)                  (8)
          Other long-term liabilities                             (54)                 (65)
                                                      ----------------    -----------------
       Net cash provided by operating activities                  469                  423

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures                                      (301)                (374)
   Decrease in other assets                                        24                    1
                                                      ----------------    -----------------
       Net cash used in investing activities                     (277)                (373)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term borrowings                              (103)                (180)
   Net commercial paper and bank line activity                   (176)                 189
   Proceeds from stock options exercised                            2                    7
   Cash dividends paid                                            (76)                 (66)
   Stock purchased and retired                                    (23)
                                                      ----------------    -----------------

       Net cash used in financing activities                     (376)                 (50)
                                                      ----------------    -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (184)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                       231                  116
                                                      ----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  47                $ 116
                                                      ================    =================


See Notes to Consolidated Financial Statements

                                ALBERTSON'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in millions, except per share data)
                                   (unaudited)

Business Combination
   On June 23, 1999, Albertson's, Inc. ("Albertson's" or the "Company") and American Stores Company ("ASC") consummated a merger with the issuance of approximately 177 million shares of Albertson's common stock (the "Merger"). The Merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests for accounting and financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest, two or more common stockholders' interests that were previously independent; accordingly, the April 29, 1999, consolidated financial statements restate the historical financial statements as though the companies had always been combined. The restated financial statements are adjusted to conform accounting policies and financial statement presentations.

Basis of Presentation
   The accompanying unaudited consolidated financial statements include the results of operations, account balances and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 1999 Annual Report.

   The balance sheet at February 3, 2000, has been taken from the audited consolidated financial statements at that date.

   The preparation of the Company's consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Historical operating results are not necessarily indicative of future results.

Reclassifications
   Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Reporting Periods
   The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the fiscal year ends on the Thursday nearest to January 31 each year.

Merger-Related and Exit Costs
   Results of operations for quarter ended May 4, 2000, include $57 of merger-related costs ($35 after tax). The following table presents the pre-tax costs incurred by category of expenditure and merger-related accruals included in the Company's Consolidated Balance Sheets:

                                        ------------------- ------------------ ------------------ -------------------
                                                     Exit             Merger            Period
                                                    Costs             Charge             Costs                Total
                                        ------------------- ------------------ ------------------ -------------------
Merger related accruals at
   February 3, 2000                                  $ 26                 $3              $  4                 $ 33

Severance costs                                                            1                 3                    4
Write-down of assets to net
   realizable value                                                                          9                    9
Integration and other costs                                                                 44                   44
                                        ------------------- ------------------ ------------------ -------------------
    Total costs                                                            1                56                   57

Cash expenditures                                      (9)                                 (56)                 (65)
                                        ------------------- ------------------ ------------------ -------------------
Merger-related accruals at May 4, 2000               $ 17                 $4              $  4                 $ 25
                                        =================== ================== ================== ===================

   Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. Approximately 670 employees will be severed as a result of the Merger, of which 567 were terminated as of May 4, 2000.

   The write-down of assets to net realizable value includes the loss on disposal of stores divested as required and information technology equipment which was abandoned by the Company.

   Integration and other costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and are being expensed as incurred. These costs include such costs as advertising, labor associated with system conversions and training and relocation costs.

One-Time Charge
   A one-time charge of $20 was incurred and included in selling, general and administrative expenses to reflect liabilities related to certain previously assigned leases and subleases to tenants who are in bankruptcy.

Indebtedness
   The Company has two revolving credit agreements which provide for borrowings up to $1,900. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100. As of May 4, 2000, no amounts were outstanding under these agreements.

   On May 9,  2000,  the  Company  issued  $500  of  term  notes  under  a shelf registration statement filed with the Securities and Exchange Commission in February 1999 (the "1999 Registration Statement"). The notes are comprised of $275 of principal bearing interest at 8.35% due May 2010 and $225 of principal bearing interest at 8.70% due May 2030. Proceeds were used to repay amounts outstanding under the Company's commercial paper program. Additional securities up to $700 remain available for issuance under the Company's 1999 Registration Statement.

   In conjunction with the debt issuance, on April 26, 2000, and May 3, 2000, the Company entered into a 10-year treasury hedge for $250 and a 30-year treasury hedge for $125. The hedges were settled on May 9, 2000, the date of the issuance of the $500 debt, resulting in gains of $6. The gains will be amortized over the term of the related 10-year and 30-year debt.


Supplemental Cash Flow Information
   Selected cash payments and noncash transactions were as follows:

                                                13 Weeks Ended              13 Weeks Ended
                                                   May 4, 2000              April 29, 1999
                                       ------------------------    ------------------------
   Cash payments for:
     Income taxes                                         $ 76                        $ 75
     Interest, net of amounts
       capitalized                                          57                          59
   Noncash transactions:
     Capitalized leases incurred                            19                           2
     Tax benefits related to stock
       options                                                                           1


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)

Results of Operations
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                         Percent to Sales                  Percentage
                                          13 weeks ended                    Increase
                                      5-4-00          4-29-99              (Decrease)
                               ---------------- -----------------     ------------------
   Sales                              100.00%          100.00%                 (2.2%)
   Gross profit                        27.84            27.16                   0.3
   Selling, general and
     administrative expenses           23.65            22.33                   3.6
   Merger-related expense
     (income)                           0.02            (0.31)                 n.m.
   Operating profit                     4.17             5.14                 (20.5)
   Interest expense, net                0.92             0.89                   1.4
   Earnings before
     income taxes                       3.26             4.29                 (25.8)
   Net earnings                         1.98             2.59                 (25.1)

   n.m. - not meaningful

   Sales for the quarter ended May 4, 2000, increased by 4.2% over the same quarter of the prior year, excluding sales from stores required to be divested. Identical store sales increase 0.5% and comparable store sales, which include replacement stores, increased 0.8%. Increases in sales are primarily attributable to the continued development of new stores and identical and comparable store sales increases. During the quarter the Company opened 15 combination food and drug stores, 1 warehouse store and 6 stand alone drugstores, while closing 11 supermarkets and 2 drugstores. The new stores include 6 stores that were acquired in two separate transactions. Net retail square footage decreased by 1.8% from the prior year. This decrease includes the impact of the 6.1 million square feet, or 6.2%, lost due to the required divested stores. Management estimates that there was overall inflation in products the Company sells of approximately 0.3% (annualized).

   In addition to store development, the Company has increased sales through implementation of best practices across the Company and its investment in programs initiated in recent years which are designed to provide solutions to customer needs. These programs include the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas;" special destination categories; and increased emphasis on training programs utilizing Computer Guided Training. To provide additional solutions to customer needs, the Company has added new gourmet-quality bakery products and organic grocery and produce items. Other solutions include neighborhood marketing, targeted advertising and exciting new and remodeled stores.

   Gross profit, as a percent to sales, increased primarily as a result of the Merger creating buying synergies and margin improvements from the implementation of best practices across the Company. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The pre-tax LIFO charge reduced gross profit by $6 (0.07% to sales) for the 13 weeks ended May 4, 2000, as compared to $9 (0.10% to sales) for the 13 weeks ended April 29, 1999. The lower LIFO charge is partially driven by the decrease in inventory during the quarter due to the Company's focus on inventory reduction.

   Selling, general and administrative expenses, as a percent to sales, increased due to the impact of a one-time charge of $20 to reflect liabilities related to certain previously assigned leases and subleases to tenants who are in bankruptcy. Expense increases have also been driven by integration costs associated with the Merger, higher labor costs and related benefits associated with the Company's sales initiatives and depreciation expense as a result of the Company's expansion program.

   Net interest expense for the 13 weeks ended May 4, 2000, included a $16 interest expense reversal due to a favorable income tax settlement. The increase in net interest expense, as adjusted by the interest expense reversal, resulted from higher average outstanding debt during the 13 weeks ended May 4, 2000, as compared to the 13 weeks ended April 29, 1999.

Merger-Related and Exit Costs
   Results of operations for the 13 weeks ended May 4, 2000, include $57 of merger related and exit costs ($35 after tax). The following table presents the pre-tax costs incurred by category of expenditure:

                                                 ------------- ------------- -------------
                                                       Merger        Period
                                                       Charge         Costs         Total
                                                 ------------- ------------- -------------

Severance costs                                           $ 1           $ 3           $ 4
Write-down of assets to net realizable value                              9             9
Integration and other costs                                              44            44
                                                 ------------- ------------- -------------
  Total costs                                             $ 1           $56           $57
                                                 ============= ============= =============

   Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. Approximately 670 employees will be severed as a result of the Merger, of which 567 were terminated as of May 4, 2000.

   The write-down of assets to net realizable value includes the loss on disposal of stores divested as required and information technology equipment which was abandoned by the Company.

   Integration and other costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and are being expensed as incurred. These costs include such costs as advertising, labor associated with system conversions and training and relocation costs.

   The Company expects to incur additional after-tax merger related and exit costs of approximately $122 over the next two years which consist primarily of expected integration costs and costs associated with other consolidation activities for which plans have not yet been finalized.

   Due to the significance of the merger-related costs and other one-time expenses and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these costs and expenses:

                        ----------------------------------------------------- -----------------------------------------------------
                                     13 Weeks Ended May 4, 2000                          13 Weeks Ended April 29, 1999
                        ----------------------------------------------------- -----------------------------------------------------
                                  As                        W/O      Percent           As                      W/O         Percent
                            Reported      One-Time     One-Time     To Sales     Reported     One-Time    One-Time        To Sales
                        ------------- ------------- ------------ ------------ ------------ ------------ ----------- ---------------

Sales                         $9,013                     $9,013       100.00%      $9,215                   $9,215          100.00%
Cost of sales                  6,504          $(22)       6,482        71.92        6,712                    6,712           72.84
                        ------------- ------------- ------------ ------------ ------------ ------------ ------------- -------------
Gross profit                   2,509            22        2,531        28.08        2,503                    2,503           27.16
Selling, general and
  administrative
  expense                      2,131           (54)       2,077        23.05        2,058         $ (4)      2,054           22.29
Merger-related
  expense (income)                 1            (1)                                   (28)          28
                        ------------- ------------- ------------ ------------ ------------ ------------ ------------- -------------
Operating profit                 377            77          454         5.03          473          (24)        449            4.87
Interest expense,
  net                            (83)                       (83)       (0.92)         (82)                     (82)          (0.89)
Other income, net                                                                       4                        4            0.05
                        ------------- ------------- ------------ ------------ ------------ ------------ ------------- -------------
Earnings before
  income taxes                   294            77          371         4.12          395          (24)        371            4.03
Income taxes                     115            30          145         1.61          157          (10)        147            1.60
                        ------------- ------------- ------------ ------------ ------------ ------------ ------------- -------------
Net Earnings                    $179          $ 47        $ 226         2.50%        $238         $(14)       $224            2.43%
                        ============= ============= ============ ============ ============ ============ ============= =============


Liquidity and Capital Resources
   Cash provided by operating activities during the first quarter of 2000 increased to $469, compared to $423 in the prior year. The positive effects of lower inventories and higher accounts payable leverage offset by lower earnings due to the merger-related and one-time expenses were the primary drivers of this change. The Company has implemented several initiatives designed to enhance working capital which include reducing inventory and accounts receivable levels and increasing accounts payable leverage. These improvements are expected to reduce the cash requirements of the business.

   The Company's financing activities during the quarter ended May 4, 2000, include the net reduction of debt of $279 and the payment of dividends of $76. Pursuant to the stock buyback program approved by Albertson's Board of Directors on April 25, 2000, the Company purchased and retired 697,000 shares of its common stock during the first quarter at a total cost of $23.

   The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. The Company had $1,453 of commercial paper borrowings outstanding at May 4, 2000, compared to $1,278 outstanding as of April 29, 1999.

   The Company has two revolving credit agreements which provide for borrowings up to $1,900. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100. In addition, the Company has uncommitted bank lines of credit totaling $345. As of May 4, 2000, no amounts were outstanding under the credit facilities or bank lines.

   On May 9,  2000,  the  Company  issued  $500  of  term  notes  under  a shelf registration statement filed with the Securities and Exchange Commission in February 1999 (the "1999 Registration Statement"). The notes are comprised of $275 of principal bearing interest at 8.35% due May 2010 and $225 of principal bearing interest at 8.70% due May 2030. Proceeds were used to repay amounts outstanding under the Company's commercial paper program. Additional securities up to $700 remain available for issuance under the Company's 1999 Registration Statement.

   In conjunction with the debt issuance, on April 26, 2000, and May 3, 2000, the Company entered into a 10-year treasury hedge for $250 and a 30-year treasury hedge for $125. The hedges were settled on May 9, 2000, the date of the issuance of the $500 debt, resulting in gains of $6. The gains will be amortized over the term of the related 10-year and 30-year debt.

Recent Accounting Standards
   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard, as amended by SFAS No. 137, is effective for the Company's 2001 fiscal year. The Company has not yet completed its evaluation of this standard or its impact on the Company's accounting and reporting requirements.

Environmental
   The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and ground water contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). The Company conducts an ongoing program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/ monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition of the Company. Charges against earnings for environmental remediation were not material for the 13 weeks ended May 4, 2000, or the 13 weeks ended April 29, 1999.

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

Quantitative And Qualitative Disclosures About Market Risk
   There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 27 of the Company's 1999 Annual Report to Stockholders.

                         PART II.  OTHER INFORMATION

Legal Proceedings
   An agreement in principle has been reached to settle eight purported multi-state cases combined in the United States District Court in Boise, Idaho, which raise various issues including "off the clock" work allegations. The proposed settlement is subject to court approval. Under the proposed settlement agreement, current and former employees who meet eligibility criteria may present their claims to a settlement administrator. While the Company cannot specify the exact number of individuals who are likely to submit claims and the exact amount of their claims, the $37 pre-tax ($22 after tax) one-time charge recorded by the Company in 1999 is the Company's current estimate of the total monetary liability, including attorney fees, for all eight cases.

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

Item 2.  Changes in Securities
   In accordance with the Company's $1,900 revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $2,100.

Item 3.  Defaults upon Senior Securities
   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
   Not applicable.

Item 5.  Other Information
   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
   a.  Exhibits

           Number     Description
           -------    -----------
           27         Financial data schedule for the 13 weeks ended May 4, 2000

   b. The following reports on Form 8-K were filed during the quarter ended May 4, 2000:

           Current Report on Form 8-K dated March 3, 2000, regarding the Company's 14 week fourth quarter and 53 week annual sales for the period ended February 3, 2000.

           Current Report on Form 8-K dated April 27, 2000, announcing the Company's stock purchase program.


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



Date:    June 9, 2000                   /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Executive Vice President
                                        and Chief Financial Officer