Form 10-Q
period 2000-08-03
ALBERTSONS INC /DE/
filed 2000-09-11
CIK 3333

FORM 10-Q






                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For 26 Weeks Ended: August 3, 2000      Commission File Number: 1-6187



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

     Number  of Registrant's  $1.00 par value
     common  shares  outstanding  at September 1, 2000:  421,038,228

                          PART I. FINANCIAL INFORMATION

                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                       (in millions except per share data)
                                   (unaudited)


                                                            13 WEEKS ENDED                          26 WEEKS ENDED
                                                   ----------------------------------    --------------------------------------
                                                         August 3,         July 29,             August 3,           July 29,
                                                              2000             1999                  2000               1999
                                                   ---------------- -----------------    ------------------ -------------------

Sales                                                       $9,213           $9,381               $18,227            $18,597
Cost of sales                                                6,572            6,826                13,076             13,539
                                                   ---------------- -----------------    ------------------ -------------------
Gross profit                                                 2,641            2,555                 5,151              5,058

Selling, general and
  administrative expenses                                    2,221            2,172                 4,353              4,230
Merger-related (income)
  expense                                                       (1)             458                     1                430
                                                   ---------------- -----------------    ------------------ -------------------
Operating profit (loss)                                        421              (75)                  797                398

Other (expenses) income:
  Interest, net                                                (99)             (78)                 (182)              (160)
  Other, net                                                     3                1                     4                  5
                                                   ---------------- -----------------    ------------------ -------------------
Earnings (loss) before
 income taxes and extra-
 ordinary item                                                 325             (152)                  619                243
Income taxes                                                   131               53                   246                210
                                                   ---------------- -----------------    ------------------ -------------------
Earnings (loss) before
  extraordinary item                                           194             (205)                  373                 33
Extraordinary loss on
  extinguishment of debt, net
  of tax benefit of $7                                                          (23)                                     (23)
                                                   ---------------- -----------------    ------------------ -------------------

NET EARNINGS (LOSS)                                         $  194           $ (228)              $   373            $    10
                                                   ================ =================    ================== ===================

BASIC EARNINGS (LOSS) PER SHARE:
  Earnings (loss) before
    extraordinary item                                      $ 0.46           $(0.49)               $ 0.88             $ 0.08
  Extraordinary item                                                          (0.06)                                   (0.06)
                                                   ---------------- -----------------    ------------------ -------------------
  Net earnings (loss)                                       $ 0.46           $(0.54)               $ 0.88             $ 0.02
                                                   ================ =================    ================== ===================

DILUTED EARNINGS (LOSS) PER SHARE:
  Earnings (loss) before
    extraordinary item                                      $ 0.46           $(0.49)               $ 0.88             $ 0.08
  Extraordinary item                                                          (0.06)                                   (0.06)
                                                   ---------------- -----------------    ------------------ -------------------
  Net earnings (loss)                                       $ 0.46           $(0.54)               $ 0.88             $ 0.02
                                                   ================ =================    ================== ===================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
  Basic                                                    422,553          421,619               423,127           420,953
  Diluted                                                  423,190          421,619               423,416           422,317







See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                                                   August 3, 2000               February 3,
                                                                                      (unaudited)                      2000
                                                                              --------------------       -------------------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $ 107                     $ 231
   Accounts and notes receivable                                                             536                       587
   Inventories                                                                             3,123                     3,481
   Prepaid expenses                                                                           83                       154
   Property held for resale                                                                   82                       100
   Deferred income taxes                                                                      26                        29
                                                                              --------------------       -------------------
                TOTAL CURRENT ASSETS                                                       3,957                     4,582

OTHER ASSETS                                                                                 428                       456
GOODWILL AND INTANGIBLES, net                                                              1,737                     1,757

LAND, BUILDINGS AND EQUIPMENT (net of
   accumulated depreciation and amortization
   of $5,594 and $5,087, respectively)                                                     9,197                     8,913
                                                                              --------------------       -------------------
                                                                                         $15,319                   $15,708
                                                                              ====================       ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                      $ 2,231                   $ 2,162
   Salaries and related liabilities                                                          499                       555
   Taxes other than income taxes                                                             191                       172
   Income taxes                                                                               16                        82
   Self-insurance                                                                            175                       187
   Unearned income                                                                           105                       110
   Other current liabilities                                                                 109                       115
   Merger related accruals                                                                    16                        33
   Current maturities of long-term debt                                                       94                       623
   Current capitalized lease obligations                                                      18                        19
                                                                              --------------------       -------------------
                TOTAL CURRENT LIABILITIES                                                  3,454                     4,058

LONG-TERM DEBT                                                                             4,894                     4,805

CAPITALIZED LEASE OBLIGATIONS                                                                207                       187

SELF-INSURANCE                                                                               223                       223

DEFERRED INCOME TAXES                                                                         86                        52

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                             631                       681

STOCKHOLDERS' EQUITY:
   Preferred stock - $1.00 par value; authorized - 10 shares; issued - none
   Common stock - $1.00 par value; authorized - 1,200 shares; issued - 421
     shares and 424 shares, respectively                                                     421                       424
   Capital in excess of par value                                                             58                       145
   Retained earnings                                                                       5,345                     5,133
                                                                              --------------------       -------------------
                                                                                           5,824                     5,702
                                                                              --------------------       -------------------
                                                                                         $15,319                   $15,708
                                                                              ====================       ===================



See Notes to Consolidated Financial Statements.

                                                   ALBERTSON'S, INC.
                                                CONSOLIDATED CASH FLOWS
                                                     (in millions)
                                                      (unaudited)

                                                                                              26 WEEKS ENDED
                                                                              -----------------------------------------------
                                                                                       August 3,                   July 29,
                                                                                            2000                       1999
                                                                              --------------------       --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                          $   373                      $  10
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                                         458                        419
       Goodwill amortization                                                                  28                         30
       Noncash merger-related expense                                                          3                        304
       Net loss (gain) on asset sales                                                          8                         (2)
       Net deferred income taxes                                                              37                        (83)
       Increase in cash surrender value of
         Company-owned life insurance                                                         (4)                        (5)
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses                                                    109                        112
         Inventories                                                                         359                          6
         Accounts payable                                                                     69                        (25)
         Other current liabilities                                                          (130)                        17
         Self-insurance                                                                      (11)                       (35)
         Unearned income                                                                     (20)                        (9)
         Other long-term liabilities                                                         (35)                      (121)
                                                                              --------------------       --------------------
   Net cash provided by operating activities                                               1,244                        618

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                                                                     (708)                      (823)
   Decrease in other assets                                                                   17                          8
                                                                              --------------------       --------------------
   Net cash used in investing activities                                                    (691)                      (815)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                        515                      1,800
   Payments on long-term borrowings                                                         (345)                      (835)
   Net commercial paper and bank line activity                                              (601)                      (756)
   Proceeds from stock options exercised                                                       5                         20
   Cash dividends paid                                                                      (156)                      (112)
   Stock purchased and retired                                                               (95)
                                                                              --------------------       --------------------
   Net cash (used in) provided by financing
     activities                                                                             (677)                       117
                                                                              --------------------       --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (124)                       (80)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                                 231                        116
                                                                              --------------------       --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   107                     $   36
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

Goodwill
   Goodwill resulting from business acquisitions represents the excess of cost over fair value of net assets acquired and is being amortized over 40 years using the straight-line method. Accumulated amortization amounted to $631 and $602 at August 3, 2000, and February 3, 2000, respectively.

Reclassifications
   Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Reporting Periods
   The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the fiscal year ends on the Thursday nearest to January 31 each year.

Merger Related and Exit Costs
   Results of operations for the 26 weeks ended August 3, 2000, include $83 of merger-related costs ($52 after tax). The following table presents the pre-tax costs incurred by category of expenditure and merger-related accruals included in the Company's Consolidated Balance Sheets:

                                        ------------------- ------------------ ------------------ -------------------
                                                     Exit             Merger            Period
                                                    Costs             Charge             Costs                Total
                                        ------------------- ------------------ ------------------ -------------------
Merger related accruals at
   February 3, 2000                                  $ 26                $ 3               $ 4                 $ 33

Severance costs                                        (1)                 1                 6                    6
Write-down of assets to net
   realizable value                                                                         14                   14
Integration and other costs                                                                 63                   63
                                        ------------------- ------------------ ------------------ -------------------
    Total costs                                        (1)                 1                83                   83

Cash expenditures                                     (12)                (2)              (86)                (100)
                                        ------------------- ------------------ ------------------ -------------------
Merger-related accruals at
   August 3, 2000                                    $ 13                $ 2               $ 1                 $ 16
                                        =================== ================== ================== ===================

   Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. Total merger-related terminations were 663 employees as of August 3, 2000.

   The write-down of assets to net realizable value includes the loss on disposal of redundant facilities and information technology equipment which was abandoned by the Company.

   Integration and other costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and are being expensed as incurred. These costs include such costs as advertising, labor associated with system conversions and training and relocation costs.

One-Time Charge
   During the quarter ended May 4, 2000, a one-time charge of $20 was incurred and included in selling, general and administrative expenses to reflect liabilities related to certain previously assigned leases and subleases to tenants who are in bankruptcy.

Income Taxes
   The effective income tax rate for 2000 has decreased from 1999 as a result of the effect during 1999 of certain merger related and exit costs for which there were not corresponding tax benefits.

Indebtedness
   The Company has two revolving credit agreements which provide for borrowings up to $1,900. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100. As of August 3, 2000, no amounts were outstanding under these agreements.

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

Supplemental Cash Flow Information
   Selected cash payments and noncash activities were as follows:

                                                                         26 Weeks Ended              26 Weeks Ended
                                                                         August 3, 2000               July 29, 1999
                                                                ------------------------    ------------------------
   Cash payments for:
     Income taxes                                                                  $266                        $374
     Interest, net of amounts
       capitalized                                                                  182                         170
   Noncash transactions:
     Capitalized leases incurred                                                     28                          11
     Tax benefits related to stock
       options                                                                                                    5
     Liabilities assumed in connection
       with asset acquisition                                                                                     7


Capital Stock
   The Board of Directors, on April 25, 2000, adopted a stock purchase program that authorizes, but does not require, the Company to purchase and retire up to $500 of the Company's common stock during the period beginning April 25, 2000, and ending April 30, 2001.

Recent Accounting Standards
   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial
Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB, as amended by SAB No. 101A and No. 101B, is effective for the Company's fourth quarter of fiscal year 2000. The SAB is not expected to have a significant impact on the Company's accounting and reporting requirements.

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

Subsequent Event
   On August 23, 2000, a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc., Case No. 00L 009664) alleging milk price fixing. The Company intends to vigorously defend against this lawsuit, and at this stage of the litigation the Company believes that it has strong defenses against it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of this action to have a material adverse effect on the Company's financial condition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)


Results of Operations - Second Quarter
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                          Percent to Sales                     Percentage
                                                           13 weeks ended                       Increase
                                                         8-3-00           7-29-99              (Decrease)
                                                  ---------------- -----------------     ------------------

   Sales                                                 100.00%          100.00%                   (1.8%)
   Gross profit                                           28.67            27.24                     3.4
   Selling, general and
     administrative expenses                              24.11            23.16                     2.3
   Merger-related (income)
     expense                                              (0.01)            4.88                  (100.1)
   Operating profit                                        4.57            (0.80)                   n.m.
   Interest expense, net                                   1.07             0.83                    26.7
   Earnings before income taxes
     and extraordinary item                                3.53            (1.62)                   n.m.
   Net earnings                                            2.11            (2.43)                   n.m.

   n.m. - not meaningful

   Sales for the quarter ended August 3, 2000, increased by 4.6% over the same quarter of the prior year, excluding sales from stores required to be divested. Identical store sales increase 1.2% and comparable store sales, which include replacement stores, increased 1.4%. Increases in sales are primarily attributable to the continued development of new stores and identical and comparable store sales increases. During the quarter the Company opened 17 combination food and drug stores, 1 conventional store and 6 stand alone drugstores, while closing 16 supermarkets and 7 drugstores. Net retail square footage decreased by 2.0% from the prior year. This decrease includes the impact of the 6.1 million square feet, or 6.2%, lost due to the required divested stores. Management estimates that there was overall inflation in products the Company sells of approximately 0.2% (annualized).

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

   Gross profit, as a percent to sales, increased primarily as a result of the Merger creating buying synergies and margin improvements from the implementation of best practices across the Company. The shifting of the sales mix towards the higher margin departments is also contributing to the increase in gross profit percentage. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The pre-tax LIFO charge reduced gross profit by $6 (0.07% to sales) for the 13 weeks ended August 3, 2000, as compared to $9 (0.10% to sales) for the 13 weeks ended July 29, 1999. The lower LIFO charge is partially driven by the decrease in inventory during the quarter due to the Company's focus on inventory reduction.

   Selling, general and administrative expenses, as a percent to sales, increased due to integration costs associated with the Merger, higher labor costs and related benefits associated with the Company's sales initiatives and the sales mix shifting towards the higher customer service oriented sales departments and depreciation expense as a result of the Company's expansion program.

   The Company is reestablishing its culture of thrift and plans to reduce operating and interest expenses by $250 in fiscal 2001. This is expected to be accomplished by eliminating all secondary costs that do not directly benefit ongoing operations, and by reductions in capital expenditures and working capital requirements.

   Net interest expense for the 13 weeks ended August 3, 2000, increased due to higher average outstanding debt during the 13 weeks ended August 3, 2000, as compared to the 13 weeks ended July 29, 1999, and an increase in the weighted average interest rate of the outstanding debt.

Merger-Related and Exit Costs
   Results of operations for the 13 weeks ended August 3, 2000, include $26 of merger related and exit costs ($17 after tax). The following table presents the pre-tax costs incurred by category of expenditure:

                                                                            ------------- ------------- -------------
                                                                                    Exit        Period
                                                                                   Costs         Costs         Total
                                                                            ------------- ------------- -------------
Severance costs                                                                    $ (1)           $ 3           $ 2
Write-down of assets to net realizable value                                                         5             5
Integration and other costs                                                                         19            19
                                                                            ------------- ------------- -------------
  Total costs                                                                      $ (1)           $27           $26
                                                                            ============= ============= =============

   Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. Total merger-related terminations were 663 employees as of August 3, 2000.

   The write-down of assets to net realizable value includes the loss on disposal of redundant facilities and information technology equipment which was abandoned by the Company.

   Integration and other costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and are being expensed as incurred. These costs include such costs as advertising, labor associated with system conversions and training and relocation costs.

   The Company expects to incur additional after-tax merger related and exit costs of approximately $105 over the next two years which consist primarily of expected integration costs and costs associated with other consolidation activities for which plans have not yet been finalized.

   Due to the significance of the merger-related costs and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these costs:


                                  ------------------------------------------------- ------------------------------------------------
                                            13 Weeks Ended August 3, 2000                       13 Weeks Ended July 29, 1999
                                  ------------------------------------------------- ------------------------------------------------

                                           As                      W/O    Percent           As                     W/O      Percent
                                     Reported    One-Time     One-Time   To Sales     Reported    One-Time    One-Time     To Sales
                                  ------------ ------------ ----------- ----------- ----------- ----------- ------------ -----------
Sales                                  $9,213                   $9,213     100.00%      $9,381                   $9,381      100.00%
Cost of sales                           6,572       $ (2)        6,570      71.32        6,826        $ (4)       6,822       72.72
                                  ------------ ------------ ----------- ----------- ----------- ----------- ------------ -----------
Gross profit                            2,641          2         2,643      28.68        2,555           4        2,559       27.28
Selling, general and
  administrative expenses               2,221        (25)        2,196      23.84        2,172         (83)       2,089       22.27
Merger-related (income) expense
                                           (1)         1                                   458        (458)
                                  ------------ ------------ ----------- ----------- ----------- ----------- ------------ -----------
Operating profit (loss)
                                          421         26           447       4.84          (75)        545          470        5.01
Interest expense, net
                                          (99)                     (99)     (1.07)         (78)                     (78)      (0.82)
Other income, net                           3                        3       0.03            1                        1        0.01
                                  ------------ ------------ ----------- ----------- ----------- ----------- ------------ -----------
Earnings (loss) before income
  taxes and extra-ordinary item           325         26           351       3.81         (152)        545          393        4.19
Income taxes                              131          9           140       1.52           53         104          157        1.68
                                  ------------ ------------ ----------- ----------- ----------- ----------- ------------ -----------
Earnings (loss) before
  extra-ordinary item
                                          194         17           211       2.29         (205)        441          236        2.52
Extraordinary loss on
  extinguishment of debt, net
  of tax benefit of $7
                                                                                           (23)         23
                                  ------------ ------------ ----------- ----------- ----------- ----------- ------------ -----------
Net Earnings (Loss)                    $  194       $ 17        $  211       2.29%      $ (228)       $464       $  236        2.52%
                                  ============ ============ =========== =========== =========== =========== ============ ===========

Results of Operations - Year-to-Date
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                            Percent to Sales                  Percentage
                                                             26 weeks ended                    Increase
                                                         8-3-00          7-29-99              (Decrease)
                                                  ---------------- -----------------     ------------------

   Sales                                                 100.00%          100.00%                  (2.0%)
   Gross profit                                           28.26            27.20                    1.8
   Selling, general and
     administrative expenses                              23.88            22.75                    2.9
   Merger-related expense                                  0.01             2.31                  (99.8)
   Operating profit                                        4.37             2.14                  100.0
   Interest expense, net                                   1.00             0.86                   13.7
   Earnings before income taxes
     and extraordinary item                                3.40             1.31                  154.2
   Net earnings                                            2.05              .06                   n.m.

   n.m. - not meaningful

   Sales for the 26 weeks ended August 3, 2000, increased by 4.4% over the same period of the prior year, excluding sales from stores required to be divested. Identical store sales increase 0.8% and comparable store sales, which include replacement stores, increased 1.1%. Increases in sales are primarily attributable to the continued development of new stores and identical and comparable store sales increases. During the 26 weeks ended August 3, 2000, the Company opened 32 combination food and drug stores, 1 conventional store and 12 stand alone drugstores, while closing 27 supermarkets and 9 drugstores. The new stores include 6 stores that were acquired in two separate transactions. Net retail square footage decreased by 2.0% from the prior year. This decrease includes the impact of the 6.1 million square feet, or 6.2%, lost due to the required divested stores. Management estimates that there was overall inflation in products the Company sells of approximately 0.2% (annualized).

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

     Gross profit, as a percent to sales, increased primarily as a result of the Merger creating buying synergies and margin improvements from the implementation of best practices across the Company. The shifting of the sales mix towards the higher margin departments is also contributing to the increase in gross profit percentage. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The pre-tax LIFO charge reduced gross profit by $12 (0.07% to sales) for the 26 weeks ended August 3, 2000, as compared to $18 (0.10% to sales) for the 26 weeks ended July 29, 1999. The lower LIFO charge is partially driven by the decrease in inventory during the period due to the Company's focus on inventory reduction.
                                     Page 12

   Selling, general and administrative expenses, as a percent to sales, increased due to the impact of a one-time charge of $20 to reflect liabilities related to certain previously assigned leases and subleases to tenants who are in bankruptcy. Expense increases have also been driven by integration costs associated with the Merger, higher labor costs and related benefits associated with the Company's sales initiatives and the sales mix shifting towards the higher customer service oriented sales departments and depreciation expense as a result of the Company's expansion program.

   The Company is reestablishing its culture of thrift and plans to reduce operating and interest expenses by $250 in fiscal 2001. This is expected to be accomplished by eliminating all secondary costs that do not directly benefit ongoing operations, and by reductions in capital expenditures and working capital requirements.

   Net interest expense for the 26 weeks ended August 3, 2000, included a $16 interest expense reversal due to a favorable income tax settlement. The increase in net interest expense, as adjusted by the interest expense reversal, resulted from higher average outstanding debt and higher weighted average interest rates during the 26 weeks ended August 3, 2000, as compared to the 26 weeks ended July 29, 1999.

Merger-Related and Exit Costs
   Results of operations for the 26 weeks ended August 3, 2000, include $83 of merger related and exit costs ($52 after tax). The following table presents the pre-tax costs incurred by category of expenditure:

                                                              ------------- ------------- ------------- -------------
                                                                      Exit        Merger        Period
                                                                     Costs        Charge         Costs         Total
                                                              ------------- ------------- ------------- -------------
Severance costs                                                      $ (1)            $1           $ 6           $ 6
Write-down of assets to net realizable value
                                                                                                    14            14
Integration and other costs                                                                         63            63
                                                              ------------- ------------- ------------- -------------
  Total costs                                                        $ (1)            $1           $83           $83
                                                              ============= ============= ============= =============

   Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. Total merger-related terminations were 663 employees as of August 3, 2000.

   The  write-down  of  assets  to net  realizable  value  includes  the loss on
disposal  of  stores  divested  as  required  and  redundant   facilities,   and
information technology equipment which was abandoned by the Company.

   Integration and other costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and are being expensed as incurred. These costs include such costs as advertising, labor associated with system conversions and training and relocation costs.

   The Company expects to incur additional after-tax merger related and exit costs of approximately $105 over the next two years which consist primarily of expected integration costs and costs associated with other consolidation activities for which plans have not yet been finalized.

   Due to the significance of the merger-related costs and other one-time expenses and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these costs and expenses:


                                 ------------------------------------------------- -------------------------------------------------
                                            26 Weeks Ended August 3, 2000                      26 Weeks Ended July 29, 1999
                                 ------------------------------------------------- -------------------------------------------------
                                         As                      W/O     Percent          As                      W/O       Percent
                                   Reported     One-Time    One-Time    To Sales    Reported    One-Time     One-Time      To Sales
                                 ------------ ------------ ----------- ----------- ----------- ----------- ------------ ------------
Sales                               $18,227                  $18,227      100.00%    $18,597                  $18,597        100.00%
Cost of sales                        13,076         $(23)     13,053       71.61      13,539        $ (4)      13,535         72.78
                                 ------------ ------------ ----------- ----------- ----------- ----------- ------------ ------------
Gross profit                          5,151           23       5,174       28.39       5,058           4        5,062         27.22
Selling, general and
  administrative expenses             4,353          (79)      4,274       23.45       4,230         (87)       4,143         22.28
Merger-related expense
                                          1           (1)                                430        (430)
                                 ------------ ------------ ----------- ----------- ----------- ----------- ------------ ------------
Operating profit                        797          103         900        4.94         398         521          919          4.94
Interest expense, net                  (182)                    (182)      (1.00)       (160)                    (160)        (0.86)
Other income, net                         4                        4        0.02           5                        5          0.03
                                 ------------ ------------ ----------- ----------- ----------- ----------- ------------ ------------
Earnings before income taxes
  and extraordinary item                619          103         722        3.96         243         521          764          4.11
Income taxes                            246           39         285        1.56         210          94          304          1.64
                                 ------------ ------------ ----------- ----------- ----------- ----------- ------------ ------------
Earnings before extraordinary
  item                                  373           64         437        2.40          33         427          460          2.47
Extraordinary loss on
  extinguishment of debt, net
  of tax benefit of $7                                                                    23         (23)
                                 ------------ ------------ ----------- ----------- ----------- ----------- ------------ ------------
Net Earnings                          $ 373         $ 64       $ 437        2.40%       $ 10        $450        $ 460          2.47%
                                 ============ ============ =========== =========== =========== =========== ============ ============


Liquidity and Capital Resources
   Cash provided by operating activities during the 26 weeks ended August 3, 2000, increased to $1,244, compared to $618 in the prior year. The positive effects of lower inventories and higher accounts payable leverage and higher earnings were the primary drivers of this change. The Company has implemented several initiatives designed to enhance working capital which include reducing inventory and accounts receivable levels and increasing accounts payable leverage. These improvements are expected to further reduce the cash requirements of the business.

   The Company's financing activities during the 26 weeks ended August 3, 2000, include the net reduction of debt of $431 and the payment of dividends of $156. Pursuant to the stock purchase program approved by Albertson's Board of Directors on April 25, 2000, the Company purchased and retired 2,893,000 shares of its common stock during the 26 weeks ended August 3, 2000, at a total cost of $95.

   The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. The Company had $1,028 of commercial paper borrowings outstanding at August 3, 2000, compared to $1,302 outstanding as of July 29, 1999.

   The Company has two revolving credit agreements which provide for borrowings up to $1,900. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100. In addition, the Company has uncommitted bank lines of credit totaling $345. As of August 3, 2000, no amounts were outstanding under the credit facilities or bank lines.

   On May 9, 2000, the Company issued $500 of term notes under a shelf registration statement filed with the Securities and Exchange Commission in February 1999 (the "1999 Registration Statement"). The notes are comprised of $275 of principal bearing interest at 8.35% due May 2010 and $225 of principal bearing interest at 8.70% due May 1, 2030. Proceeds were used to repay amounts outstanding under the Company's commercial paper program. Additional securities up to $700 remain available for issuance under the Company's 1999 Registration Statement.

   In conjunction with the debt issuance, on April 26, 2000, and May 3, 2000, the Company entered into a 10-year treasury hedge for $250 and a 30-year treasury hedge for $125. The hedges were settled on May 9, 2000, the date of the issuance of the $500 debt, resulting in gains of $6. The gains will be amortized over the term of the related 10-year and 30-year debt.

Recent Accounting Standards
   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial
Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB, as amended by SAB No. 101A and No. 101B, is effective for the Company's fourth quarter of fiscal year 2000. The SAB is not expected to have a significant impact on the Company's accounting and reporting requirements.

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

Environmental
   The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and ground water contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). The Company conducts an ongoing program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/ monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition of the Company. Charges against earnings for environmental remediation were not material for the 26 weeks ended August 3, 2000, or the 26 weeks ended July 29, 1999.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
   On August 23, 2000, a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc., Case No. 00L 009664) alleging milk price fixing. The Company intends to vigorously defend against this lawsuit, and at this stage of the litigation the Company believes that it has strong defenses against it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of this action to have a material adverse effect on the Company's financial condition.

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

Item 3.  Defaults upon Senior Securities
   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
   The Company held its Annual Meeting of Stockholders on June 15, 2000, and transacted the following business:

   (a)  Election of Class II Directors:

                            Nominee                     Votes For                  Votes Withheld
                 ------------------------------ --------------------------- ----------------------------
                 A. Gary Ames                          374,543,074                   4,439,203
                 Paul I. Corddry                       374,585,295                   4,396,982
                 Fernando R. Gumucio                   372,627,025                   6,355,252
                 Beatriz Rivera                        374,526,141                   4,456,136
                 Arthur K. Smith                       374,432,738                   4,549,539
                 Thomas J. Wilford                     369,979,626                   9,002,651

        Continuing Class I Directors (Term expiring in 2002):

                 Teresa Beck                    Clark A. Johnson            Charles D. Lein
                 Victor L. Lund                 Gary G. Michael             Thomas L. Stevens, Jr.
                 Steven D. Symms

        Continuing Class III Directors (Term expiring in 2001):

                 Cecil D. Andrus                Pamela G. Bailey            Henry I. Bryant
                 John B. Fery                   J. B. Scott                 Will M. Storey

        Director Emeritus:

                 Kathryn Albertson

   (b)  Ratification of Appointment of Independent Auditors:

                                                  Votes                                           Broker
                       Votes For                 Against               Abstentions               Nonvotes
                 ----------------------- ------------------------ ----------------------- ------------------------
                      376,811,000                851,603                1,319,674                    0

   (c)  Stockholder proposal to recommend declassification of the Board of
        Directors:

                                                  Votes                                           Broker
                       Votes For                 Against               Abstentions               Nonvotes
                 ----------------------- ------------------------ ----------------------- ------------------------
                      175,616,630              159,929,489              3,543,206               39,892,952

   (d) Stockholder proposal to recommend adoption of the CERES Principles for environmental accountability:

                                                  Votes                                           Broker
                       Votes For                 Against               Abstentions               Nonvotes
                 ----------------------- ------------------------ ----------------------- ------------------------
                       17,280,189              308,409,768              13,402,578              39,889,742

Item 5.  Other Information
   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
   a.  Exhibits

             Number          Description
             27              Financial data schedule for the 26 weeks ended August 3, 2000.


   b. The following reports on Form 8-K were filed during the quarter ended August 3, 2000:

             None


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



Date:    September 11, 2000             /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Executive Vice President
                                        and Chief Financial Officer