Form 10-Q
period 2000-11-02
ALBERTSONS INC /DE/
filed 2000-12-11
CIK 3333

FORM 10-Q
                                                          18





                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For 39 Weeks Ended: November 2, 2000       Commission File Number: 1-6187



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

     Number of Registrant's $1.00 par value
     common shares outstanding at December 6, 2000:  409,294,951

                          PART I. FINANCIAL INFORMATION

                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                       (in millions except per share data)
                                   (unaudited)

                                                            13 WEEKS ENDED                          39 WEEKS ENDED
                                                   ----------------------------------    --------------------------------------
                                                       November 2,      October 28,           November 2,        October 28,
                                                              2000             1999                  2000               1999
                                                   ---------------- -----------------    ------------------ -------------------

Sales                                                       $8,991           $8,982               $27,218            $27,579
Cost of sales                                                6,438            6,517                19,514             20,056
                                                   ---------------- -----------------    ------------------ -------------------
Gross profit                                                 2,553            2,465                 7,704              7,523

Selling, general and
  administrative expenses                                    2,168            2,148                 6,521              6,378
Merger-related expense
  (income)                                                       1              (21)                    2                409
Litigation Settlement                                                            37                                       37
                                                   ---------------- -----------------    ------------------ -------------------
Operating profit                                               384              301                 1,181                699

Other (expenses) income:
  Interest, net                                                (99)             (84)                 (281)              (244)
  Other, net                                                    (1)                                     3                  5
                                                   ---------------- -----------------    ------------------ -------------------
Earnings before
  income taxes and extra-
  ordinary item                                                284              217                   903                460
Income taxes                                                   112               87                   358                297
                                                   ---------------- -----------------    ------------------ -------------------
Earnings before
  extraordinary item                                           172              130                   545                163
Extraordinary loss on
  extinguishment of debt, net
  of tax benefit of $7                                                                                                   (23)
                                                   ---------------- -----------------    ------------------ -------------------

NET EARNINGS                                                $  172           $  130               $   545            $   140
                                                   ================ =================    ================== ===================

BASIC EARNINGS PER SHARE:
  Earnings before
     extraordinary item                                     $ 0.41           $ 0.31               $  1.29            $  0.39
  Extraordinary item                                                                                                   (0.06)
                                                   ---------------- -----------------    ------------------ -------------------
  Net earnings                                              $ 0.41           $ 0.31               $  1.29            $  0.33
                                                   ================ =================    ================== ===================

DILUTED EARNINGS PER SHARE:
  Earnings before
     extraordinary item                                     $ 0.41           $ 0.31               $  1.29            $  0.39
  Extraordinary item                                                                                                   (0.06)
                                                   ---------------- -----------------    ------------------ -------------------
  Net earnings                                              $ 0.41           $ 0.31               $  1.29            $  0.33
                                                   ================ =================    ================== ===================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
  Basic                                                        417              424                   421                422
  Diluted                                                      417              424                   421                423





See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                     November 2,
                                                                                            2000                February 3,
                                                                                     (unaudited)                       2000
                                                                              -------------------        -------------------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $ 38                      $ 231
   Accounts and notes receivable                                                            531                        587
   Inventories                                                                            3,527                      3,481
   Prepaid expenses                                                                          83                        155
   Property held for resale                                                                  82                        100
   Refundable income taxes                                                                    7
   Deferred income taxes                                                                     30                         29
                                                                              -------------------        -------------------
                TOTAL CURRENT ASSETS                                                      4,298                      4,583

OTHER ASSETS                                                                                427                        456
GOODWILL AND INTANGIBLES, net                                                             1,721                      1,760

LAND, BUILDINGS AND EQUIPMENT (net of
   accumulated depreciation and amortization
   of $5,509 and $5,087, respectively)                                                    9,467                      8,911
                                                                              -------------------        -------------------
                                                                                        $15,913                    $15,710
                                                                              ===================        ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                     $ 2,486                    $ 2,162
   Salaries and related liabilities                                                         512                        555
   Taxes other than income taxes                                                            193                        172
   Income taxes                                                                                                         82
   Self-insurance                                                                           180                        187
   Unearned income                                                                          118                        110
   Other current liabilities                                                                129                        115
   Merger-related accruals                                                                   15                         33
   Current maturities of long-term debt                                                     116                        623
   Current capitalized lease obligations                                                     18                         19
                                                                              -------------------        -------------------
                TOTAL CURRENT LIABILITIES                                                 3,767                      4,058

LONG-TERM DEBT                                                                            5,295                      4,805

CAPITALIZED LEASE OBLIGATIONS                                                               223                        187

SELF-INSURANCE                                                                              229                        222

DEFERRED INCOME TAXES                                                                        89                         52

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                            660                        684

STOCKHOLDERS' EQUITY:
   Preferred stock - $1.00 par value; authorized - 10 shares; issued - none
   Common stock - $1.00 par value; authorized - 1,200 shares; issued - 409
     shares and 424 shares, respectively                                                    409                        424
   Capital in excess of par value                                                            46                        145
   Retained earnings                                                                      5,195                      5,133
                                                                              -------------------        -------------------
                                                                                          5,650                      5,702
                                                                              -------------------        -------------------
                                                                                        $15,913                    $15,710
                                                                              ===================        ===================



See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                              39 WEEKS ENDED
                                                                              -----------------------------------------------
                                                                                     November 2,                October 28,
                                                                                            2000                       1999
                                                                              --------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                          $   545                     $  140
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                                         695                        637
       Goodwill amortization                                                                  42                         44
       Noncash merger-related expense                                                          6                        283
       Net loss on asset sales                                                                 1                          6
       Net deferred income taxes                                                              26                        (22)
       Increase in cash surrender value of
         Company-owned life insurance                                                         (3)                        (5)
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses                                                    113                        134
         Inventories                                                                         (46)                      (277)
         Accounts payable                                                                    324                        200
         Other current liabilities                                                          (117)                        13
         Self-insurance                                                                       (1)                       (58)
         Unearned income                                                                      14                        (34)
         Other long-term liabilities                                                         (31)                       (62)
                                                                              --------------------       --------------------
   Net cash provided by operating activities                                               1,568                        999

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net capital expenditures excluding
     noncash activities                                                                   (1,167)                    (1,298)
   Proceeds from divestitures                                                                                           359
   Decrease (increase) in other assets                                                        19                       (157)
                                                                              --------------------       --------------------
   Net cash used in investing activities                                                  (1,148)                    (1,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                        527                      1,817
   Payments on long-term borrowings                                                         (371)                      (947)
   Net commercial paper and bank line activity                                              (187)                      (498)
   Proceeds from stock options exercised                                                       5                         30
   Cash dividends paid                                                                      (237)                      (188)
   Stock purchased and retired                                                              (350)
   Tax payments for options exercised                                                                                   (14)
                                                                              --------------------       --------------------
   Net cash (used in) provided by financing
     activities                                                                             (613)                       200
                                                                              --------------------       --------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (193)                       103

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                                 231                        116
                                                                              --------------------       --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   38                    $   219
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

Goodwill
   Goodwill resulting from business acquisitions represents the excess of cost over fair value of net assets acquired and is being amortized over 40 years using the straight-line method. Accumulated amortization amounted to $645 and $603 at November 2, 2000, and February 3, 2000, respectively.

Reclassifications
   Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Reporting Periods
   The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the fiscal year ends on the Thursday nearest to January 31 each year.

Merger-related and Exit Costs
   Results of operations for the 39 weeks ended November 2, 2000, include $109 of merger-related costs ($68 after tax). The following table presents the pre-tax costs incurred by category of expenditure and merger-related accruals included in the Company's Consolidated Balance Sheets:

                                        ------------------- ------------------ ------------------ -------------------
                                                     Exit             Merger            Period
                                                    Costs             Charge             Costs                Total
                                        ------------------- ------------------ ------------------ -------------------
Merger-related accruals at
   February 3, 2000                                   $ 26                 $3               $4                 $ 33

Severance costs                                         (1)                (1)               6                    4
Write-down of assets to net
   realizable value                                                         3               21                   24
Integration and other costs                                                                 81                   81
                                        ------------------- ------------------ ------------------ -------------------
    Total costs                                         (1)                 2              108                  109

Cash expenditures                                      (13)                (4)            (110)                (127)
                                        ------------------- ------------------ ------------------ -------------------
Merger-related accruals at
   November 2, 2000                                   $ 12                 $1               $2                 $ 15
                                        =================== ================== ================== ===================

   Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. Total merger-related terminations were 663 employees as of November 2, 2000, and no further terminations are expected to be made under this plan.

   The write-down of assets to net realizable value includes the loss on disposal of redundant facilities and information technology equipment abandoned by the Company.

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

Income Taxes
   The effective income tax rate for 2000 has decreased from 1999 as a result of the effect during 1999 of certain merger-related and exit costs for which there were not corresponding tax benefits.

Indebtedness
   The Company has two revolving credit agreements which provide for borrowings up to $1,900. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100. As of November 2, 2000, no amounts were outstanding under these agreements.

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

   In conjunction with the debt issuance, on April 26, 2000, and May 3, 2000, the Company entered into a 10-year treasury hedge for $250 and a 30-year treasury hedge for $125. The hedges were settled on May 9, 2000, the date of the issuance of the $500 debt, resulting in gains of $6. The gains are being amortized over the term of the related 10-year and 30-year debt.

Supplemental Cash Flow Information
   Selected cash payments and noncash activities were as follows:

                                                                        39 Weeks Ended               39 Weeks Ended
                                                                      November 2, 2000             October 28, 1999
                                                                ------------------------    ------------------------
   Cash payments for:
     Income taxes                                                                 $414                         $377
     Interest, net of amounts
       capitalized                                                                 254                          223
   Noncash transactions:
     Capitalized leases incurred                                                    50                           11
     Capitalized leases terminated                                                   2                           14
     Tax effects related to stock
       options                                                                     (11)                           8
     Liabilities assumed in connection
       with asset acquisition                                                                                     7


Capital Stock
   The Board of Directors, on April 25, 2000, adopted a stock purchase program that authorizes, but does not require, the Company to purchase and retire up to $500 of the Company's common stock during the period beginning April 25, 2000, and ending April 30, 2001. As of November 2, 2000, 14,563,000 shares of the Company's common stock, at a total cost of $350, has been purchased and retired under this authorization. This authorization has been increased to $1,500 and its term has been extended to December 6, 2001. Refer to the "Subsequent Event" note.

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

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard, as amended by SFAS No. 137 and No. 138, is effective for the Company's 2001 fiscal year. The Company has not yet completed its evaluation of this standard or its impact on the Company's accounting and reporting requirements.

Legal Proceedings
   On August 23, 2000, a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc., Case No. 00L 009664) alleging milk price fixing. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of this action to have a material adverse effect on the Company's financial condition.

   An agreement has been reached, and court approval granted, to settle eight purported multi-state cases combined in the United States District Court in Boise, Idaho, which raise various issues including "off the clock" work allegations. Under the settlement agreement, current and former employees who meet eligibility criteria may present their claims to a settlement administrator. While the Company cannot specify the exact number of individuals who are likely to submit claims and the exact amount of their claims, the $37 pre-tax ($22 after-tax) one-time charge recorded by the Company in 1999 is the Company's current estimate of the total monetary liability, including attorney fees, for all eight cases.

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

Subsequent Event
   The Board of Directors on December 6, 2000, increased the current $500 stock purchase program by an additional $1,000, for a total of $1,500 authorized for the purchase of Company common stock. The revised stock purchase program authorizes, but does not require, the Company to purchase and retire up to $1,500 of the Company's common stock during the period beginning April 25, 2000, and ending December 6, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)


Results of Operations - Third Quarter
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                             Percent to Sales
                                                              13 weeks ended                  Percentage
                                                         11-2-00         10-28-99              Increase
                                                  ---------------- -----------------     ------------------

   Sales                                                 100.00%          100.00%                    0.1%
   Gross profit                                           28.40            27.45                     3.6
   Selling, general and
     administrative expenses                              24.11            23.91                     0.9
   Merger-related expense
     (income)                                              0.01            (0.23)                    n.m.
   Operating profit                                        4.28             3.35                    27.8
   Interest expense, net                                   1.11             0.94                    18.2
   Earnings before
     income taxes                                          3.16             2.41                    31.2
   Net earnings                                            1.91             1.45                    32.3

   n.m. - not meaningful

   Sales for the quarter ended November 2, 2000, increased 0.1% in total, and increased by 2.9% when excluding sales from stores required to be divested, over the same quarter of the prior year. Identical store sales decreased 0.5% and comparable store sales, which include replacement stores, decreased 0.2%. Increases in sales are primarily attributable to the continued development of new stores. During the quarter the Company opened 13 combination food and drug stores and 6 stand alone drugstores, while closing 8 supermarkets and 6 drugstores. Net retail square footage increased by 4.0% from the prior year. Management estimates that there was overall inflation in products the Company sells of approximately 0.3% (annualized).

   As part of its efforts to increase sales, the Company continues to implement best practices across the Company and make investments in programs to fine tune pricing, increase promotions, and provide solutions to customer needs. These programs include the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas;" special destination categories; and increased emphasis on training programs utilizing Computer Guided Training. To provide additional solutions to customer needs, the Company has added new gourmet-quality bakery products and organic grocery and produce items. Other solutions include neighborhood marketing, targeted advertising and exciting new and remodeled stores.

   Gross profit, as a percent to sales, increased primarily as a result of the Merger creating buying synergies, and margin improvements from the implementation of best practices across the Company. The shifting of the sales mix towards higher margin departments such as Service Deli, Pharmacy and Bakery is also contributing to the increase in gross profit percentage. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The pre-tax LIFO charge reduced gross profit by $8 (0.08% to sales) for the 13 weeks ended November 2, 2000, as compared to $9 (0.10% to sales) for the 13 weeks ended October 28, 1999.

   Selling, general and administrative expenses, as a percent to sales, increased due to integration costs associated with the Merger, higher labor costs and related benefits associated with the Company's sales initiatives, and the sales mix shifting towards the higher customer service oriented sales departments and depreciation expense as a result of the Company's expansion program.

   Net interest expense for the 13 weeks ended November 2, 2000, increased primarily due to a higher weighted average interest rate on the outstanding debt during the 13 weeks ended November 2, 2000, as compared to the 13 weeks ended October 28, 1999.

Merger-Related and Exit Costs
   Results of operations for the 13 weeks ended November 2, 2000, include $26 of merger-related and exit costs ($15 after tax). The following table presents the pre-tax costs incurred by category of expenditure:

                                                        ------------- ------------- -------------
                                                              Merger        Period
                                                              Charge         Costs         Total
                                                        ------------- ------------- -------------
Severance costs                                                 $(2)           $ 1          $(1)
Write-down of assets to net realizable value                      3              5            8
Integration and other costs                                                     19           19
                                                        ------------- ------------- -------------
  Total costs                                                   $ 1            $25          $26
                                                        ============= ============= =============

   Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. There were no merger-related terminations during the quarter ended November 2, 2000, and no further terminations are expected under this plan.

   The write-down of assets to net realizable value includes the estimated loss on disposal of redundant facilities and information technology equipment abandoned by the Company.

   Integration and other costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and are being expensed as incurred. These costs include such costs as advertising, labor associated with system conversions and training and relocation costs.

   The Company expects to incur additional after-tax merger-related and exit costs of approximately $90 over the next two years which consist primarily of expected integration costs and costs associated with other consolidation activities for which plans have not yet been finalized.

   Due to the significance of the merger-related and other one-time costs and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these costs:


                                 ------------------------------------------------- -------------------------------------------------
                                         13 Weeks Ended November 2, 2000                   13 Weeks Ended October 28, 1999
                                 ------------------------------------------------- -------------------------------------------------
                                                                  W/O      Percent                                 W/O       Percent
                                           As       One-         One-           To           As       One-        One-            To
                                     Reported       Time         Time        Sales     Reported       Time        Time         Sales
                                 ------------ ---------- ------------ ------------ ------------ ---------- ----------- -------------
Sales                                  $8,991                  $8,991      100.00%       $8,982                 $8,982       100.00%
Cost of sales                           6,438       $ (7)       6,431       71.52         6,517      $ (17)      6,500        72.36
                                 ------------ ---------- ------------ ------------ ------------ ---------- ----------- -------------
Gross profit                            2,553          7        2,560       28.48         2,465         17       2,482        27.64
Selling, general and
  administrative expenses               2,168        (18)       2,150       23.91         2,148        (59)      2,089        23.26
Merger-related expense (income)             1         (1)                                  (21)         21
Litigation settlement                                                                       37         (37)
                                 ------------ ---------- ------------ ------------ ------------ ---------- ----------- -------------
Operating profit                          384         26          410        4.57           301         92         393         4.38
Interest expense, net                     (99)                    (99)      (1.11)          (84)                   (84)       (0.94)
Other expense, net                         (1)                     (1)      (0.01)
                                 ------------ ---------- ------------ ------------ ------------ ---------- ----------- -------------
Earnings before income taxes              284         26          310        3.45           217         92         309         3.44
Income taxes                              112         11          123        1.36            87         37         124         1.38
                                 ------------ ---------- ------------ ------------ ------------ ---------- ----------- -------------
Net Earnings                             $172        $15         $187        2.09%         $130        $55        $185         2.06%
                                 ============ ========== ============ ============ ============ ========== =========== =============

Results of Operations - Year-to-Date
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                            Percent to Sales                   Percentage
                                                             39 weeks ended                     Increase
                                                         11-2-00         10-28-99              (Decrease)
                                                  ---------------- -----------------     ------------------

   Sales                                                 100.00%          100.00%                  (1.3)%
   Gross profit                                           28.30            27.28                    2.4
   Selling, general and
     administrative expenses                              23.96            23.13                    2.2
   Merger-related expense                                  0.01             1.48                    n.m.
   Operating profit                                        4.34             2.54                   68.9
   Interest expense, net                                   1.03             0.88                    1.5
   Earnings before
     income taxes                                          3.32             1.67                   96.3
   Net earnings                                            2.00             0.51                  288.3

   n.m. - not meaningful

   Sales for the 39 weeks ended November 2, 2000, decreased by 1.3% in total, and increased by 3.9% when excluding sales from stores required to be divested, over the same period of the prior year. Identical store sales increased 0.3% and comparable store sales, which include replacement stores, increased 0.6%. Increases in sales are primarily attributable to the continued development of new stores and identical and comparable store sales increases. During the 39 weeks ended November 2, 2000, the Company opened 45 combination food and drug stores, 1 conventional store, 1 warehouse store and 18 stand alone drugstores, while closing 35 supermarkets and 15 drugstores. The new stores include 6 stores that were acquired in two separate transactions during second quarter. Net retail square footage increased by 4.0% from the prior year. Management estimates that there was overall inflation in products the Company sells of approximately 0.3% (annualized).

   As part of its efforts to increase sales, the Company continues to implement best practices across the Company and make investments in programs to fine tune pricing, increase promotions, and provide solutions to customer needs. These programs include the Front End Manager program; the home meal solutions process called "Quick Fixin' Ideas;" special destination categories; and increased emphasis on training programs utilizing Computer Guided Training. To provide additional solutions to customer needs, the Company has added new gourmet-quality bakery products and organic grocery and produce items. Other solutions include neighborhood marketing, targeted advertising and exciting new and remodeled stores.

   Gross profit, as a percent to sales, increased primarily as a result of the Merger creating buying synergies and margin improvements from the implementation of best practices across the Company. The shifting of the sales mix towards the higher margin departments such as Service Deli, Pharmacy and Bakery is also contributing to the increase in gross profit percentage. Gross profit improvements were also realized through the continued utilization of Company-owned distribution facilities and increased buying efficiencies. The pre-tax LIFO charge reduced gross profit by $20 (0.07% to sales) for the 39 weeks ended November 2, 2000, as compared to $27 (0.10% to sales) for the 39 weeks ended October 28, 1999.

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

   Net interest expense for the 39 weeks ended November 2, 2000, included a $16 interest expense reversal due primarily to a favorable income tax settlement. The increase in net interest expense, as adjusted by the interest expense reversal, resulted primarily from higher weighted average interest rates during the 39 weeks ended November 2, 2000, as compared to the 39 weeks ended October 28, 1999.

Merger-Related and Exit Costs
   Results of operations for the 39 weeks ended November 2, 2000, include $109 of merger-related and exit costs ($68 after tax). The following table presents the pre-tax costs incurred by category of expenditure:

                                                              ------------- ------------- ------------- -------------
                                                                      Exit        Merger        Period
                                                                     Costs        Charge         Costs         Total
                                                              ------------- ------------- ------------- -------------
Severance costs                                                      $ (1)         $ (1)            $6            $4
Write-down of assets to net realizable value                                          3             21            24
Integration and other costs                                                                         81            81
                                                              ------------- ------------- ------------- -------------
  Total costs                                                        $ (1)           $2           $108          $109
                                                              ============= ============= ============= =============

   Severance costs consist of obligations to employees who were terminated or were notified of termination under a plan authorized by senior management. Total merger-related terminations were 663 employees as of November 2, 2000, and no further terminations are expected under this plan.

   The  write-down  of  assets  to net  realizable  value  includes  the loss on
disposal  of  stores  divested  as  required  and  redundant   facilities,   and
information technology equipment abandoned by the Company.

   Integration and other costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and ASC and are being expensed as incurred. These costs include such costs as advertising, labor associated with system conversions and training and relocation costs.

   The Company expects to incur additional after-tax merger-related and exit costs of approximately $90 over the next two years which consist primarily of expected integration costs and costs associated with other consolidation activities for which plans have not yet been finalized.

   Due to the significance of the merger-related costs and other one-time expenses and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these costs and expenses:


                                 ------------------------------------------------- -------------------------------------------------
                                         39 Weeks Ended November 2, 2000                   39 Weeks Ended October 28, 1999
                                 ------------------------------------------------- -------------------------------------------------
                                                                  W/O      Percent                                 W/O       Percent
                                            As      One-         One-           To           As       One-        One-            To
                                      Reported      Time         Time        Sales     Reported       Time        Time         Sales
                                 ------------- --------- ------------ ------------ ------------ ---------- ----------- -------------
Sales                                  $27,218                $27,218      100.00%      $27,579                $27,579       100.00%
Cost of sales                           19,514      $(30)      19,484       71.58        20,056      $ (21)     20,035        72.65
                                 ------------- --------- ------------ ------------ ------------ ---------- ----------- -------------
Gross profit                             7,704        30        7,734       28.42         7,523         21       7,544        27.35
Selling, general and
  administrative expenses                6,521       (97)       6,424       23.60         6,378       (146)      6,232        22.60
Merger-related expense                      2         (2)                                   409       (409)
Litigation settlement                                                                        37        (37)
                                 ------------- --------- ------------ ------------ ------------ ---------- ----------- -------------
Operating profit                         1,181       129        1,310        4.81           699        613       1,312         4.76
Interest expense, net                     (281)                  (281)      (1.03)         (244)                  (244)       (0.88)
Other income, net                            3                      3        0.01             5                      5         0.02
                                 ------------- --------- ------------ ------------ ------------ ---------- ----------- -------------
Earnings before income taxes
  and extraordinary item                   903       129        1,032        3.79           460        613       1,073         3.89
Income taxes                               358        50          408        1.50           297        131         428         1.55
                                 ------------- --------- ------------ ------------ ------------ ---------- ----------- -------------
Earnings before extraordinary
  item                                     545        79          624        2.29           163        482         645         2.34
Extraordinary loss on
  extinguishment of debt, net
  of tax benefit of $7                                                                      (23)        23
                                 ------------- --------- ------------ ------------ ------------ ---------- ----------- -------------
Net Earnings                             $ 545      $ 79        $ 624        2.29%        $ 140      $ 505       $ 645         2.34%
                                 ============= ========= ============ ============ ============ ========== =========== =============


Liquidity and Capital Resources
   Cash provided by operating activities during the 39 weeks ended November 2, 2000, increased to $1,568, compared to $999 in the prior year. The positive effects of higher earnings, increased inventory turns at distribution centers and stronger accounts payable leverage were the primary drivers of this change. The Company has implemented several initiatives designed to enhance working capital which include reducing inventory and accounts receivable levels and increasing accounts payable leverage. These improvements are expected to further reduce the cash requirements of the business.

   The Company's financing activities during the 39 weeks ended November 2, 2000, include the net reduction of debt of $31 and the payment of dividends of $237. Pursuant to the stock buyback program approved by Albertson's Board of Directors on April 25, 2000, the Company purchased and retired 14,563,000 shares of its common stock during the 39 weeks ended November 2, 2000, at a total cost of $350.

   The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. The Company had $1,416 of commercial paper borrowings outstanding at November 2, 2000, compared to $1,628 outstanding as of February 3, 2000.

   The Company has two revolving credit agreements which provide for borrowings up to $1,900. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100. In addition, the Company has uncommitted bank lines of credit totaling $345. As of November 2, 2000, $25 was outstanding under the bank lines.

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

   In conjunction with the debt issuance, on April 26, 2000, and May 3, 2000, the Company entered into a 10-year treasury hedge for $250 and a 30-year treasury hedge for $125. The hedges were settled on May 9, 2000, the date of the issuance of the $500 debt, resulting in gains of $6. The gains are being amortized over the term of the related 10-year and 30-year debt.

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

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard, as amended by SFAS No. 137 and No. 138, is effective for the Company's 2001 fiscal year. The Company has not yet completed its evaluation of this standard or its impact on the Company's accounting and reporting requirements.

Environmental
   The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and ground water contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). The Company conducts an ongoing program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/ monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition of the Company. Charges against earnings for environmental remediation were not material for the 39 weeks ended November 2, 2000, or the 39 weeks ended October 28, 1999.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
   On August 23, 2000, a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc., Case No. 00L 009664) alleging milk price fixing. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of this action to have a material adverse effect on the Company's financial condition.

   An agreement has been reached, and court approval granted, to settle eight purported multi-state cases combined in the United States District Court in Boise, Idaho, which raise various issues including "off the clock" work allegations. Under the settlement agreement, current and former employees who meet eligibility criteria may present their claims to a settlement administrator. While the Company cannot specify the exact number of individuals who are likely to submit claims and the exact amount of their claims, the $37 pre-tax ($22 after-tax) one-time charge recorded by the Company in 1999 is the Company's current estimate of the total monetary liability, including attorney fees, for all eight cases.

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

Item 3.  Defaults upon Senior Securities
   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
   Not applicable

Item 5.  Other Information
   On December 7, 2000, Gary G. Michael, chairman of the board and chief executive officer of Albertson's, Inc. announced his intention to retire at the time of the Company's next annual meeting, June of 2001.

   Albertson's Board of Directors has formed a search committee to review internal and external candidates for Mr. Michael's successor.

Item 6.  Exhibits and Reports on Form 8-K
   a.  Exhibits

         Number    Description
         27        Financial data schedule for the 39 weeks ended November 2,
                   2000.


   b. The following reports on Form 8-K were filed during the quarter ended November 2, 2000:

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



Date:    December 11, 2000              /S/ A. Craig Olson
       ---------------------           ---------------------------------
                                        A. Craig Olson
                                        Executive Vice President
                                        and Chief Financial Officer