Form 10-K
period 2001-02-01
ALBERTSONS INC /DE/
filed 2001-04-19
CIK 3333

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 01, 2001       Commission file number 1-6187

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of each exchange
           Title of each class                            on which registered
------------------------------------------              -----------------------
Common Stock, $1.00 par value, 405,328,687              New York Stock Exchange
   shares outstanding on March 19, 2001                  Pacific Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 19, 2001: $10,555,407,824.


                       Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 2001, portions of which are incorporated by reference into
     Part I, Part II and Part IV of this Form 10-K; and

2. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on June 14, 2001,(the "Proxy Statement") to be filed within 120 days after the Registrant's fiscal year ended February 1, 2001, portions of which are incorporated by reference into Part III of this Form 10-K.

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

                                     PART I


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

   From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, contain forward-looking information. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived using numerous assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

   Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), labor negotiations, the cost and stability of power sources, the Company's ability to recruit and develop employees, its ability to develop new stores or complete remodels as rapidly as planned, its ability to implement new technology successfully, stability of product costs and the Company's ability to integrate the operations of acquired or merged companies.

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

   On June 23, 1999, Albertson's, Inc. ("Albertson's" or the "Company") and American Stores Company ("ASC") consummated a merger with the issuance of
177 million shares of Albertson's common stock (the "Merger"). The Merger constituted a tax-free reorganization and has been accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present, as a single interest, two or more common stockholders' interests that were previously independent; accordingly, these consolidated financial statements restate the historical financial statements as though the companies had always been combined. The restated consolidated financial statements are adjusted to conform accounting policies and financial statement presentations.

   In connection with the Merger, the Company entered into agreements with the Attorneys General of California, Nevada and New Mexico and the Federal Trade Commission, under which the Company was required to divest 145 stores, to enable the Merger to proceed under applicable antitrust, competition and trade regulation law. The divested stores had sales of $2.3 billion in fiscal 1998. Subsequent growth comparisons were affected by these divestitures.

   The Company is one of the largest retail food and drug chains in the United States. As of February 1, 2001, the Company operated 2,512 stores in 36 Northeastern, Western, Midwestern and Southern states. These stores consist of 1,362 combination food-drug stores, 807 stand-alone drugstores, 315 conventional supermarkets and 28 warehouse stores. Retail operations are supported by 19 major Company distribution centers. The Company's distribution centers provide product exclusively to the Company's retail stores.

   The Company is organized, based on geographic boundaries, into 19 divisions. The division staff is responsible for day-to-day operations and for executing marketing and merchandising programs. This structure allows the division level employees, who are closest to the customer, to implement strategies tailored to each of the Company's unique neighborhoods.

   The Company's combination food-drug stores are super grocery/drugstores under one roof and range in size from 35,000 to 107,000 square feet. Most of these stores offer prescription drugs and an expanded section of cosmetics and general merchandise in addition to specialty departments such as service seafood and meat, bakery, lobby/video, service delicatessen, liquor and floral. Many also offer meal centers, party supply centers, coffee bars, in-store banks, dry cleaning, photo processing and destination categories for beverages, snacks, pet care products, paper products and baby care merchandise. All shopping areas are served by a common set of checkstands.

   The Company's stand-alone drugstores average 18,400 square feet. These stores offer convenient shopping and prescription pickup as well as a wide assortment of general merchandise, health and beauty care products, over-the-counter medication, greeting cards and photo processing. The Company's new drugstores are typically located on corners and many offer a drive-thru pharmacy.

   The Company's conventional supermarkets range in size from 8,000 to 35,000 square feet. These stores offer a full selection in the basic departments of grocery, meat, produce, dairy and limited general merchandise. Many locations have a pharmacy, in-store bakery and service delicatessen.

   The Company's warehouse stores are operated primarily under the names "Max Foods" and "Super Saver" and offer shoppers the opportunity to save by purchasing in quantity. These no-frills stores range in size from 17,000 to 70,000 square feet and offer significant savings with special emphasis on discounted meat and produce.

   Albertsons.com began serving online customers in the Dallas/Fort Worth, Texas market in 1998. In November 1999 the Company began testing an original concept in the Seattle/Bellevue, Washington area by combining a gourmet store with a fulfillment center, offering over 16,000 items. This new concept led to the launch, in June 2000, of a convenient pick-up service at 36 Albertson's stores in the Puget Sound area. The Company is continuing to refine this program and will use stores throughout the greater Seattle area to fill orders. The Company has found that by using technology, a limited number of orders per store can be selected and serve both the Company's traditional and cyber customers without the need for a separate fulfillment area.

   Savon.com, our online drugstore, serves the Company's customers nationwide. On December 7, 2000, Savon.com opened the "doors" to a nationwide online pharmacy service. The site offers a full range of sundry items, new and refill prescriptions and consumer health information. The Web site allows customers across the country the freedom to have new or refilled prescriptions ready for pickup at any local Albertson's food or drug store, or have their prescriptions mailed to their doorsteps.

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

   As of February 1, 2001, the Company operated 150 fuel centers, in 21 states, which are generally located in the parking lot of stores. These centers feature three to six fuel pumps and a small building, ranging in size from a pay-only kiosk to a convenience store, featuring such items as candy, soft drinks and snack foods.

   The Company's operations are within a single operating segment, the retail sale of food and drug merchandise. The Company's stores operate under the names of Albertson's, Acme Markets, Jewel Food Stores, Seessel's, Super Saver, Max Foods, Osco Drug and Sav-On Drugs.

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

   As of February 1, 2001, the Company employed approximately 235,000 people, many of whom are covered by collective bargaining agreements. The Company considers its present relations with employees to be good.

Item 2.  Properties

   The Company has actively pursued an expansion program of adding new retail stores, enlarging and remodeling existing stores and replacing smaller stores. During the past ten years, the Company has built or acquired 1,248 stores and approximately 87% of the Company's current retail square footage has been opened or remodeled during this period. The Company continues to follow the policy of closing stores that are obsolete or lack satisfactory profit potential.

   Albertson's stores are located in 36 Northeastern, Western, Midwestern and Southern areas of the United States. The table on the following page is a summary of the stores by state and classification as of February 1, 2001:

                               Combination         Conventional        Warehouse        Stand-Alone
                          Food-Drug Stores               Stores           Stores         Drugstores        TOTAL
-----------------------------------------------------------------------------------------------------------------
Arizona                                 46                                                       82          128
Arkansas                                 2                                                        1            3
California                             295                  164               15                290          764
Colorado                                47                                     7                              54
Delaware                                 8                    7                                               15
Florida                                111                                                                   111
Idaho                                   30                    7                                   2           39
Illinois                               155                   16                                  94          265
Indiana                                  6                                                       48           54
Iowa                                     4                                                       29           33
Kansas                                   5                                                       30           35
Louisiana                               31                                                                    31
Maine                                                                                             1            1
Maryland                                 2                    9                                               11
Massachusetts                                                                                    59           59
Michigan                                                                                          1            1
Minnesota                                                                                         1            1
Mississippi                              8                                                                     8
Missouri                                 9                                                       34           43
Montana                                 17                   16                                  10           43
Nebraska                                12                                                       15           27
Nevada                                  38                    5                                  43           86
New Hampshire                                                                                    20           20
New Jersey                              30                   36                                               66
New Mexico                              22                    1                1                  5           29
North Dakota                             2                                                        6            8
Oklahoma                                28                                                                    28
Oregon                                  41                   10                                               51
Pennsylvania                            38                   25                                               63
South Dakota                             1                                                        2            3
Tennessee                               22                    1                                               23
Texas                                  216                                     5                             221
Utah                                    43                    3                                               46
Washington                              71                   13                                               84
Wisconsin                               12                                                       34           46
Wyoming                                 10                    2                                               12
                         ----------------------------------------------------------------------------------------
   Total                             1,362                  315               28                807        2,512
                         ========================================================================================

Retail Square
Footage by Store
Type (000's)                        73,575                8,410            1,297             14,848       98,130
                         ========================================================================================


   The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on investment. During 2000 approximately 79% of the merchandise purchased for resale in Company retail stores was received from Company distribution centers.

   Albertson's distribution system consists of 19 major Company centers located strategically throughout the Company's operating markets. The table on the following page is a summary of the Company's distribution facilities as of February 1, 2001:


Major Distribution Facilities
                             Frozen                Meat & Ice Cream   Health     High Volume General                   Square
                     Grocery   Food Liquor Produce   Deli     Plant & Beauty Health & Beauty  Merch. Pharmaceuticals  Footage
                     ------- ------ ------ ------- ------ --------- -------- --------------- ------- --------------- ---------

  Lancaster, PA         X                     X       X                 X                       X                    1,366,000

  Melrose Park, IL      X       X             X       X                                                              1,344,000

  Brea, CA              X       X                     X                                                              1,231,000

  La Habra, CA                         X                                X                       X           X        1,184,000

  Fort Worth, TX        X       X             X       X                                                              1,100,000

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

  Portland, OR          X       X             X       X                                                                790,000

  Tulsa, OK             X       X             X       X                                                                748,000

  Houston, TX           X       X             X       X                                                                747,000

  Phoenix, AZ           X       X      X      X       X                             X                                  687,000

  Salt Lake City, UT    X       X             X       X                                                                680,000

  San Leandro, CA               X             X       X                                                                453,000

  Ponca City, OK                                                        X                       X           X          422,000

  Sacramento, CA        X       X      X      X       X                                                                421,000

  Denver, CO            X       X             X       X                                                                372,000

  Boise, ID                                                             X                       X                      238,000


   Other Distribution
     Facilities

   Las Vegas, NV                       X                                                                                30,000

   Indianapolis, IN                    X                                                                                22,000

   Boise, ID                                                  X                                                         11,000

                                                                                                               ---------------
   TOTAL SQUARE FOOTAGE -
     All Distribution Facilities                                                                                    15,608,000
                                                                                                               ===============

   The Company currently finances most retail store and distribution facilities internally, thus retaining ownership of its land and buildings. The Company's future expansion plans are expected to be financed primarily from cash provided by operating activities. The Company has and will continue to finance a portion of its new stores through lease transactions when it does not have the opportunity to own the property.

   As of February 1, 2001, the Company held title to the land and buildings of 40% of the Company's stores and held title to the buildings on leased land of an additional 7% of the Company's stores. The Company also holds title to the land and buildings of most of its administrative offices and distribution facilities.

Item 3.  Legal Proceedings

   The information required under this item is included under the caption "Legal Proceedings" on page 50 of the Company's 2000 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

   The principal markets in which the Company's common stock is traded and the related security holder matters are set forth under the caption "Company Stock Information" on page 60 of the Company's 2000 Annual Report to Stockholders. This information is incorporated herein by this reference thereto. The market value of the Company's common stock at the close of business on March 19, 2001, was $27.97 per share. There were approximately 32,000 stockholders of record on March 19, 2001.


Item 6.  Selected Financial Data

   Selected financial data of the Company for the fiscal years 1996 through 2000 is included under the caption "Five-Year Summary of Selected Financial Data" on page 54 of the Company's 2000 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required under this item is included on pages 21 to 28 of the Company's 2000 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   The information required under this item is included under the caption "Quantitative and Qualitative Disclosures about Market Risk" on pages 27 and 28 of the Company's 2000 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 8.  Financial Statements and Supplementary Data

   The Company's consolidated financial statements and related notes thereto, together with the Independent Auditors' Reports and the selected quarterly financial data of the Company are presented on pages 29 to 53 and page 55 of the Company's 2000 Annual Report to Stockholders and are incorporated herein by this reference thereto.


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

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Directors

   The information regarding directors and nominees for directors of the Company is presented under the heading "Election of Directors" in the Company's definitive proxy statement for use in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended February 1, 2001, and is incorporated herein by this reference thereto.

Executive and Reporting Officers

                                     Age                                                       Date First Appointed
                                    as of                                                       as an Executive or
               Name                3/19/01                      Position                         Reporting Officer
               ----              -----------                    --------                       -------------------


Gary G. Michael                      60        Chairman of the Board and Chief Executive             12/02/74
                                               Officer

Michael F. Reuling                   54        Vice Chairman of the Company                          12/30/79

Peter L. Lynch                       49        President and Chief Operating Officer                 06/23/99

Robert K. Banks                      51        Executive Vice President, Development                 06/20/00

Thomas E. Brother                    59        Executive Vice President, Distribution                07/30/89

Robert C. Butler                     52        Executive Vice President, Operations                  03/21/00

Romeo R. Cefalo                      51        Executive Vice President, Operations                  03/21/00

Wayne A. Denningham                  39        Executive Vice President, Operations                  03/21/00

A. Craig Olson                       49        Executive Vice President and Chief Financial          12/22/86
                                               Officer

Thomas R. Saldin                     54        Executive Vice President and General Counsel          12/26/83

Lawrence A. Stablein                 43        Executive Vice President, Marketing and               10/30/00
                                               Merchandising

Patrick S. Steele                    51        Executive Vice President, Information                 06/10/90
                                               Systems and Technology

Kevin H. Tripp                       46        Executive Vice President, Drug and General            12/11/00
                                               Merchandise

Steven D. Young                      52        Executive Vice President, Human Resources             12/02/91

Richard J. Navarro                   48        Senior Vice President and Controller                  12/22/86

   Gary G. Michael has served as Chairman of the Board and Chief Executive Officer since 1991.

   Peter L. Lynch became President and Chief Operating Officer on March 21, 2000. Previously he served as Executive Vice President, Operations from June 23, 1999; Executive Vice President and General Manager of the Acme Division of American Stores Company from 1998 and Senior Vice President, Store Operations of the Jewel-Osco Division of American Stores Company from December 1995.

   Michael F. Reuling became Vice Chairman of the Company on June 23, 1999. Previously he served as Executive Vice President, Development from January 1999 and as Executive Vice President, Store Development since 1986.

   Robert K. Banks was promoted to Executive Vice President, Development on June 20, 2000. Previously he served as Senior Vice President, Real Estate from January 31, 1999; Group Vice President, Real Estate from December 2, 1996 and Vice President, Real Estate from December 24, 1990.

   Thomas E. Brother was promoted to Executive Vice President, Distribution on January 29, 1999. Previously he served as Senior Vice President, Distribution from 1991.

   Robert C. Butler was promoted to Executive Vice President, Operations on March 21, 2000. Previously he served as Senior Vice President, Merchandising from June 23, 1999 and Vice President, Southern California Division from 1996.

   Romeo R. Cefalo was promoted to Executive Vice President, Operations on March 21, 2000. Previously he served as President, Southern California Region from June 23, 1999; Executive Vice President and General Manager of the Lucky South Division of American Stores Company from 1997 and Senior Vice President and General Manager of the same division from 1995.

   Wayne A. Denningham was promoted to Executive Vice President, Operations on January 14, 2001. Previously he served as Executive Vice President, Merchandising from March 21, 2000; President, Intermountain Region from June 23, 1999; Vice President, Florida Division from 1998; Vice President, Rocky Mountain Division from 1997 and Division Manager of the same division from 1996.

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

   Lawrence A. Stablein was promoted to Executive Vice President, Marketing and Merchandising on October 30, 2000. Previously he served as Senior Vice
President, Marketing for Jewel-Osco from February 7, 1997 and Senior Vice President of Marketing and Formats in American Stores Properties, Inc. group in Salt Lake City from October 20, 1995.

   Patrick S. Steele was promoted to Executive Vice President, Information Systems and Technology on January 29, 1999. Previously he served as Senior Vice President, Information Systems and Technology from 1993.

   Kevin H. Tripp was promoted to Executive Vice President, Drug and General Merchandise on December 11, 2000. Previously he served as President, Drug Region from June 1999; Executive Vice President and General Manager, American Drug Stores from November 1997 and Senior Vice President, Pharmacy Sales and Operations from January 1995.

   Steven D. Young was promoted to Executive Vice President, Human Resources on January 29, 1999. Previously he served as Senior Vice President, Human Resources from 1993.

   Richard J. Navarro was promoted to Senior Vice President and Controller on January 29, 1999. Previously he served as Group Vice President and Controller from 1993.

Item 11.  Executive Compensation

   Information concerning executive compensation is presented under the headings "Summary Compensation Table," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants In Last Fiscal Year," and "Retirement Benefits" in the Proxy Statement. This information is incorporated herein by this reference thereto.


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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)1      Financial Statements:

             The Independent Auditors' Reports, together with the Consolidated Financial Statements and the related notes thereto, are listed below and are incorporated herein by this reference thereto from pages 29 to 53 of the Company's Annual Report to Stockholders for the year ended February 1, 2001:

             Consolidated Earnings - years ended February 1, 2001;
               February 3, 2000; January 28, 1999.

             Consolidated Balance Sheets -- February 1, 2001; February 3,
               2000.

             Consolidated Cash Flows - years ended February 1, 2001;
               February 3, 2000; January 28, 1999.

             Consolidated Stockholders' Equity -- years ended February 1,
               2001; February 3, 2000; January 28, 1999.

             Notes to Consolidated Financial Statements.

             Independent Auditors' Reports.


          Quarterly Financial Data:

             Quarterly Financial Data for the years ended February 1, 2001, and February 3, 2000, is set forth on page 55 of the Annual Report to Stockholders for the year ended February 1, 2001, and is incorporated herein by this reference thereto.

(a)2      Schedules:

             All schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or notes thereto.

(a)3      Exhibits:

             A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 16 hereof.

(b) The following reports on Form 8-K were filed during the quarter ended February 1, 2001:

             Current report on Form 8-K dated January 30, 2001, reporting the issuance of $700,000,000 aggregate principal amount of 7.5% senior notes due 2011.


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

                                       ALBERTSON'S, INC.


                                       By      /S/ GARY G. MICHAEL
                                       --------------------------------
                                               Gary G. Michael
                                          (Chairman of the Board and
                                           Chief Executive Officer)


Date:  April 19, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 19, 2001.



                GARY G. MICHAEL                                              A. CRAIG OLSON
------------------------------------------------------       ----------------------------------------------------
                Gary G. Michael                                              A. Craig Olson
           (Chairman of the Board and                                  (Executive Vice President
          Chief Executive Officer and                                 and Chief Financial Officer)
                   Director)


               RICHARD J. NAVARRO                                             A. GARY AMES
------------------------------------------------------       ----------------------------------------------------
               Richard J. Navarro                                             A. Gary Ames
             (Senior Vice President                                            (Director)
                and Controller)


                CECIL D. ANDRUS                                             PAMELA G. BAILEY
------------------------------------------------------       ----------------------------------------------------
                Cecil D. Andrus                                             Pamela G. Bailey
                   (Director)                                                  (Director)



                  TERESA BECK                                               HENRY I. BRYANT
------------------------------------------------------       ----------------------------------------------------
                  Teresa Beck                                               Henry I. Bryant
                   (Director)                                                  (Director)


                PAUL I. CORDDRY                                               JOHN B. FERY
------------------------------------------------------       ----------------------------------------------------
                Paul I. Corddry                                               John B. Fery
                   (Director)                                                  (Director)


              FERNANDO R. GUMUCIO                                           CLARK A. JOHNSON
------------------------------------------------------       ----------------------------------------------------
              Fernando R. Gumucio                                           Clark A. Johnson
                   (Director)                                                  (Director)


                CHARLES D. LEIN                                              VICTOR L. LUND
------------------------------------------------------       ----------------------------------------------------
                Charles D. Lein                                              Victor L. Lund
                   (Director)                                                  (Director)


                 BEATRIZ RIVERA                                                J.B. SCOTT
------------------------------------------------------       ----------------------------------------------------
                 Beatriz Rivera                                                J.B. Scott
                   (Director)                                                  (Director)


                ARTHUR K. SMITH                                          THOMAS L. STEVENS, JR
------------------------------------------------------       ----------------------------------------------------
                Arthur K. Smith                                          Thomas L. Stevens, Jr.
                   (Director)                                                  (Director)


                 WILL M. STOREY                                             STEVEN D. SYMMS
------------------------------------------------------       ----------------------------------------------------
                 Will M. Storey                                             Steven D. Symms
                   (Director)                                                  (Director)


               THOMAS J. WILFORD
------------------------------------------------------
               Thomas J. Wilford
                   (Director)

                                Index to Exhibits
                          Filed with the Annual Report
                              on Form 10-K for the
                           Year Ended February 1, 2001

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

 3.2                By-Laws dated March 15, 2001.

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

10.2 Severance Agreement between the Company and Gary G. Michael dated December 22, 2000.*

10.3                Form of Award of Deferred Stock Units.*

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

10.6.2 Amendment to Executive Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to
                    Exhibit 10.6.2 of Form 10-K for the year ended February 3, 2000.*

10.6.3              Amendment to  Executive  Deferred  Compensation  Plan (dated
                    March 15, 2001).*

10.7                Senior   Operations   Executive   Officer   Bonus   Plan  is
                    incorporated   herein  by   reference   to  Exhibit  10.7 of
                    Form 10-K for the year ended January 30, 1997.*

10.8 Form of Consulting Agreement with Special Advisors to the Board of Directors dated as of March 15, 2001.*

10.9                Description of Bonus  Incentive  Plans (amended  December 3,
                    1984)is incorporated herein by reference to Exhibit 10.9 of Form 10-K for the year ended January 31, 1985.*

10.10 2000 Deferred Compensation Plan (dated January 1, 2000) is incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended February 3, 2000.*

10.11 1982 Incentive Stock Option Plan (amended March 4, 1991) is incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year ended January 31, 1991.
                    Exhibit 10.11 expired by its terms in 1992. Notwithstanding such expiration, certain agreements for the options granted under these option plans remain outstanding.*

10.12 Form of 1982 Incentive Stock Option Agreement (amended November 30, 1987) is incorporated herein by reference to
                    Exhibit 10.12 of Form 10-Q for the quarter ended October 29, 1987.*

Number              Description


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

10.13.6 Amendment to Executive Pension Makeup Plan (retroactive to October 1, 1999) is incorporated herein by reference to
                    Exhibit 10.13.6 of Form 10-K for the year ended February 3, 2000.*

10.14               Executive  ASRE Makeup Plan (dated  September  26,  1999) is
                    incorporated  herein  by  reference  to   Exhibit  10.14  of
                    Form 10-K for the year ended February 3, 2000.*

10.15 Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989) is incorporated herein by reference to Exhibit 10.15 of Form 10-K for the year ended February 2, 1989.*

10.15.1 Amendment to Senior Executive Deferred Compensation Plan (dated December 4, 1989) is incorporated herein by reference to Exhibit 10.15.1 of Form 10-Q for quarter ended November 2, 1989.*

10.15.2 Amendment to Senior Executive Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.7.1 of Form 10-K for the year ended February 3, 2000.*

Number              Description


10.16 1986 Nonqualified Stock Option Plan (amended March 4, 1991) is incorporated herein by reference to Exhibit 10.16 of Form 10-K for the year ended January 31, 1991. Exhibit 10.16 expired by its terms in 1996. Notwithstanding such expiration, certain agreements for the options granted under these option plans remain outstanding.*

10.17 Form of 1986 Nonqualified Stock Option Plan Stock Option Agreement (amended November 30, 1987) is incorporated herein by reference to Exhibit 10.17 of Form 10-Q for the quarter ended October 29, 1987.*

10.18               Executive  Pension Makeup Trust (dated  February 1, 1989) is
                    incorporated  herein  by  reference  to   Exhibit  10.18  of
                    Form 10-K for the year ended February 2, 1989.*

10.18.1             Amendment to Executive  Pension Makeup Trust (dated July 24,
                    1998) is incorporated herein by reference to Exhibit 10.18.1 of Form 10-K for the year ended February 3, 2000.*

10.18.2 Amendment to Executive Pension Makeup Trust (dated December 1, 1998) is incorporated herein by reference to
                    Exhibit 10.18.1 of Form 10-Q for quarter ended October 29, 1998.*

10.18.3 Amendment to Executive Pension Makeup Trust (dated December 1, 1999) is incorporated herein by reference to
                    Exhibit  10.18.3  of  Form  10-K  for year ended February 3,
                    2000.*

10.18.4             Amendment to Executive Pension Makeup Trust (dated March 31,
                    2000).*

10.19               Executive  Deferred  Compensation  Trust (dated  February 1,
                    1989) is incorporated herein by reference to Exhibit 10.19 of Form 10-K for year ended February 2, 1989.*

10.19.1 Amendment to Executive Deferred Compensation Trust (dated July 24, 1998) is incorporated herein by reference to
                    Exhibit  10.19.1  of Form 10-K for year  ended  February  3,
                    2000.*

10.19.2 Amendment to Executive Deferred Compensation Trust (dated December 1, 1998) is incorporated herein by reference to
                    Exhibit 10.19.1 of Form 10-Q for quarter ended October 29, 1998.*

10.19.3 Amendment to Executive Deferred Compensation Trust (dated December 1, 1999) is incorporated herein by reference to
                    Exhibit  10.19.3  of Form 10-K for year  ended  February  3,
                    2000.*

10.19.4 Amendment to Executive Deferred Compensation Trust (dated March 31, 2000).*

Number              Description


10.20 1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 of Form 10-K for year ended January 31, 1991.*

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

10.21.1 Amendment to Non-Employee Directors' Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.21.1 of Form 10-K for year ended February 3, 2000.*

10.21.2 Amendment to Non-Employee Directors' Deferred Compensation Plan (dated March 15, 2001).*

10.22 1990 Deferred Compensation Trust (dated November 20, 1990) is incorporated herein by reference to Exhibit 10.22 of Form 10-K for year ended January 31, 1991.*

10.22.1 Amendment to 1990 Deferred Compensation Trust (dated July 24, 1998) is incorporated herein by reference to
                    Exhibit 10.22.1 of Form  10-K for  year  ended  February  3,
                    2000.*

10.22.2 Amendment to 1990 Deferred Compensation Trust (dated December 1, 1998) is incorporated herein by reference to
                    Exhibit 10.22.1 of Form 10-Q for quarter ended October 29, 1998.*

10.22.3 Amendment to 1990 Deferred Compensation Trust (dated December 1, 1999) is incorporated herein by reference to
                    Exhibit  10.22.3  of Form 10-K for year  ended  February  3,
                    2000.*

10.22.4             Amendment  to  1990  Deferred   Compensation   Trust  (dated
                    March 31, 2000).*

Number              Description


10.23               2000 Deferred  Compensation Trust (dated January 1, 2000) is
                    incorporated   herein  by  reference  to  Exhibit  10.23  of
                    Form 10-K for year ended February 3, 2000.*

10.23.1             Amendment  to the 2000  Deferred  Compensation  Trust (dated
                    March 31, 2000).*

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

10.25.2             Amendment  to  1995  Stock  Option  Plan  for   Non-Employee
                    Directors (dated March 15, 2001).*

10.26 Amended and Restated 1995 Stock-Based Incentive Plan (dated November 12, 1998) is incorporated herein by reference to
                    Exhibit 10.26 of Form 10-Q for the quarter ended October 29, 1998.*

10.26.1 Amendment to Amended and Restated 1995 Stock-Based Incentive Plan (dated March 15, 2001).*

10.27 Termination and Consulting Agreement by and among American Stores Company, Albertson's, Inc. and Victor L. Lund is incorporated herein by reference to Exhibit 10.27 of Form 10-K for the year ended January 28, 1999.*

10.28               Credit   Agreement   (5-year)  (dated  March  22,  2000)  is
                    incorporated   herein  by  reference  to  Exhibit  10.28  of
                    Form 10-K for the year ended February 3, 2000.

10.28.1             Amendment  to Credit  Agreement  (5-year)  (dated  March 15,
                    2001).

10.29               Amended  and  Restated  Credit  Agreement  (364-day)  (dated
                    March 15, 2001).

10.30 American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to
                    Exhibit 4.1 of Form S-8 filed by American Stores Company (Commission File Number 1-5392) on July 13, 1998.*

10.30.1 Amendment to American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on December 11, 1998.*

Number              Description


10.31 American Stores Company 1997 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit B of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.31.1 Amendment to American Stores Company 1997 Stock Option and Stock Award Plan, dated as of October 8, 1998, is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on December 11, 1998.*

10.31.2 Amendment to American Stores Company 1997 Stock Plan for Non-Employee Directors (dated March 15, 2001).*

10.32 American Stores Company 1997A Stock Option and Stock Award Plan, dated as of March 27, 1997, is incorporated herein by reference to Exhibit 4.11 of the S-8 Registration Statement (Registration No. 333-82157) filed by Albertson's, Inc. on July 2, 1999.*

10.33 American Stores Company 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit C of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.34               American  Stores  Company  Amended and  Restated  1989 Stock
                    Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.13 of the S-8 Registration Statement (Registration No. 333-82157) filed by Albertson's, Inc. on July 2, 1999.*

10.35               American  Stores  Company  Amended and  Restated  1985 Stock
                    Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.14 of the S-8 Registration Statement (Registration No. 333-82157) filed by Albertson's, Inc. on July 2, 1999.*

11                  Inapplicable


12                  Inapplicable

13 Exhibit 13 consists of pages 21 to 55 and page 60 of Albertson's, Inc. 2000 Annual Report to Stockholders which are numbered as pages 1 to 36 of Exhibit 13. Such report, except to the extent incorporated herein by reference, has been sent to and furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of
                    Exhibit 13 are as follows:  Item 3-page 30;  Item 5-page 36;
                    Item 6-page 34; Item 7-pages 1 through 8; Item 7A-pages 7 and 8; and Items 8 and 14-pages 9 through 33 and page 35.

16                  Inapplicable

18                  Inapplicable

Number              Description

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