Form 10-Q
period 2001-05-03
ALBERTSONS INC /DE/
filed 2001-06-13
CIK 3333

FORM 10-Q






                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For 13 Weeks Ended: May 3, 2001 Commission File Number: 1-6187



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                 -----      -----

     Number of Registrant's $1.00 par value
     common shares outstanding at June 4, 2001:         405,344,705

                          PART I. FINANCIAL INFORMATION



                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                      (in millions, except per share data)
                                   (unaudited)


                                                                          13 WEEKS ENDED
                                                             ----------------------------------------
                                                                        May 3,               May 4,
                                                                          2001                 2000
                                                             ------------------    ------------------

Sales                                                                   $9,331               $9,013
Cost of sales                                                            6,673                6,497
                                                             ------------------    ------------------
Gross profit                                                             2,658                2,516

Selling, general and administrative expenses                             2,237                2,138
Merger-related (credits) charges                                           (14)                   2
                                                             ------------------    ------------------
Operating profit                                                           435                  376

Other (expense) income:
  Interest, net                                                           (108)                 (83)
  Other, net                                                               (11)                   1
                                                             ------------------    ------------------
Earnings before income taxes                                               316                  294
Income taxes                                                               130                  115
                                                             ------------------    ------------------

NET EARNINGS                                                            $  186                 $179
                                                             ==================    ==================

EARNINGS PER SHARE:
  Basic                                                                  $0.46                $0.42
  Diluted                                                                $0.46                $0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                    405                  424
  Diluted                                                                  408                  424




















See Notes to Consolidated Financial Statements

                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                        May 3, 2001
                                                                        (unaudited)             February 1, 2001
                                                           -------------------------    -------------------------
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $  454                       $   57
  Accounts and notes receivable, net                                            593                          547
  Inventories                                                                 3,394                        3,364
  Prepaid expenses                                                              129                          155
  Property held for sale                                                         70                           71
  Deferred income taxes                                                          80                           70
  Refundable income taxes                                                                                     36
                                                           -------------------------    -------------------------
           TOTAL CURRENT ASSETS                                               4,720                        4,300

LAND, BUILDINGS AND EQUIPMENT (net of
  accumulated depreciation and amortization
  of $5,784 and $5,626, respectively)                                         9,692                        9,622

GOODWILL AND INTANGIBLES, net                                                 1,690                        1,705

OTHER ASSETS                                                                    454                          451
                                                           -------------------------    -------------------------
                                                                            $16,556                      $16,078
                                                           =========================    =========================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $ 2,257                      $ 2,163
  Salaries and related liabilities                                              455                          561
  Taxes other than income taxes                                                 160                          141
  Income taxes                                                                   92
  Self-insurance                                                                224                          218
  Unearned income                                                                99                          112
  Merger related reserves                                                        11                           13
  Current portion of capitalized lease
    obligations                                                                  19                           20
  Current maturities of long-term debt                                          141                           62
  Other current liabilities                                                     168                          105
                                                           -------------------------    -------------------------
           TOTAL CURRENT LIABILITIES                                          3,626                        3,395

LONG-TERM DEBT                                                                5,849                        5,715

CAPITALIZED LEASE OBLIGATIONS                                                   246                          227

SELF-INSURANCE                                                                  223                          216

DEFERRED INCOME TAXES                                                           120                          116

OTHER LIABILITIES AND DEFERRED CREDITS                                          682                          715

STOCKHOLDERS' EQUITY:
  Preferred stock - $1 par value; authorized
    - 10 shares; issued - none
  Common stock - $1 par value; authorized
    - 1,200 shares; issued - 405 shares
    and 405 shares, respectively                                                405                          405
  Capital in excess of par value                                                 55                           48
  Retained earnings                                                           5,350                        5,241
                                                           -------------------------    -------------------------
                                                                              5,810                        5,694
                                                           -------------------------    -------------------------
                                                                            $16,556                      $16,078
                                                           =========================    =========================

See Notes to Consolidated Financial Statements

                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                               13 WEEKS ENDED
                                                                   -------------------------------------
                                                                           May 3,               May 4,
                                                                             2001                 2000
                                                                   ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                             $ 186                $ 179
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                                          248                  228
       Goodwill amortization                                                   14                   14
       Noncash merger-related (credits) charges                               (13)                   3
       Net loss on asset sales                                                 14                    5
       Net deferred income taxes and other                                      1                   57
       Decrease (increase) in cash surrender value
         of Company-owned life insurance                                       11                   (1)
       Changes in operating assets and liabilities:
          Receivables and prepaid expenses                                      9                   67
          Inventories                                                         (31)                 119
          Accounts payable                                                     94                   10
          Other current liabilities                                           103                 (135)
          Self-insurance                                                       13                  (24)
          Unearned income                                                     (10)                 (15)
          Other long-term liabilities                                         (36)                 (43)
                                                                   ----------------    -----------------
       Net cash provided by operating activities                              603                  464

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of proceeds from
     disposals                                                               (327)                (301)
   (Increase) decrease in other assets                                         (2)                  24
                                                                   ----------------    -----------------
       Net cash used in investing activities                                 (329)                (277)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                         604                    5
   Net commercial paper and bank line activity                               (385)                (176)
   Payments on long-term borrowings                                           (19)                (103)
   Cash dividends paid                                                        (77)                 (76)
   Stock purchases and retirements                                                                 (23)
   Proceeds from stock options exercised                                                             2
                                                                   ----------------    -----------------

       Net cash provided by (used in) financing
         activities                                                           123                 (371)
                                                                   ----------------    -----------------

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS                           397                 (184)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                    57                  245
                                                                   ----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 454                  $61
                                                                   ================    =================








See Notes to Consolidated Financial Statements

                                ALBERTSON'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in millions, except per share data)
                                   (unaudited)

Description of Business
   The Company is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.A. Albertson in 1939. Based on sales, the Company is one of the largest retail food and drug chains in the United States.

   As of May 3, 2001, the Company operated 2,535 stores in 36 Western, Midwestern, Eastern and Southern states. Retail operations are supported by 19 major Company distribution operations, strategically located in the Company's operating markets.

Basis of Presentation
   The accompanying unaudited consolidated financial statements include the results of operations, account balances and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. Such adjustments consisted only of normal recurring items. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2000 Annual Report. The results of operations for the quarter ended May 3, 2001, are not necessarily indicative of results for a full year.

   The balance sheet at February 1, 2001, has been taken from the audited consolidated financial statements at that date.

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

Inventory
   Net income reflects application of the LIFO method of valuing certain inventories, based upon estimated annual inflation ("LIFO Indices"). Albertson's recorded pretax LIFO expense of $8 and $6 respectively in the quarters ended May 3, 2001 and May 4, 2000. Actual LIFO indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Earnings Per Share (EPS)
   Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding shares reduced by the dilutive effect of stock options (2.2 million and 0.1 million potential shares outstanding for the quarters ended May 3, 2001 and May 4, 2000, respectively). Outstanding options which were excluded from the calculation as they were anti-dilutive amounted to 15.5 million and 16.7 million shares for the quarters ended May 3, 2001 and May 4, 2000, respectively.

Comprehensive Income
   Comprehensive income is net income adjusted for certain other items that are recorded directly to shareholders' equity. Comprehensive income consisted only of reported net earnings for the quarters ended May 3, 2001 and May 4, 2000. Comprehensive income equals reported net earnings, as there were no significant items of other comprehensive income.

Reclassifications
   Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Reporting Periods
   The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the fiscal year ends on the Thursday nearest to January 31 each year.

Merger-Related and Exit Costs
   Results of operations for quarter ended May 3, 2001, include a net of $11 of merger-related credits ($6 after tax). The following table presents the pre-tax (credits) and charges incurred by category of expenditure and merger-related accruals included in the Company's Consolidated Balance Sheets:


                                        ------------------- ------------------ ------------------ -------------------
                                                    Exit              Merger           Period
                                                   Costs              Charge            Costs                Total
                                        ------------------- ------------------ ------------------ -------------------
Merger related accruals at
   February 1, 2001                                 $  7                  $1              $ 5                 $ 13

Severance costs                                       (1)                                   1
Write-down of assets to net
   realizable value                                  (15)                                   1                  (14)
Integration and other costs                                                                 3                    3
                                        ------------------- ------------------ ------------------ -------------------
       Total (credits) charges                       (16)                                   5                  (11)

Cash expenditures & adjustments                       16                                   (7)                   9
                                        ------------------- ------------------ ------------------ -------------------
Merger-related accruals at
   May 3, 2001                                      $  7                  $1              $ 3                 $ 11
                                        =================== ================== ================== ===================

   The write-down of assets to net realizable value includes the expected loss on disposal of duplicate and abandoned facilities, including administrative offices, intangibles and information technology equipment which were abandoned by the Company or are being held for sale. This quarter's activity included $14 of credits associated with the reversal of previously expensed impairment charges related to the sale of the American Stores' Tower in Salt Lake City, Utah (see subsequent event footnote). The estimated fair value of assets held for sale has been determined using negotiated sales prices or independent appraisals.

   Integration costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and American Stores Company (ASC) and are being expensed as incurred. These include such costs as labor associated with system conversions and training and relocation costs.

Indebtedness
   The Company has two revolving credit agreements which provide for borrowings up to $1,650 and a committed bank line for $100. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100. As of May 3, 2001, no amounts were outstanding under these agreements.

   On May 1, 2001, the Company closed on the issuance of $600 of term notes and debentures under a shelf registration statement filed with the Securities and Exchange Commission in February 2001 (the "2001 Registration Statement"). The notes are comprised of $200 of principal bearing interest at 7.25% due May 2013 and the debentures are comprised of $400 of principal bearing interest at 8.00% due May 2031. Proceeds were used to repay amounts outstanding under the Company's commercial paper program and other general corporate purposes. Additional securities up to $2,400 of principal remain available for issuance under the Company's 2001 Registration Statement.

Supplemental Cash Flow Information
   Selected cash payments and noncash transactions were as follows:

                                                                13 Weeks Ended             13 Weeks Ended
                                                                   May 3, 2001                May 4, 2000
                                                       ------------------------    ------------------------
   Cash payments for:
     Income taxes                                                          $ 7                       $ 76
     Interest, net of amounts
       capitalized                                                          36                         56
   Noncash transactions:
     Capitalized leases incurred                                            22                         19
     Decrease (increase) in cash
       surrender value of company-owned
       life insurance                                                       11                         (1)

Capital Stock
   The Board of Directors adopted a program on April 25, 2000, authorizing, but not requiring, the Company to purchase and retire up to $500 of the Company's common stock. This program was increased by an additional $1,000 by the Board of Directors on December 6, 2000, for a total of $1,500. The revised program enables the Company to purchase stock from April 25, 2000, through December 6, 2001. During fiscal 2000, the Company purchased and retired 18.7 million shares at a total cost of $451 or an average price of $24.15 per share. No purchases were made during the quarter ended May 3, 2001.

Certain Accounting Matters
   On February 2, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended. This new standard, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this statement resulted in no transition adjustment or significant impact on financial results. The application of SFAS 133 is still evolving and further guidance from the Financial Accounting Standards Board is expected. The Company is not aware of any outstanding issues which are expected to have a significant financial statement impact.

   The Company utilizes derivative contracts, such as treasury rate locks, for hedging interest rate risk associated with issuances of debt. During the quarter ended May 3, 2001, there were no significant transactions. There were no outstanding derivative contracts at May 3, 2001.

   The FASB issued an exposure draft for Business Combinations and Intangible Assets (including goodwill and identifiable intangible assets) during February, 2001. The Company's policy for reviewing goodwill for impairment will not be significantly impacted by this exposure draft. Under the exposure draft, the impairment approach will require the Company to disaggregate and allocate goodwill to its reporting units and then record impairment of goodwill when the recorded amount of goodwill exceeds the fair value of the goodwill of that reporting unit.

   Under the Company's current accounting policies, goodwill is allocated to certain markets based on prior acquisitions. As part of normal, on-going review of performance of markets, the Company reviews long-lived assets (including goodwill) for impairment whenever events and circumstances indicate that the carrying amount of the assets may not be recoverable. For example, significant assets removed from a market would trigger a review for possible impairment based on the future expected cash flows of the remaining assets. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss. Impairments and costs incurred to close stores or markets, including lease termination costs, are recorded at the time executive management approves and commits to closing or relocating such assets.

Legal Proceedings
   On April 5, 2000, a class action complaint was filed against Albertson's as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Mario Gardner, et al.
v. American  Stores  Company,  Albertson's,  Inc.,  American Drug Stores,  Inc.,
Sav-on Drug Stores, Inc. and Lucky Stores, Inc.) seeking recovery of overtime due to plaintiffs' allegation that they were improperly classified as exempt under California law. A class action with respect to Sav-on Drug assistant managers was recently certified by the court. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of this action to have a material adverse effect on the Company's financial condition.

   On August 23, 2000, a class action complaint was filed against Jewel Food Stores, Inc., a wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc., Case No. 00L 009664) alleging milk price fixing. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of this action to have a material adverse effect on the Company's financial condition.

   An agreement has been reached, and court approval granted, to settle eight purported multi-state cases combined in the United States District Court in Boise, Idaho, which raise various issues including "off the clock" work allegations. Under the settlement agreement, current and former employees who meet eligibility criteria are in the process of presenting their claims to a settlement administrator. While the Company cannot specify the exact amount of their claims, the $37 pre-tax ($22 after-tax) charge recorded by the Company in 1999 is the Company's current estimate of the total monetary liability, including attorney fees, for all eight cases. During the first quarter of 2001 this liability was reduced by an $18 cash payment for legal expenses.

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

Subsequent Event
   On May 15, 2001, the Company closed on the sale of the American Stores' Tower in Salt Lake City, Utah. This resulted in a reversal of previously recorded impairment charges. This reversal was included with merger-related credits for the quarter ended May 3, 2001. No additional gain or loss is expected in connection with this transaction.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)

Results of Operations
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                Percent to Sales
                                                 13 weeks ended                   Percentage
                                             5-3-01           5-4-00               Increase
                                      ---------------- -----------------     ------------------

   Sales                                     100.00%          100.00%                    3.5%
   Gross profit                               28.48            27.92                     5.6
   Selling, general and
     administrative expenses                  23.97            23.72                     4.6
   Merger-related (credits)
     charges                                  (0.15)            0.02                    n.m.
   Operating profit                            4.66             4.17                    15.6
   Interest expense, net                       1.16             0.92                    29.9
   Other (expense) income                     (0.12)            0.01                    n.m.
   Earnings before
     income taxes                              3.38             3.26                     7.5
   Net earnings                                2.00             1.98                     4.4

   n.m. - not meaningful

   Sales for the quarter ended May 3, 2001, increased by 3.5% over the same quarter of the prior year. Increases in sales are primarily attributable to the continued development of new stores and identical and comparable store sales increases. Identical store sales increased 1.0% and comparable store sales, which include replacement stores, increased 1.4%. During the quarter the Company opened 25 combination food and drug stores, 1 conventional supermarket, 17 stand-alone drugstores (one of which was acquired), and 20 fuel centers, while closing 13 supermarkets and 7 drugstores. Twelve of the 20 store closures were replaced with new stores. Net retail square footage increased by 3.1% from the prior year. Management estimates that there was overall inflation in products the Company sells of approximately 1.1% (annualized). This increase is being primarily driven by the pharmacy category.

   In addition to store development, the Company has driven sales increases through a number of new initiatives. The Company is starting to see the benefits of the new organizational structure announced during fiscal year 2000. This alignment is allowing the divisions to increase their focus on the customer through marketing plans that are tailored to fit the individual market.

   The Company announced a new customer service program in March and finished the last rollout meeting in May. This program, "Service First, Second to None," puts best practices from across the Company into a brand new package and into tools the stores can use to achieve the highest standards of customer service.

   Albertson's has also increased focus on loyalty programs such as the new Associate Advantage Loyalty Card Program, and has entered a national agreement with Catalina Coupon to extend their program to all Albertson's combination food and drug stores.

   Gross profit, as a percent to sales, increased as a result of the continued utilization of Company distribution facilities and increased buying efficiencies. The merger has created buying synergies and margin improvements from the implementation of best practices across the Company. Gross profit also increased as a result of the elimination of incremental advertising costs incurred in the prior year associated with the Lucky banner change. The pre-tax LIFO charge reduced gross profit by $8 (0.08% to sales) for the 13 weeks ended May 3, 2001, as compared to $6 (0.07% to sales) for the 13 weeks ended May 4, 2000.

   Selling, general and administrative expenses as a percent to sales increased in 2001 as compared to the prior year primarily due to costs associated with the executive management change, increased energy costs, higher benefits expenses, increased depreciation expense associated with the Company's expansion program and costs associated with the development of the Company's strategic operational initiatives. The current year comparison has also been impacted by a $20 charge taken in the first quarter of the prior year for liabilities related to certain previously assigned leases and subleases to tenants who are in bankruptcy.

   The increase in net interest expense for the 13 weeks ended May 3, 2001, resulted primarily from higher average outstanding debt during the 13 weeks ended May 3, 2001, as compared to the 13 weeks ended May 4, 2000. This comparison also is impacted by a $16 interest expense reversal due to a favorable income tax settlement reported in the May 4, 2000 quarter.

Merger-Related and Exit Costs
   Results of operations for the 13 weeks ended May 3, 2001, include a net of $11 of merger-related credits ($6 after tax). This included $14 of credits associated with the reversal of previously expensed impairment charges related to the sale of the American Stores' Tower in Salt Lake City, Utah on May 15, 2001. These credits were offset by $3 of integration charges consisting primarily of incremental labor costs associated with system conversions and training and relocation costs.

   The costs of integrating the two companies have resulted in significant non-recurring charges and incremental expenses. These costs have had a significant effect on the current quarter and on the prior two years' results of operations of the Company. Non-recurring charges and expenses of implementing integration actions were originally estimated to total $700 after income tax benefits. On an after-tax basis, and subsequent to the first quarter of 1999, the Company has incurred $632 of merger-related costs. With the exception of some system conversions, the integration is substantially complete and the Company does not expect to exceed its original estimate of non-recurring charges and expenses.

Unusual Items
   During the quarter ended May 3, 2001, the Company recorded in selling, general and administrative expenses $9 of compensation related costs for the executive management changes.

   During the quarter ended May 4, 2000, a $20 charge was incurred and included in selling, general and administrative expenses for liabilities related to certain previously assigned leases and subleases to tenants who are in bankruptcy.

   Due to the significance of the merger-related (credits) and charges and other unusual items and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these (credits) and charges:

                     ----------------------------------------------------- -----------------------------------------------------
                                  13 Weeks Ended May 3, 2001                            13 Weeks Ended May 4, 2000
                     ----------------------------------------------------- -----------------------------------------------------
                                                      Without     Percent                                 Without      Percent
                                As       Adjust-      adjust-          To   As Reported      Adjust-      adjust-           To
                          Reported         ments        ments       Sales                      Ments        ments        Sales
                     ------------- ------------- ------------ ------------ ------------ ------------ ------------ --------------
Sales                       $9,331                     $9,331      100.00%       $9,013                    $9,013       100.00%
Cost of sales                6,673                      6,673       71.52         6,497         $(22)       6,475        71.84
                     ------------- ------------- ------------ ------------ ------------ ------------ ------------ --------------
Gross profit                 2,658                      2,658       28.48         2,516           22        2,538        28.16
Selling, general
 and administrative
 expense                     2,237          $(13)       2,224       23.83         2,138          (53)       2,085        23.13
Merger-related
 (credits) charges             (14)           14                                      2           (2)
                     ------------- ------------- ------------ ------------ ------------ ------------ ------------ --------------
Operating profit               435            (1)         434        4.65           376           77          453         5.03
Interest, net                 (108)                      (108)      (1.16)          (83)                      (83)       (0.92)
Other income, net              (11)                       (11)      (0.12)            1                         1          .01
                     ------------- ------------- ------------ ------------ ------------ ------------ ------------ --------------
Earnings before
 income taxes                  316            (1)         315        3.37           294           77          371         4.12
Income taxes                   130            (1)         129        1.38           115           30          145         1.61
                     ------------- ------------- ------------ ------------ ------------ ------------ ------------ --------------
Net Earnings                $  186          $          $  186        1.99%       $  179         $ 47       $  226         2.50%
                     ============= ============= ============ ============ ============ ============ ============ ==============


Liquidity and Capital Resources
   Cash provided by operating activities during the first quarter of 2001 increased to $603, compared to $464 in the prior year. The primary driver of this increase relates to the timing of payments for taxes and interest included in other current liabilities. The implementation of the strategic imperative to maximize return on invested capital (see operational initiatives) is also expected to enhance working capital by eliminating unproductive assets, reducing inventory and accounts receivable levels and increasing accounts payable leverage. These improvements are expected to reduce the cash requirements of the business.

   The Company's cash flow from financing activities during the quarter ended May 3, 2001 include net cash proceeds from debt of $200 and the payment of dividends of $77. The increase in cash flow from debt is attributed to the $600 issuance on May 1, 2001. Due to the timing of this transaction, the Company was not able to fully apply these proceeds to pay down commercial paper balances at quarter end. Debt, net of cash, as of May 3, 2001 decreased by $166 from February 1, 2001.

   The Board of Directors adopted a program on April 25, 2000, authorizing, but not requiring, the Company to purchase and retire up to $500 of the Company's common stock. This program was increased by an additional $1,000 by the Board of Directors on December 6, 2000, for a total of $1,500. The revised program enables the Company to purchase stock from April 25, 2000, through December 6, 2001. No purchases were made during the current quarter. As of the quarter ended May 3, 2001, the Company has purchased and retired 18.7 million shares at a total cost of $451 or an average price of $24.15 per share.

   The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. The Company had $768 of commercial paper borrowings outstanding at May 3, 2001, compared to $1,453 outstanding as of May 4, 2000.

   The Company has two revolving credit agreements which provide for borrowings up to $1,650 and a committed bank line of $100. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth (CTNW), as defined, of at least $2,100. At the end of first quarter 2001, CTNW, as defined, was approximately $4,100. As of May 3, 2001, no amounts were outstanding under the credit facilities or bank line.

   On May 1, 2001, the Company closed on the issuance of $600 of term notes and debentures under a shelf registration statement filed with the Securities and Exchange Commission in February 2001 (the "2001 Registration Statement"). The notes are comprised of $200 of principal bearing interest at 7.25% due May 2013 and the debentures are comprised of $400 of principal bearing interest at 8.00% due May 2031. Proceeds were used to repay amounts outstanding under the Company's commercial paper program and other general corporate purposes. Additional securities up to $2,400 of principal remain available for issuance under the Company's 2001 Registration Statement.

Certain Accounting Matters
   On February 2, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. The initial adoption of this standard resulted in no transition adjustment or significant impact on financial results. However, the application of SFAS No. 133 is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected through the Derivative Implementation Group (DIG). As the DIG issues tentative guidance, they are subject to a comment period, after which time the FASB will either change or approve the guidance for implementation. The Company continues to monitor these developments and is not aware of any outstanding issues which are expected to have a significant financial statement impact.

   The Company utilizes derivative contracts, such as treasury rate locks, for hedging interest rate risk associated with issuances of debt. During the quarter ended May 3, 2001, there were no significant transactions. There were no outstanding derivative contracts at May 3, 2001.

   The FASB issued an exposure draft for Business Combinations and Intangible Assets (including goodwill and identifiable intangible assets) during February, 2001. This exposure draft addresses the elimination of the pooling-of-interests method of accounting, the requirement to no longer amortize purchased goodwill or indefinite life intangibles, and the process for reviewing such assets for impairment. The Company's identifiable intangible assets are not significant for purposes of evaluating this exposure draft. The scheduled release of this standard on July 1, 2001, would require adoption by the Company in the first quarter of 2002. This exposure draft is not final and may change before the standard is adopted.

   Under the current exposure draft, the Company's goodwill would no longer be amortized. Instead, it would be reviewed for impairment and expensed only in the periods in which the recorded value of goodwill is more than its implied fair value. Goodwill amortization impacted the basic and diluted per share amount for the first quarter by $0.04 in both 2001 and 2000, respectively.

Operational Initiatives
   The Company is implementing five strategic imperatives with the goal of achieving the Company's full potential.

   1) Aggressive cost and process control is being implemented with each main category of expense, including labor, to be rigorously monitored by a member of executive management.

   2) A formal process to review and measure investments, starting with a review of significant assets in the Company and using a return on invested capital approach, will be implemented. Once complete, this analysis is expected to allow the Company to address assets that are not adding value.

   3) A customer-focused approach to growth is being implemented by examining elements of the customer proposition. The Company plans to re-direct non-value added dollars saved from the expense and process control programs back into the marketplace in order to impact customers and drive growth.

   4) The Company plans to commit a greater share of its capital expenditures to information and process technology over the next three to five years with the goal of becoming a leader.

   5) The Company will strive to make Albertson's an employer of choice with less bureaucracy, fewer layers of management, stronger communication, better training programs and exciting new reward programs.

Environmental
   The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and ground water contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). The Company conducts an ongoing program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition of the Company. Charges against earnings for environmental remediation were not material for the 13 weeks ended May 3, 2001, or the 13 weeks ended May 4, 2000.

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

   Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), labor negotiations, the cost and stability of energy sources, the Company's ability to recruit and develop employees, its ability to develop new stores or complete remodels as rapidly as planned, its ability to implement new technology successfully, stability of product costs, the Company's ability to integrate the operations of acquired or merged companies, and the Company's ability to achieve its five strategic imperatives.

   Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

Quantitative and Qualitative Disclosures About Market Risk
   There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 27 and 28 of the Company's 2000 Annual Report to Stockholders.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
   The information required under this item is included in the Notes to Consolidated Financial Statements under the caption "Legal Proceedings" on page 9 of Part I, Financial Information of this Report on Form 10-Q. This information is incorporated herein by this reference thereto.

Item 2.  Changes in Securities
   In accordance with the Company's $1,650 revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $2,100.

Item 3.  Defaults upon Senior Securities
   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
   Not applicable.

Item 5.  Other Information
   On May 22, 2001, A. Craig Olson, Executive Vice President and Chief Financial Officer, announced his resignation. A search for a new chief financial officer has been launched. In the interim, Richard J. Navarro, Senior Vice President, Controller, has been named Acting Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K
   a. Exhibits

                  None

   b. The following reports on Form 8-K were filed during the quarter ended May 3, 2001:

         Current Report on Form 8-K dated April 26, 2001, reporting the issuance of $200,000,000 aggregate principal amount of 7.25% senior notes due 2013 and $400,000,000 aggregate principal amount of 8.0% senior debentures due 2031.

         Current Report on Form 8-K dated April 26, 2001, announcing the appointment of Lawrence R. Johnston as a Class I Director, Chairman of the Board and Chief Executive Officer for Albertson's, Inc.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ALBERTSON'S, INC.
                                  ---------------------------------------------
                                                  (Registrant)



Date:    June 12, 2001            /S/ Richard J. Navarro
                                  ---------------------------------------------
                                  Richard J. Navarro
                                  Senior Vice President, Controller and
                                    Acting Chief Financial Officer