Form 10-Q
period 2001-08-02
ALBERTSONS INC /DE/
filed 2001-09-13
CIK 3333

FORM 10-Q






                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For 26 Weeks Ended: August 2, 2001            Commission File Number: 1-6187



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

     Number of Registrant's $1.00 par value
     common shares outstanding at September 5, 2001: 406,074,539

                                                                       FORM 10-Q


                          PART I. FINANCIAL INFORMATION

                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                       (in millions except per share data)
                                   (unaudited)

                                                            13 WEEKS ENDED                          26 WEEKS ENDED
                                                   ----------------------------------    --------------------------------------
                                                        August 2,         August 3,             August 2,           August 3,
                                                             2001              2000                  2001                2000
                                                   ---------------- -----------------    ------------------ -------------------

Sales                                                      $9,577            $9,214               $18,908             $18,227
Cost of sales                                               6,862             6,572                13,535              13,069
                                                   ---------------- -----------------    ------------------ -------------------
Gross profit                                                2,715             2,642                 5,373               5,158

Selling, general and administrative expenses                2,341             2,222                 4,578               4,360
Restructuring charges and other                               510                                     510
Merger-related (credits) charges                               (1)               (1)                  (15)                  1
                                                   ---------------- -----------------    ------------------ -------------------
Operating (loss) profit                                      (135)              421                   300                 797

Other (expense) income:
  Interest, net                                              (111)              (99)                 (219)               (182)
  Other, net                                                   (1)                3                   (12)                  4
                                                   ---------------- -----------------    ------------------ -------------------
(Loss) earnings before income taxes                          (247)              325                    69                 619
Income tax (benefit)expense                                   (96)              131                    34                 246
                                                   ---------------- -----------------    ------------------ -------------------

NET (LOSS) EARNINGS                                        $ (151)           $  194               $    35             $   373
                                                   ================ =================    ================== ===================

(LOSS) EARNINGS PER SHARE:
  Basic                                                    $(0.37)           $ 0.46                $ 0.09              $ 0.88
  Diluted                                                   (0.37)             0.46                  0.09                0.88

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
  Basic                                                       406               423                   406                 423
  Diluted                                                     406               423                   408                 423






















See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q


                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                    August 2, 2001             February 1,
                                                                                       (unaudited)                    2001
                                                                              ---------------------     -------------------
                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                               $   140                 $    57
   Accounts and notes receivable                                                               540                     547
   Inventories                                                                               3,236                   3,364
   Prepaid expenses                                                                             94                     155
   Property held for sale                                                                      257                      71
   Deferred income taxes                                                                       256                      70
   Refundable income taxes                                                                      70                      36
                                                                              ----------------------     -------------------
                TOTAL CURRENT ASSETS                                                         4,593                   4,300

LAND, BUILDINGS AND EQUIPMENT (net of accumulated depreciation and
  amortization of $5,496 and $5,626, respectively)                                           9,212                   9,622

GOODWILL AND INTANGIBLES, net                                                                1,628                   1,705

OTHER ASSETS                                                                                   444                     451
                                                                              ----------------------     -------------------
                                                                                           $15,877                 $16,078
                                                                              ======================     ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                        $ 2,132                 $ 2,163
   Salaries and related liabilities                                                            515                     561
   Taxes other than income taxes                                                               189                     141
   Self-insurance                                                                              232                     218
   Unearned income                                                                              89                     112
   Merger related reserves                                                                       4                      13
   Restructuring reserves                                                                       83
   Current portion of capitalized lease obligations                                             19                      20
   Current maturities of long-term debt                                                        120                      62
   Other current liabilities                                                                   170                     105
                                                                              ----------------------     -------------------
                TOTAL CURRENT LIABILITIES                                                    3,553                   3,395

LONG-TERM DEBT                                                                               5,492                   5,715

CAPITALIZED LEASE OBLIGATIONS                                                                  244                     227

SELF-INSURANCE                                                                                 232                     216

DEFERRED INCOME TAXES                                                                           92                     116

OTHER LIABILITIES AND DEFERRED CREDITS                                                         661                     715

STOCKHOLDERS' EQUITY:
   Preferred stock - $1.00 par value; authorized - 10 shares; issued - none
   Common stock - $1.00 par value; authorized - 1,200 shares; issued -
     406 shares and 405 shares, respectively                                                   406                     405
   Capital in excess of par value                                                               75                      48
   Retained earnings                                                                         5,122                   5,241
                                                                              ----------------------     -------------------
                                                                                             5,603                   5,694
                                                                              ----------------------     -------------------
                                                                                           $15,877                 $16,078
                                                                              ======================     ===================



See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q


                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                              26 WEEKS ENDED
                                                                              -----------------------------------------------
                                                                                       August 2,                  August 3,
                                                                                            2001                       2000
                                                                              --------------------       --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                          $    35                    $   373
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                         495                        458
       Goodwill amortization                                                                  28                         28
       Noncash merger-related (credits) charges                                              (13)                         3
       Noncash restructuring charges and other                                               454
       Net loss on asset sales                                                                12                          8
       Net deferred income taxes and other                                                  (199)                        37
       Decrease (increase) in cash surrender value of Company-owned life
         insurance                                                                            13                         (4)
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses                                                     93                        108
         Inventories                                                                          80                        359
         Accounts payable                                                                    (31)                        58
         Other current liabilities                                                            85                       (130)
         Self-insurance                                                                       30                        (11)
         Unearned income                                                                     (26)                       (20)
         Other long-term liabilities                                                         (49)                       (24)
                                                                              --------------------       --------------------
   Net cash provided by operating activities                                               1,007                      1,243

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of proceeds from disposals                                     (708)                      (708)
   Decrease in other assets                                                                   80                         17
                                                                              --------------------       --------------------
   Net cash used in investing activities                                                    (628)                      (691)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                        613                        515
   Payments on long-term borrowings                                                          (27)                      (345)
   Net commercial paper and bank line activity                                              (743)                      (601)
   Proceeds from stock options exercised                                                      15                          5
   Cash dividends paid                                                                      (154)                      (156)
   Stock purchased and retired                                                                                          (95)
                                                                              --------------------       --------------------
   Net cash used in financing activities                                                    (296)                      (677)
                                                                              --------------------       --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          83                       (125)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              57                        245
                                                                              --------------------       --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   140                    $   120
                                                                              ====================       ====================








See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q


                                ALBERTSON'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in millions, except per share data)
                                   (unaudited)

Description of Business
   Albertson's, Inc. (the Company) is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.A. Albertson in 1939. Based on sales, the Company is one of the world's largest food and drug retailers.

   As of August 2, 2001, the Company operated 2,540 stores in 36 Western, Midwestern, Eastern and Southern states. Retail operations are supported by 19 major Company distribution operations, strategically located in the Company's operating markets.

Basis of  Presentation
   The accompanying unaudited consolidated financial statements include the results of operations, account balances and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2000 Annual Report. The results of operations for the 26 weeks ended August 2, 2001, are not necessarily indicative of results for a full year.

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

Inventory
   Net income reflects application of the LIFO method of valuing certain inventories, based upon estimated annual inflation ("LIFO Indices"). Albertson's recorded pretax LIFO expense of $15 and $12 for the 26 weeks ended August 2, 2001, and August 3, 2000, respectively. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

                                                                       FORM 10-Q


Earnings Per Share ("EPS")
   Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding shares reduced by the dilutive effect of stock options. As a result of the net loss, 2 million shares were antidilutive and accordingly were not included in the diluted EPS calculation for the 13 weeks ended August 2, 2001. Incremental shares of 2 million were used in the calculation of diluted EPS for the 26 week period ended August 2, 2001.

   Stock options to purchase 15.4 million and 8.9 million shares of common stock for the 13 week periods and 15.4 million and 9.7 million shares of common stock for the 26 week periods ended August 2, 2001 and August 3, 2000, respectively, were outstanding but not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

Comprehensive Income
   Comprehensive income is net income adjusted for certain other items that are recorded directly to stockholders' equity. Comprehensive income consisted only of reported net (loss) earnings for the periods ended August 2, 2001, and August 3, 2000, as there were no significant items of other comprehensive income.

Reclassifications
   Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Reporting Periods
   The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the fiscal year ends on the Thursday nearest to January 31 each year.

Goodwill
   Under the Company's current accounting policies, goodwill is allocated to certain markets based on prior acquisitions. As part of normal, on-going review of performance of markets, the Company reviews long-lived assets (including goodwill) for impairment whenever events and circumstances indicate that the carrying amount of the assets may not be recoverable. For example, significant assets removed from a market would trigger a review for possible impairment based on the future expected cash flows of the remaining assets. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss. Impairments and costs incurred to close stores or markets, including lease termination costs, are recorded at the time executive management approves and commits to closing or relocating such assets.

                                                                       FORM 10-Q


Restructuring
   On July 17, 2001, the Company's Board of Directors approved a restructuring plan designed to improve future financial results and to drive future competitiveness. The plan includes certain exit costs and employee termination benefits, as described below, that will be incurred within approximately one year of the board approval date.

     Action                                                        Status

     Reduction in administrative and corporate overhead            In Progress

     Closing of 165 underperforming retail stores                  In Progress

     Consolidation and elimination of four division offices        Completed

     Process streamlining                                          In Progress


   As a result of the restructuring plan, the Company recorded a pre-tax charge of $510 ($307 after tax or $0.75 per diluted share). The following table presents the pre-tax charge incurred by category of expenditure and related restructuring reserve accruals included in the Company's Consolidated Balance
Sheets:

                               --------------- ------------------ ------------------- ---------- ----------
                                     Employee                                  Lease
                                    Severance              Asset         Termination
                                        Costs        Impairments               Costs      Other      Total
                               --------------- ------------------ ------------------- ---------- ----------
Additions                                $ 44               $425                $ 36        $ 5       $510
Utilization                                 1                425                   1                   427
                               --------------- ------------------ ------------------- ---------- ----------
Balance at August 2, 2001                $ 43               $                   $ 35        $ 5       $ 83
                               =============== ================== =================== ========== ==========

   Employee severance costs consist of severance pay, health care continuation costs, and outplacement service costs for employees who participated in the Company's Voluntary Separation Plan and for employees who were terminated or notified of termination under the Company's Involuntary Severance Plan. In accordance with the restructuring plan, 1,341 managerial and administrative jobs above store level have been identified for termination in future periods.

   As part of the Company's restructuring plan, all stores were reviewed utilizing a methodology based on return on invested capital. Based on this review, the Company identified and committed to close and dispose 165 underperforming stores in 25 states. All stores identified for closure were evaluated for asset impairment by comparing the fair value, less selling cost, to the recorded book value. Fair value used in the impairment calculation was based on third party offers or market value for comparable properties. For stores under operating lease agreements, the present values of any remaining liability under the lease, net of sublease recoveries, or lease termination costs were expensed.

   Assets to be disposed of include land, buildings, equipment, and leasehold improvements for stores and division offices that were included in the restructuring discussed above. These assets are recorded at their estimated fair value, less selling costs, and reported as property held for sale in the Company's Consolidated Balance Sheets.

   Other costs include various expenses related to the Company's decision to exit certain insignificant businesses and the consolidation of the division offices.

                                                                       FORM 10-Q


Closed Store Reserves
   When executive management approves and commits to closing or relocating a store, the remaining investment in land, building, leasehold, and equipment is reviewed for impairment and the difference between book value and fair market value, less selling costs, is expensed. For properties under operating lease agreements, the present value of any remaining liability under the lease, net of expected sublease recovery, is expensed. The following table shows the pretax expense, and related reserves, for closed stores and other surplus property:

                                       --------------------- ---------------------- --------------------
                                                    Lease                  Asset
                                              Liabilities            Impairments                Total
                                       --------------------- ---------------------- --------------------
Balance at February 1, 2001                           $22                   $                    $ 22

    Additions                                           3                      8                   11
    Adjustments - first quarter                         3                     (4)                  (1)
    Adjustments - second quarter                       22                     26                   48
    Utilization                                        (4)                   (30)                 (34)
                                       --------------------- ---------------------- --------------------
Balance at August 2, 2001                             $46                   $                    $ 46
                                       ===================== ====================== ====================

   The restructuring plan included actions to accelerate the disposal of surplus property. This involves terminating leases through negotiated buyouts and selling owned properties through auctions. The $48 pre-tax adjustments recorded during the second quarter are the additional charges expected to be incurred as a result of these actions. This charge is included in selling, general and administrative expenses in the Company's Consolidated Earnings. $39 of the reserve balance as of August 2, 2001, is included with accounts payable and the remaining $7 is included with other liabilities and deferred credits in the Company's Consolidated Balance Sheets. The related assets are recorded at their estimated fair value, less selling costs, and reported as property held for sale in the Company's Consolidated Balance Sheets.

Merger Related and Exit Costs
   As a result of the Company's merger with American Stores Company, results of operations for the 26 weeks ended August 2, 2001, include a net of $10 of merger-related credits ($6 after tax). The following table presents the pre-tax (credits) charges incurred by category of expenditure and merger-related accruals included in the Company's Consolidated Balance Sheets:

                                              ------------------ ---------------- ------------------- -----------
                                                         Asset                         Integration
                                                   Impairments        Severance          And Other        Total
                                              ------------------ ---------------- ------------------- -----------
Balance at February 1, 2001                              $                $ 11                $ 2         $ 13

Additions                                                                    2                  3            5
Adjustments                                               (15)                                             (15)
Utilization                                                15               (9)                (5)           1
                                              ------------------ ---------------- ------------------- -----------
Balance at August 2, 2001                                $                $  4                $           $  4
                                              ================== ================ =================== ===========

   Asset impairments include the loss on disposal of duplicate and abandoned facilities, including administrative offices, intangibles and information technology equipment which were abandoned by the Company. Operations for the 26 weeks ended August 2, 2001, included $15 of credits associated with the reversal of previous impairment charges related to the sale of the American Stores' Tower in Salt Lake City, Utah. The Company closed on the sale of this property on May 15, 2001, thus completing the asset dispositions resulting from the merger.

                                                                       FORM 10-Q

   Severance consists of retention costs for certain individuals and termination benefit liabilities for individuals who have already been terminated.

   Integration and other costs consist primarily of incremental transition and integration costs associated with integrating the operations of Albertson's and American Stores Company and are being expensed as incurred. These include such costs as labor associated with system conversions and training and relocation costs.

Indebtedness
   The Company has two revolving credit agreements which provide for borrowings up to $1,650 and a committed bank line for $100. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100. As of August 2, 2001, no amounts were outstanding under these agreements.

   On May 1, 2001, the Company issued $600 of term notes and debentures under a shelf registration statement filed with the Securities and Exchange Commission in February 2001 (the "2001 Registration Statement"). The notes are comprised of $200 of principal bearing interest at 7.25% due May 2013 and the debentures are comprised of $400 of principal bearing interest at 8.00% due May 2031. Proceeds were used to repay amounts outstanding under the Company's commercial paper program and other general corporate purposes. Additional securities up to $2,400 of principal remain available for issuance under the Company's 2001 Registration Statement.

Supplemental Cash Flow Information
   Selected cash payments and noncash activities were as follows:

                                                                       26 Weeks Ended             26 Weeks Ended
                                                                       August 2, 2001             August 3, 2000
                                                                ------------------------    ------------------------
   Cash payments for:
      Income taxes                                                               $278                       $266
      Interest, net of amounts capitalized                                        140                        182
   Noncash transactions:
      Capitalized leases incurred                                                  25                         28
      Decrease (increase) in cash surrender value of
         Company-owned life insurance                                              13                         (4)

Capital Stock
   The Board of Directors adopted a program on April 25, 2000, authorizing, but not requiring, the Company to purchase and retire up to $500 of the Company's common stock. This program was increased by an additional $1,000 by the Board of Directors on December 6, 2000, for a total of $1,500. The revised program enables the Company to purchase stock through December 6, 2001. During fiscal 2000, the Company purchased and retired 18.7 million shares at a total cost of $451, or an average price of $24.15 per share, under this authorization. No purchases were made during the 26 weeks ended August 2, 2001.

                                                                       FORM 10-Q


Certain Accounting Matters
   In June 2001, the Financial Accounting Standard Board issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the 26 weeks ended August 2, 2001, was $28, or $0.07 per diluted share.

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

   The Company utilizes derivative contracts, such as treasury rate locks, for hedging interest rate risk associated with issuances of debt. During the quarter ended August 2, 2001, there were no transactions. There were no outstanding derivative contracts as of August 2, 2001.

Legal Proceedings
   On April 5, 2000, a class action complaint was filed against Albertson's as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Mario Gardner, et al.
v. American  Stores  Company,  Albertson's,  Inc.,  American Drug Stores,  Inc.,
Sav-on Drug Stores, Inc. and Lucky Stores, Inc.) seeking recovery of overtime due to plaintiffs' allegation that they were improperly classified as exempt under California law. A class action with respect to Sav-on Drug assistant managers was certified by the court. A case with very similar claims, also involving the assistant drug managers and operating managers, was filed against the Company's subsidiary Sav-on Drug Stores, Inc. in Los Angeles Superior Court (Rocher, Dahlein et. al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. The Company has strong defenses against these lawsuits, and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial condition.

                                                                       FORM 10-Q

   On August 23, 2000, a class action complaint was filed against Jewel Food Stores, Inc., a wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Finer Foods, Inc., Case No. 00L 009664) alleging milk price fixing. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of this action to have a material adverse effect on the Company's financial condition.

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

                                                                       FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)


Results of Operations - Second Quarter
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                             Percent to Sales               Percentage
                                                              13 weeks ended                 Increase
                                                         8-2-01            8-3-00           (Decrease)
                                                  ---------------- -----------------    ------------------

    Sales                                                100.00%           100.00%                 3.9%
    Gross profit                                          28.36             28.67                 (2.8)
    Selling, general and administrative expenses          24.45             24.11                  5.4
    Restructuring charges and other                        5.33                                    n.m.
    Operating (loss) profit                               (1.41)             4.57                  n.m.
    Interest expense, net                                 (1.16)            (1.07)                12.9
    (Loss) earnings before income taxes                   (2.58)             3.53                  n.m.
    Net (loss) earnings                                   (1.58)             2.11                  n.m.

    n.m. - not meaningful

   Sales for the quarter ended August 2, 2001, increased by 3.9% over the same quarter of the prior year. Increases in sales are primarily attributable to the continued development of new stores and identical and comparable store sales increases. Identical store sales increased 1.5% and comparable store sales, which include replacement stores, increased 1.9%. During the quarter the Company opened 14 combination food and drug stores and 13 stand alone drugstores, while closing 5 combination food and drug stores, 5 conventional stores, 3 warehouse stores and 9 drugstores. Net retail square footage increased by 3.0% from the prior year. Management estimates that there was overall inflation in products the Company sells of approximately 1.0% (annualized). This increase is being primarily driven by pharmacy products.

   During fiscal year 2000, the Company changed the alignment of the marketing organizational structure. Benefits continue to be realized from this change as the promotion and merchandising is tailored to fit individual markets. The Company-wide "Focus on Fresh", has become a principal marketing target for this year and has created a new level of satisfaction for shoppers who enter our supermarkets.

   The Company announced a new customer service program in March and finished the last rollout meeting in May. This program, "Service First, Second to None," puts best practices from across the Company into a brand new package and into tools the stores can use to achieve the highest standards of customer service.

   Albertson's has also increased focus on loyalty programs such as the new Associate Advantage Loyalty Card Program, and has entered a national agreement with Catalina Marketing Corporation to extend their program to all Albertson's combination food and drug stores.

                                                                       FORM 10-Q

   Gross profit, as a percent to sales, decreased as a result of the Company's initiative to drive sales through more aggressive promotional pricing. The continued utilization of Company distribution facilities and increased buying efficiencies partially offset this decrease. The pre-tax LIFO charge reduced gross profit by $7 (0.08% to sales) for the 13 weeks ended August 2, 2001, as compared to $6 (0.07% to sales) for the 13 weeks ended August 3, 2000.

   Selling, general and administrative (SG&A) expenses, as a percent to sales, increased in 2001 as compared to the prior year primarily due to costs associated with asset impairments and lease terminations related to the acceleration of the disposal of surplus property (refer to "Restructuring Plan" below). SG&A for the 13 weeks ended August 2, 2001, included $1 of merger-related costs as compared to $26 for the 13 weeks ended August 3, 2000. Increases in other components of SG&A, such as energy costs, health and welfare benefits, and depreciation expense associated with the Company's expansion program, were offset by lower labor, maintenance, supplies and travel costs.

   The increase in net interest expense for the 13 weeks ended August 2, 2001, resulted primarily from higher average outstanding debt during the 13 weeks ended August 2, 2001, as compared to the 13 weeks ended August 3, 2000.

Restructuring Plan
   On July 17, 2001, the Company's Board of Directors approved a restructuring plan designed to improve future financial results and to drive future competitiveness. Major components of the plan include the closure of 165 underperforming retail stores, the reduction in administrative and corporate overhead, consolidating and eliminating four division offices and the acceleration of the disposal of surplus property. In accordance with the plan, the Company recorded a pre-tax restructuring charge of $510 to cover employee severance costs, asset impairments and lease terminations. In addition to the restructuring charge, the Company also recorded (in selling, general and administrative expenses) pre-tax costs of $48 for asset impairments and lease terminations associated with the accelerated disposal of surplus property. These combined actions reduced operating profit for the 13 weeks ended August 2, 2001, by $558 and net earnings by $335.

   The Company expects to incur additional pre-tax charges of approximately $35 in future periods for certain actions related to the restructuring plan that have not yet been implemented.

                                                                       FORM 10-Q


   Due to the significance of the costs associated with the restructuring plan and merger-related costs and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these costs:

                                --------------------------------------------- ---------------------------------------------
                                         13 Weeks Ended August 2, 2001                13 Weeks Ended August 3, 2000
                                --------------------------------------------- ---------------------------------------------
                                                           Without    Percent                          Without      Percent
                                         As     Adjust-    adjust-         To         As    Adjust-    adjust-           To
                                   Reported       ments      Ments      Sales   Reported      Ments      Ments        Sales
                                ----------- ----------- ---------- ---------- ---------- ---------- ---------- ------------
Sales                                $9,577       $         $9,577     100.00%    $9,214       $       $ 9,214       100.00%
Cost of sales                         6,862                  6,862      71.64      6,572         (1)     6,571        71.32
                                ----------- ----------- ---------- ---------- ---------- ---------- ---------- ------------
Gross profit                          2,715                  2,715      28.36      2,642          1      2,643        28.68
Selling, general and
 administrative expenses              2,341         (50)     2,291      23.93      2,222        (26)     2,196        23.84
Restructuring charges and
 other                                  510        (510)
Merger-related (credits)
 charges                                 (1)          1                               (1)         1
                                ----------- ----------- ---------- ---------- ---------- ---------- ---------- ------------
Operating (loss) profit                (135)        559        424       4.43        421         26        447         4.84
Interest, net                          (111)                  (111)     (1.16)       (99)                  (99)       (1.07)
Other (expense) income, net              (1)                    (1)     (0.01)         3                     3          .03
                                ----------- ----------- ---------- ---------- ---------- ---------- ---------- ------------
(Loss) earnings before income
 taxes                                 (247)        559        312       3.26        325         26        351         3.81
Income tax (benefit) expense            (96)        224        128       1.34        131          9        140         1.52
                                ----------- ----------- ---------- ---------- ---------- ---------- ---------- ------------
Net (loss) earnings                  $ (151)      $ 335     $  184       1.92%    $  194       $ 17       $211         2.29%
                                =========== =========== ========== ========== ========== ========== ========== ============

(Loss) earnings per share:
   Basic                             $(0.37)      $0.82      $0.45                 $0.46      $0.04      $0.50
   Diluted                            (0.37)       0.82       0.45                  0.46       0.04       0.50

                                                                       FORM 10-Q


Results of Operations - Year-to-Date
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                     Percent to Sales                Percentage
                                                      26 weeks ended                  Increase
                                                  8-2-01           8-3-00            (Decrease)
                                             ---------------- -----------------   ------------------

   Sales                                          100.00%          100.00%                 3.7%
   Gross profit                                    28.42            28.30                  4.2
   Selling, general and administrative
      expenses                                     24.21            23.92                  5.0
   Restructuring charges and other                  2.70                                   n.m.
   Merger-related (credits) charges                (0.08)            0.01                  n.m.
   Operating profit                                 1.59             4.37                (62.3)
   Interest expense, net                           (1.16)           (1.00)                20.7
   Earnings before income taxes                     0.36             3.40                (88.9)
   Net earnings                                     0.18             2.05                (90.7)

   n.m. - not meaningful

   Sales for the 26 weeks ended August 2, 2001, increased by 3.7% over the same period of the prior year. Identical store sales increased 1.2% and comparable store sales, which include replacement stores, increased 1.6%. During the 26 weeks ended August 2, 2001, the Company opened 39 combination food and drug stores, 1 conventional store and 30 stand alone drugstores, while closing 12 combination food and drug stores, 10 conventional stores, 4 warehouse stores and 16 drugstores. The new stores include 7 stores that were acquired in three separate transactions. Net retail square footage increased by 3.0% from the prior year. Management estimates that there was overall inflation in products the Company sells of approximately 1.0% (annualized).

   Sales results for the 26 weeks ended August 2, 2001, were the results of trends and programs similar to those experienced for the 13 weeks ended August 2, 2001, which are discussed in Results of Operations - Second Quarter.

   Gross profit, as a percent to sales, increased as a result of the continued utilization of Company distribution facilities, increased buying efficiencies, and lower advertising costs due to the elimination of incremental advertising costs incurred in the prior year associated with the Lucky banner change. Gross margin increases were partially offset by the Company's initiative to drive sales through more aggressive promotional pricing. The pre-tax LIFO charge reduced gross profit by $15 (0.08% to sales) for the 26 weeks ended August 2, 2001, as compared to $12 (0.07% to sales) for the 26 weeks ended August 3, 2000.

                                                                       FORM 10-Q


   Selling, general and administrative (SG&A) expenses, as a percent to sales, increased in 2001 as compared to the prior year primarily due to costs associated with asset impairments and lease terminations related to the acceleration of the disposal of surplus property (refer to "Restructuring Plan" below). Increases in other components of SG&A, such as energy costs, health and welfare benefits, and depreciation expense associated with the Company's expansion program, were offset by lower labor, maintenance, supplies and travel costs. In addition, the increase was partially offset by a $20 charge recorded during first quarter 2000 for certain previously assigned leases and subleases to tenants who were in bankruptcy.

   The increase in net interest expense for the 26 weeks ended August 2, 2001, resulted primarily from higher average outstanding debt during the 26 weeks ended August 2, 2001, as compared to the 26 weeks ended August 3, 2000. This comparison also is impacted by a $16 interest expense reversal due to a favorable income tax settlement recorded in the first quarter of 2000.

Restructuring Plan
   Refer to "Restructuring Plan" included with Results of Operations - Second Quarter.

Merger-Related and Exit Costs
   Results of operations for the 26 weeks ended August 2, 2001, include a net of $10 of merger related credits ($6 after tax).

   The merger-related costs of integrating Albertson's, Inc. and American Stores Company have resulted in significant non-recurring charges and incremental expenses. These costs have had a significant effect on the prior two years' results of operations of the Company. Non-recurring charges and expenses of implementing integration actions were originally estimated to total $700 after income tax benefits. On an after-tax basis, and subsequent to the first quarter of 1999, the Company has incurred $633 of merger-related costs. With the exception of some system conversions, the integration is substantially complete and the Company does not expect to incur significant additional charges related to the merger.

Unusual Items
   During the quarter ended May 3, 2001, the Company recorded (in selling, general and administrative expenses) $9 of compensation related costs for the executive management changes.

   During the quarter ended May 4, 2000, a $20 charge was incurred and included in selling, general and administrative expenses for liabilities related to certain previously assigned leases and subleases to tenants who are in bankruptcy.

                                                                       FORM 10-Q


   Due to the significance of the costs associated with the restructuring plan and merger-related costs and other unusual items and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these costs:

                                --------------------------------------------- ---------------------------------------------
                                         26 Weeks Ended August 2, 2001                26 Weeks Ended August 3, 2000
                                --------------------------------------------- ---------------------------------------------
                                                           Without    Percent                          Without      Percent
                                         As     Adjust-    adjust-         To         As    Adjust-    adjust-           To
                                   Reported       ments      Ments      Sales   Reported      Ments      Ments        Sales
                                ----------- ----------- ---------- ---------- ---------- ---------- ---------- ------------
Sales                               $18,908                $18,908     100.00%   $18,227               $18,227       100.00%
Cost of sales                        13,535                 13,535      71.58     13,069      $ (23)    13,046        71.57
                                ----------- ----------- ---------- ---------- ---------- ---------- ---------- ------------
Gross profit                          5,373                  5,373      28.42      5,158         23      5,181        28.43
Selling, general and
 administrative expenses              4,578        $(63)     4,515      23.88      4,360        (79)     4,281        23.49
Restructuring charges and
 other                                  510        (510)
Merger-related (credits)
 charges                                (15)         15                                1         (1)
                                ----------- ----------- ---------- ---------- ---------- ---------- ---------- ------------
Operating profit                        300         558        858       4.54        797        103        900         4.94
Interest, net                          (219)                  (219)     (1.16)      (182)                 (182)       (1.00)
Other (expense) income, net             (12)                   (12)     (0.06)         4                     4          .02
                                ----------- ----------- ---------- ---------- ---------- ---------- ---------- ------------
Earnings before income taxes             69         558        627       3.31        619        103        722         3.96
Income taxes                             34         223        257       1.36        246         39        285         1.56
                                ----------- ----------- ---------- ---------- ---------- ---------- ---------- ------------
Net Earnings                        $    35        $335    $   370       1.96%   $   373      $  64    $   437         2.40%
                                =========== =========== ========== ========== ========== ========== ========== ============

Earnings per share:
   Basic                              $0.09       $0.82      $0.91                 $0.88      $0.15      $1.03
   Diluted                             0.09        0.82       0.91                  0.88       0.15       1.03

                                                                       FORM 10-Q


Liquidity and Capital Resources
   Cash provided by operating activities during the 26 weeks ended August 2, 2001 was $1,007 as compared to $1,243 in the prior year. Net loss adjusted for noncash charges, changes in deferred income taxes and changes in income taxes payable for the 26 weeks ended August 2, 2001, was $243 as compared to $348 in the prior year. In addition, less cash was generated from the reduction of inventory levels in the current year as compared to the prior year.

   The implementation of the strategic imperative to maximize return on invested capital (see operational initiatives) is expected to enhance working capital by eliminating unproductive assets, reducing inventory and accounts receivable levels and increasing accounts payable leverage. These improvements are expected to reduce the cash requirements of the business. The future sale(s) of property held for sale over the next several quarters is expected to provide significant positive cash flow for the Company.

   The Company's cash flow from financing activities during the 26 weeks ended August 2, 2001, include net cash used for debt repayment of $157 and the payment of dividends of $154.

   The Board of Directors adopted a program on April 25, 2000, authorizing, but not requiring, the Company to purchase and retire up to $500 of the Company's common stock. This program was increased by an additional $1,000 by the Board of Directors on December 6, 2000, for a total of $1,500. The revised program enables the Company to purchase stock through December 6, 2001. No purchases were made during the 26 weeks ended August 2, 2001. As of August 2, 2001, the Company has purchased and retired 18.7 million shares at a total cost of $451 or an average price of $24.15 per share under this authorization.

   The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. The Company had $410 of commercial paper borrowings outstanding as of August 2, 2001, compared to $1,153 as of February 1, 2001, and $1,028 as of August 3, 2000.

   The Company has two revolving credit agreements which provide for borrowings up to $1,650 and a committed bank line of $100. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth (CTNW), as defined, of at least $2,100. At the end of second quarter 2001, CTNW, as defined, was approximately $4,000. As of August 2, 2001, no amounts were outstanding under the credit agreements or bank line.

   On May 1, 2001, the Company issued $600 of term notes and debentures under a shelf registration statement filed with the Securities and Exchange Commission in February 2001 (the "2001 Registration Statement"). The notes are comprised of $200 of principal bearing interest at 7.25% due May 2013 and the debentures are comprised of $400 of principal bearing interest at 8.00% due May 2031. Proceeds were used to repay amounts outstanding under the Company's commercial paper program and other general corporate purposes. Additional securities up to $2,400 of principal remain available for issuance under the Company's 2001 Registration Statement.

                                                                       FORM 10-Q


Certain Accounting Matters
   In June 2001, the Financial Accounting Standard Board issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the 26 weeks ended August 2, 2001, was $28, $0.07 per diluted share.

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

   The Company utilizes derivative contracts, such as treasury rate locks, for hedging interest rate risk associated with issuances of debt. During the quarter ended August 2, 2001, there were no transactions. There were no outstanding derivative contracts as of August 2, 2001.

Operational Initiatives
   The Company is focused on five strategic imperatives with the goal of achieving the Company's full potential.

1) Aggressive cost and process control has been implemented. Each main category of expense, including labor, is being rigorously monitored by a member of executive management. As a result of these actions, the Company will reduce administrative and corporate overhead through the Board approved Voluntary Separation Plan and Involuntary Severance Plan.

2) A formal process to review and measure investments, starting with a review of significant assets in the Company and using a return on invested capital approach, has been implemented. This review resulted in the identification of 165 underperforming stores which the Company has committed to close and dispose of. In addition, the Company has formulated plans to accelerate the disposal of surplus property.

                                                                       FORM 10-Q

3) A customer-focused approach to growth is being implemented by examining elements of the customer proposition. The Company plans to re-direct non-value added dollars saved from the expense and process control programs back into the marketplace in order to impact customers and drive growth.

4) The Company plans to commit a greater share of its capital expenditures to information and process technology over the next three to five years with the goal of becoming an industry leader in technology.

5) The Company will strive to make Albertson's an employer of choice with less bureaucracy, fewer layers of management, stronger communication, better training programs and exciting new reward programs.

Environmental
   The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and ground water contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). The Company conducts an ongoing program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition of the Company. Charges against earnings for environmental remediation were not material for the 26 weeks ended August 2, 2001, or the 26 weeks ended August 3, 2000.

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

   Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in consumer spending, competitive factors and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), labor negotiations, the cost and stability of energy sources, the Company's ability to recruit and develop employees, its ability to develop new stores or complete remodels as rapidly as planned, its ability to

                                                                       FORM 10-Q

implement new technology successfully, stability of product costs, the Company's ability to integrate the operations of acquired or merged companies, the Company's ability to execute its restructuring plan, and the Company's ability to achieve its five strategic imperatives.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
   The information required under this item is included in the Notes to Consolidated Financial Statements under the caption "Legal Proceedings" on page 10 of Part I, Financial Information of this Report on Form 10-Q. This information is incorporated herein by this reference thereto.

Item 2.  Changes in Securities
   In accordance with the Company's $1,650 revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $2,100.

Item 3.  Defaults upon Senior Securities
   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
   The Company held its Annual Meeting of Stockholders on June 14, 2001, and transacted the following business:

    (a)  Election of Class III Directors:

                    Nominee                   Votes For        Votes Withheld
         --------------------------- ------------------- ---------------------
         Cecil D. Andrus                    338,939,933             6,804,282
         Pamela G. Bailey                   338,855,549             6,888,666
         J.B. Scott                         334,670,663            11,073,552
         Will M. Storey                     339,289,404             6,454,811

         Election of Class II Directors:

                    Nominee                   Votes For        Votes Withheld
         --------------------------- ------------------- ---------------------
         Henry I. Bryant                    338,885,920             6,858,295

         Continuing Class I Directors (Term expiring in 2002):

         Teresa Beck                                     Clark A. Johnson
         Lawrence R. Johnston                            Victor L. Lund

                                                                       FORM 10-Q


         Continuing Class II Directors (Term expiring in 2003):

         Gary Ames                                       Paul I. Corddry
         Beatriz Rivera

         Director Emeritus:

         Kathryn Albertson

    (b)  Ratification of Appointment of Independent Auditors:

                                              Votes                                     Broker
                    Votes For               Against          Abstentions              Nonvotes
         -------------------- --------------------- -------------------- ---------------------
                  342,059,310             2,213,962            1,470,943                     0

    (c) To recommend the Albertson's Inc. Amended and Restated 1995 Stock-Based Incentive Plan:

                                              Votes                                     Broker
                    Votes For               Against          Abstentions              Nonvotes
         -------------------- --------------------- -------------------- ---------------------
                  314,131,279            29,310,568            2,302,368                     0

    (d)  To recommend declassification of the Board of Directors:

                                              Votes                                     Broker
                    Votes For               Against          Abstentions              Nonvotes
         -------------------- --------------------- -------------------- ---------------------
                  178,080,117           119,681,046            2,884,539            45,098,513

    (e) Stockholder proposal to identify and label genetically engineered foods:

                                              Votes                                     Broker
                    Votes For               Against          Abstentions              Nonvotes
         -------------------- --------------------- -------------------- ---------------------
                   17,462,273           270,614,110           12,569,319            45,098,513

    (f)  Stockholder   proposal  to  adopt  a   policy  that  executive  officer
         severance pay over $3 million must be approved by the shareholders as a separate issue for vote:

                                              Votes                                     Broker
                    Votes For               Against          Abstentions              Nonvotes
         -------------------- --------------------- -------------------- ---------------------
                  104,080,952           191,041,109            5,523,641            45,098,513

    (g) Stockholder proposal to adopt the CERES Principles for environmental accountability:

                                              Votes                                     Broker
                    Votes For               Against          Abstentions              Nonvotes
         -------------------- --------------------- -------------------- ---------------------
                   20,364,455           268,159,512           12,121,735            45,098,513


Item 5.  Other Information
   On July 17, 2001, the size of the Board of Directors was increased to thirteen and Peter L. Lynch was appointed to the Board as a Class I Director to serve a term expiring on the date of the Annual Meeting of Stockholders in 2002.

   On August 22, 2001, Felicia D. Thornton was named Executive Vice President and Chief Financial Officer.

                                                                       FORM 10-Q


Item 6.  Exhibits and Reports on Form 8-K
   a.    Exhibits

         10.36 Employment Agreement between Peter L. Lynch and Albertson's, Inc. dated January 26, 2001.

         10.36.1 Amendment to Employment Agreement between Peter L. Lynch and Albertson's, Inc. dated April 23, 2001.

         10.37 Agreement between Peter L. Lynch and Albertson's, Inc. dated June 18, 1999.

         10.38 Albertson's Voluntary Separation Plan for Officers effective July 18, 2001.

         10.39     Albertson's  Severance  Plan for Officers effective  July 18,
                   2001.

         10.40 Employment Agreement between the Company and Felicia D. Thornton dated August 6, 2001.


   b. There were no reports on Form 8-K filed during the quarter ended August 2, 2001.



                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ALBERTSON'S, INC.
                                     -------------------------------------------
                                                     (Registrant)



Date:    September 12, 2001          /S/ Felicia D. Thornton
                                     -------------------------------------------
                                     Felicia D. Thornton
                                     Executive Vice President
                                       and Chief Financial Officer