Form 10-Q
period 2001-11-01
ALBERTSONS INC /DE/
filed 2001-12-12
CIK 3333

FORM 10-Q






                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   For 39 Weeks Ended: November 1, 2001     Commission File Number: 1-6187



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

     Number of Registrant's $1.00 par value
     common shares outstanding at December 5, 2001:  406,307,964

                                                                       FORM 10-Q

                          PART I. FINANCIAL INFORMATION

                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                       (in millions except per share data)
                                   (unaudited)

                                                             13 WEEKS ENDED                          39 WEEKS ENDED
                                                   ----------------------------------    ----------------------------------
                                                      November 1,       November 2,         November 1,       November 2,
                                                             2001              2000                2001              2000
                                                   ---------------- -----------------    ---------------- -----------------

Sales                                                     $ 9,363           $ 8,991            $ 28,271          $ 27,218
Cost of sales                                               6,708             6,438              20,243            19,507
                                                   ---------------- -----------------    ---------------- -----------------
Gross profit                                                2,655             2,553               8,028             7,711

Selling, general and administrative expenses                2,235             2,168               6,813             6,528
Restructuring charges and other                                 1                                   511
Merger-related charges (credits)                                                  1                 (15)                2
                                                   ---------------- -----------------    ---------------- -----------------
Operating profit                                              419               384                 719             1,181

Other (expense) income:
  Interest, net                                              (113)              (99)               (332)             (281)
  Other, net                                                   (7)               (1)                (19)                3
                                                   ---------------- -----------------    ---------------- -----------------
Earnings before income taxes                                  299               284                 368               903
Income tax expense                                            123               112                 157               358
                                                   ---------------- -----------------    ---------------- -----------------

NET EARNINGS                                              $   176           $   172            $    211          $    545
                                                   ================ =================    ================ =================

EARNINGS PER SHARE:
  Basic                                                    $ 0.43            $ 0.41              $ 0.52            $ 1.29
  Diluted                                                    0.43              0.41                0.52              1.29

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
  Basic                                                       406               417                 406               421
  Diluted                                                     409               417                 408               421






















See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q


                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                  November 1, 2001             February 1,
                                                                                       (unaudited)                    2001
                                                                              ----------------------     -------------------
                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                              $     50                $     57
   Accounts and notes receivable                                                               625                     547
   Inventories                                                                               3,511                   3,364
   Prepaid expenses                                                                             84                     155
   Property held for sale                                                                      242                     113
   Deferred income taxes                                                                       199                      70
   Refundable income taxes                                                                      39                      36
                                                                              ----------------------     -------------------
                TOTAL CURRENT ASSETS                                                         4,750                   4,342

LAND, BUILDINGS AND EQUIPMENT (net of accumulated depreciation and
  amortization of $5,662 and $5,372, respectively)                                           9,340                   9,580

GOODWILL AND INTANGIBLES, net                                                                1,619                   1,705

OTHER ASSETS                                                                                   410                     451
                                                                              ----------------------     -------------------
                                                                                          $ 16,119                $ 16,078
                                                                              ======================     ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                       $  2,370                $  2,163
   Salaries and related liabilities                                                            537                     561
   Taxes other than income taxes                                                               198                     141
   Self-insurance                                                                              238                     218
   Unearned income                                                                              98                     112
   Merger related reserves                                                                       4                      13
   Restructuring reserves                                                                       47
   Current portion of capitalized lease obligations                                             18                      20
   Current maturities of long-term debt                                                        135                      62
   Other current liabilities                                                                   165                     105
                                                                              ----------------------     -------------------
                TOTAL CURRENT LIABILITIES                                                    3,810                   3,395

LONG-TERM DEBT                                                                               5,347                   5,715

CAPITALIZED LEASE OBLIGATIONS                                                                  258                     227

SELF-INSURANCE                                                                                 247                     216

DEFERRED INCOME TAXES                                                                           80                     116

OTHER LIABILITIES AND DEFERRED CREDITS                                                         666                     715

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $1.00 par value; authorized - 10 shares; issued - none
   Common stock - $1.00 par value; authorized - 1,200 shares; issued -
     406 shares and 405 shares, respectively                                                   406                     405
   Capital in excess of par value                                                               84                      48
   Retained earnings                                                                         5,221                   5,241
                                                                              ----------------------     -------------------
                                                                                             5,711                   5,694
                                                                              ----------------------     -------------------
                                                                                          $ 16,119                $ 16,078
                                                                              ======================     ===================

See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q


                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                              39 WEEKS ENDED
                                                                              -----------------------------------------------
                                                                                     November 1,                November 2,
                                                                                            2001                       2000
                                                                              --------------------       --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                         $    211                   $    545
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                         737                        695
       Goodwill amortization                                                                  43                         42
       Noncash restructuring charges and other                                               450
       Noncash merger-related (credits) charges                                              (13)                         6
       Net loss on asset sales                                                                15                          1
       Net deferred income taxes and other                                                  (149)                        29
       Decrease (increase) in cash surrender value of Company-owned life
         insurance                                                                            21                         (3)
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses                                                     16                        111
         Inventories                                                                        (183)                       (46)
         Accounts payable                                                                    206                        310
         Other current liabilities                                                           131                       (117)
         Self-insurance                                                                       51                         (1)
         Unearned income                                                                     (25)                        14
         Other long-term liabilities                                                         (37)                       (21)
                                                                              --------------------       --------------------
   Net cash provided by operating activities                                               1,474                      1,565

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of proceeds from disposals                                   (1,052)                    (1,167)
   Decrease in other assets                                                                   99                         19
                                                                              --------------------       --------------------
   Net cash used in investing activities                                                    (953)                    (1,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                        613                        527
   Payments on long-term borrowings                                                          (70)                      (371)
   Net commercial paper and bank line activity                                              (859)                      (187)
   Proceeds from stock options exercised                                                      19                          5
   Cash dividends paid                                                                      (231)                      (237)
   Stock purchased and retired                                                                                         (350)
                                                                              --------------------       --------------------
   Net cash used in financing activities                                                    (528)                      (613)
                                                                              --------------------       --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (7)                      (196)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              57                        245
                                                                              --------------------       --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     50                    $    49
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

   As of November 1, 2001, the Company operated 2,528 stores in 36 Western, Midwestern, Eastern and Southern states. Retail operations are supported by 19 major Company distribution operations, strategically located in the Company's operating markets. The Company continues to expand its fuel centers in existing and new stores. As of November 1, 2001, the Company operated 197 fuel centers.

Basis of Presentation
   The accompanying unaudited consolidated financial statements include the results of operations, account balances and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2000 Annual Report. The results of operations for the 39 weeks ended November 1, 2001, are not necessarily indicative of results for a full year.

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

Inventory
   Net income reflects application of the LIFO method of valuing certain inventories, based upon estimated annual inflation ("LIFO Indices"). Albertson's recorded pretax LIFO expense of $23 and $20 for the 39 weeks ended November 1, 2001, and November 2, 2000, respectively. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

                                                                       FORM 10-Q


Earnings Per Share ("EPS")

   Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding shares reduced by the dilutive effect of stock options(3.2 million and 40 thousand potential shares outstanding for the 13 weeks and 2.5 million and 109 thousand potential shares outstanding for the 39 weeks ended November 1, 2001, and November 2, 2000, respectively). Outstanding options excluded from the calculation because they were anti-dilutive amounted to 7.9 million and 16.6 million shares for the 13 weeks and 8.9 million and 16.3 million shares for the 39 weeks ended November 1, 2001, and November 2, 2000, respectively.

Comprehensive Income
   Comprehensive income is net income adjusted for certain other items that are recorded directly to stockholders' equity. Comprehensive income consisted only of reported net earnings for the periods ended November 1, 2001, and November 2, 2000, as there were no significant items of other comprehensive income.

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

     Action                                                        Status

     Reduction in administrative and corporate overhead            In Progress

     Closing of 165 underperforming retail stores                  In Progress

     Consolidation  and  elimination  of  four  division           Completed
        offices

     Process streamlining                                          In Progress


   As a result of the restructuring plan, the Company recorded pre-tax charges of $514 ($309 after tax or $0.76 per diluted share) for the 39 weeks ended November 1, 2001. In the current quarter, the Company recorded $4 of pre-tax charges related to restructuring, of which $3 was included with selling, general, and administrative expenses. The following table presents the pre-tax charges, incurred by category of expenditure, and related restructuring reserve accruals included in the Company's Consolidated Balance Sheets:

                                      --------------- ------------------ ------------------- ---------- ----------
                                            Employee                                  Lease
                                           Severance               Asset        Termination
                                               Costs         Impairments              Costs      Other      Total
                                      --------------- ------------------ ------------------- ---------- ----------
Additions                                       $ 44              $ 425                $ 37        $ 8       $514
Utilization                                       30                425                   4          8        467
                                      --------------- ------------------ ------------------- ---------- ----------
Balance at November 1, 2001                     $ 14              $                    $ 33        $         $ 47
                                      =============== ================== =================== ========== ==========

   Employee severance costs consist of severance pay, health care continuation costs, and outplacement service costs for employees who participated in the Company's Voluntary Separation Plan and for employees who were terminated or notified of termination under the Company's Involuntary Severance Plan. In accordance with the restructuring plan, 1,341 managerial and administrative positions above store level have been identified for termination. As of November 1, 2001, 951 positions have been terminated.

   As part of the Company's restructuring plan, all stores were reviewed utilizing a methodology based on return on invested capital. Based on this review, the Company identified and committed to close and dispose 165 underperforming stores in 25 states. All stores identified for closure were evaluated for asset impairment by comparing the fair value, less selling cost, to the recorded book value. Fair value used in the impairment calculation was based on third party offers or market value for comparable properties. For stores under operating lease agreements, the present values of any remaining liability under the lease, net of sublease recoveries, or lease termination costs were expensed. As of November 1, 2001, 43 stores have been closed.

   Assets to be disposed of include land, buildings, equipment, and leasehold improvements for stores and division offices that were included in the restructuring discussed above. These assets are recorded at their estimated fair value, less selling costs, and reported as property held for sale in the Company's Consolidated Balance Sheets.

                                                                       FORM 10-Q


   Other costs include various expenses related to the Company's decision to exit certain insignificant businesses and the consolidation of the division offices.

Closed Store Reserves
   When executive management approves and commits to closing or relocating a store, the remaining investment in land, building, leasehold, and equipment is reviewed for impairment and the difference between book value and fair market value, less selling costs, is expensed. For properties under operating lease agreements, the present value of any remaining liability under the lease, net of expected sublease recovery, is expensed. The following table shows the pre-tax expense, and related reserves, for closed stores and other surplus property:

                                         --------------------- ---------------------- --------------------
                                                      Lease                  Asset
                                                Liabilities            Impairments                Total
                                         --------------------- ---------------------- --------------------
Balance at February 1, 2001                             $22                   $                    $ 22

    Additions                                             4                     10                   14
    Adjustments                                           3                    (10)                  (7)
    Adjustments - restructuring                          22                     26                   48
    Utilization                                          (7)                   (26)                 (33)
                                         --------------------- ---------------------- --------------------
Balance at November 1, 2001                             $44                   $                    $ 44
                                         ===================== ====================== ====================

   The restructuring plan included actions to accelerate the disposal of surplus property which included terminating leases through negotiated buyouts and selling owned properties through auctions. The $48 pre-tax restructuring adjustments recorded during the second quarter are the additional charges expected to be incurred as a result of these actions. This charge is included in selling, general and administrative expenses in the Company's Consolidated Earnings. $36 of the reserve balance as of November 1, 2001, is included with accounts payable and the remaining $8 is included with other liabilities and deferred credits in the Company's Consolidated Balance Sheets. The related assets are recorded at their estimated fair value, less selling costs, and reported as property held for sale in the Company's Consolidated Balance Sheets.

Merger Related and Exit Costs
   As a result of the Company's merger with American Stores Company, results of operations for the 39 weeks ended November 1, 2001, include a net of $7 of merger-related credits ($4 after tax). The following table presents the pre-tax (credits) charges, incurred by category of expenditure, and merger-related accruals included in the Company's Consolidated Balance Sheets:

                                   ------------------ ---------------- ------------------- -----------
                                              Asset                         Integration
                                        Impairments        Severance          And Other        Total
                                   ------------------ ---------------- ------------------- -----------
Balance at February 1, 2001                   $                $ 11                $ 2         $ 13

Additions                                                         2                  6            8
Adjustments                                    (15)                                             (15)
Utilization                                     15               (9)                (8)          (2)
                                   ------------------ ---------------- ------------------- -----------
Balance at November 1, 2001                   $                $  4                $           $  4
                                   ================== ================ =================== ===========

                                                                       FORM 10-Q


   Asset impairments include the loss on disposal of duplicate and abandoned facilities, including administrative offices, intangibles and information technology equipment which were abandoned by the Company. Operations for the 39 weeks ended November 1, 2001, included $15 of credits associated with the reversal of previous impairment charges related to the sale of the American Stores' Tower in Salt Lake City, Utah. The Company closed on the sale of this property on May 15, 2001, thus completing the asset dispositions resulting from the merger.

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

Indebtedness
   The Company has two revolving credit agreements which provide for borrowings up to $1,650 and a committed bank line for $100. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100. As of November 1, 2001, $25 was outstanding under the committed bank line agreement and no amounts were outstanding under the revolving credit agreements.

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

Supplemental Cash Flow Information
   Selected cash payments and noncash activities were as follows:

                                                                       39 Weeks Ended              39 Weeks Ended
                                                                     November 1, 2001           November 2,  2000
                                                                ------------------------    ------------------------
     Cash payments for:
        Income taxes                                                            $ 324                       $ 414
        Interest, net of amounts capitalized                                      249                         254
     Noncash transactions:
        Capitalized leases incurred                                                55                          50
        Capitalized leases terminated                                              13                           2
        Tax effects related to stock options                                       (3)                        (11)
        Decrease (increase) in cash surrender value of
           Company-owned life insurance                                            21                          (3)

                                                                       FORM 10-Q


Capital Stock
   During fiscal 2000, the Company purchased and retired 18.7 million shares of its common stock at a total cost of $451, or an average price of $24.15 per share, under a Board authorization which expired on December 6, 2001. No purchases were made during the 39 weeks ended November 1, 2001. The Board of Directors adopted a program on December 3, 2001, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning December 7, 2001 through December 31, 2002.

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

   The Company utilizes derivative contracts, such as treasury rate locks, for hedging interest rate risk associated with issuances of debt. During the 39 weeks ended November 1, 2001, there were no transactions. There were no outstanding derivative contracts as of November 1, 2001.

   In June 2001, the Financial Accounting Standards Board issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the 39 weeks ended November 1, 2001, was $43, or $0.10 per diluted share.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will become effective for Albertson's on January 31, 2003. The Company is currently analyzing the effect that this standard will have on its financial statements.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will become effective for Albertson's on February 1, 2002. The Company is currently analyzing the effect that this standard will have on its financial statements.

                                                                       FORM 10-Q


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

                                                                       FORM 10-Q


Subsequent Event
   On December 5, 2001, the Company entered into a definitive agreement with Maxi Drug, Inc., a Delaware Corp., d/b/a Brooks Pharmacy. The agreement provides that Brooks will acquire from Albertson's eighty Osco Drug stores in Maine, Massachusetts, and New Hampshire, for approximately $240. Fiscal 2000 sales for these stores represent an insignificant percentage of the Company's consolidated sales. The sale of these stores is expected to close in January 2002, subject to government review and approvals.

                                                                       FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)


Results of Operations - Third Quarter
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                          Percent to Sales                  Percentage
                                                           13 weeks ended                    Increase
                                                       11-1-01          11-2-00             (Decrease)
                                                  ---------------- ----------------     ------------------

    Sales                                               100.00%          100.00%                   4.1%
    Gross profit                                         28.35            28.40                    4.0
    Selling, general and administrative expenses         23.87            24.11                    3.1
    Operating profit                                      4.47             4.28                    8.8
    Interest expense, net                                (1.20)           (1.11)                  12.8
    Earnings before income taxes                          3.19             3.16                    5.3
    Net earnings                                          1.88             1.91                    2.6


   Increases in sales are primarily attributable to the continued development of new stores and identical and comparable store sales increases. Identical store sales increased 1.7% and comparable store sales, which include replacement stores, increased 2.3%. During the quarter the Company opened 21 combination food and drug stores, 3 warehouse stores and 24 stand alone drugstores, while closing 15 combination food and drug stores, 15 conventional stores, 1 warehouse store and 29 drugstores. Of the total 60 store closings, 38 related to the Company's restructuring plan. Net retail square footage increased by 2.4% from the prior year. Management estimates that there was overall inflation in products the Company sells of slightly over 1.0% (annualized). Sales inflation is being primarily driven by pharmacy products.

   During fiscal year 2000, the Company changed the alignment of the marketing organizational structure. Benefits continue to be realized from this change as promotion and merchandising is tailored to fit individual markets. The Company-wide "Focus on Fresh," has become a principal marketing target for this year and has created a new level of satisfaction for shoppers who enter our supermarkets.

   The Company announced a new customer service program in March and finished the last rollout meeting in May. This program, "Service First, Second to None," puts best practices from across the Company into a brand new package and into tools the stores can use to achieve the highest standards of customer service.

                                                                       FORM 10-Q


   Albertson's has also increased focus on loyalty programs such as the new Associate Advantage Loyalty Card Program, and has entered a national agreement with Catalina Marketing Corporation to extend their program to all Albertson's combination food and drug stores. Subsequent to November 1, 2001, a loyalty card program was launched in the Dallas/Fort Worth division. The Company is also expanding its dual branding concept (a food and drug store under one roof) by opening Albertson's/Osco combination food and drug stores in Tucson, AZ as well as Albertson's/Sav-on combo stores in Reno, NV.

   Gross profit, as a percent to sales, decreased as a result of the Company's initiative to drive sales through more aggressive promotional pricing. The continued utilization of Company distribution facilities and increased buying efficiencies partially offset this decrease. The pre-tax LIFO charge reduced gross profit by $8 (0.08% to sales) for the 13 weeks ended November 1, 2001, and for the 13 weeks ended November 2, 2000.

   Selling, general and administrative (SG&A) expenses, as a percent to sales, decreased due to the Company's increased emphasis on cost control. Decreases resulted from lower labor and impairment charges. These decreases were partially offset by increased health and welfare benefit costs. SG&A expenses for the 13 weeks ended November 1, 2001, included $5 of restructuring and merger-related costs as compared to $19 for the 13 weeks ended November 2, 2000.

   The increase in net interest expense for the 13 weeks ended November 1, 2001, resulted from higher average outstanding debt and higher average interest rates during the 13 weeks ended November 1, 2001, as compared to the 13 weeks ended November 2, 2000.

                                                                       FORM 10-Q


   Due to the significance of the costs associated with the restructuring plan and merger-related costs and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these costs:

                             --------------------------------------------------- --------------------------------------------------
                                      13 Weeks Ended November 1, 2001                      13 Weeks Ended November 2, 2000
                             --------------------------------------------------- --------------------------------------------------
                                                            Without     Percent                               Without      Percent
                                       As      Adjust-      adjust-          To           As     Adjust-      adjust-           To
                                 Reported        ments        ments       Sales     Reported       ments        ments        Sales
                             ------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
Sales                              $9,363                    $9,363      100.00%      $8,991                   $8,991       100.00%
Cost of sales                       6,708                     6,708       71.65        6,438        $ (7)       6,431        71.52
                             ------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
Gross profit                        2,655                     2,655       28.35        2,553           7        2,560        28.48
Selling, general and
 administrative expenses            2,235         $ (4)       2,231       23.82        2,168         (18)       2,150        23.91
Restructuring charges and
 other                                  1           (1)
Merger-related charges                                                                     1          (1)
                             ------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
Operating profit                      419            5          424        4.53          384          26          410         4.57
Interest, net                        (113)                     (113)      (1.20)         (99)                     (99)       (1.11)
Other (expense) income, net            (7)                       (7)      (0.08)          (1)                      (1)       (0.01)
                             ------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
Earnings before income taxes          299            5          304        3.26          284          26          310         3.45
Income tax expense                    123            1          124        1.33          112          11          123         1.36
                             ------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
Net earnings                       $  176         $  4       $  180        1.92%      $  172        $ 15       $  187         2.09%
                             ============ ============ ============ ============ =========== =========== ============ =============

Earnings per share:
   Basic                            $0.43        $0.01        $0.44                    $0.41       $0.04        $0.45
   Diluted                           0.43         0.01         0.44                     0.41        0.04         0.45

                                                                       FORM 10-Q


Results of Operations - Year-to-Date
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                          Percent to Sales                  Percentage
                                                           39 weeks ended                    Increase
                                                        11-1-01          11-2-00            (Decrease)
                                                  ---------------- ----------------     ------------------

     Sales                                               100.00%          100.00%                 3.9%
     Gross profit                                         28.40            28.33                  4.1
     Selling, general and administrative
        expenses                                          24.10            23.98                  4.4
     Restructuring charges and other                       1.81                                   n.m.
     Merger-related (credits) charges                     (0.05)            0.01                  n.m.
     Operating profit                                      2.54             4.34                (39.2)
     Interest expense, net                                (1.17)           (1.03)                17.9
     Earnings before income taxes                          1.30             3.32                (59.2)
     Net earnings                                          0.75             2.00                (61.3)

     n.m. - not meaningful

   Increases in sales are primarily attributable to the continued development of new stores and identical and comparable store sales increases. Identical store sales increased 1.3% and comparable store sales, which include replacement stores, increased 1.7%. During the 39 weeks ended November 1, 2001, the Company opened 60 combination food and drug stores, 1 conventional store, 3 warehouse stores and 54 stand-alone drugstores, while closing 27 combination food and drug stores, 25 conventional stores, 5 warehouse stores and 45 drugstores. Of the total 102 store closings, 43 related to the Company's restructuring plan. The new stores include 6 stores that were acquired in three separate transactions. Net retail square footage increased by 2.4% from the prior year. Management estimates that there was overall inflation in products the Company sells of slightly over 1.0% (annualized). Sales inflation is being primarily driven by pharmacy products.

   Sales results for the 39 weeks ended November 1, 2001, were the results of trends and programs similar to those experienced for the 13 weeks ended November 1, 2001, which are discussed in Results of Operations - Third Quarter.

   Gross profit, as a percent to sales, increased as a result of the continued utilization of Company distribution facilities, increased buying efficiencies, and lower advertising costs due to the elimination of incremental advertising costs incurred in the prior year associated with the Lucky banner change. Gross margin increases were partially offset by the Company's initiative to drive sales through more aggressive promotional pricing. The pre-tax LIFO charge reduced gross profit by $23 (0.08% to sales) for the 39 weeks ended November 1, 2001, as compared to $20 (0.07% to sales) for the 39 weeks ended November 2, 2000.

                                                                       FORM 10-Q


   Selling, general and administrative (SG&A) expenses, as a percent to sales, increased primarily due to costs associated with asset impairments and lease terminations related to the acceleration of the disposal of surplus property (refer to "Restructuring Plan" below). Increases in other components of SG&A, such as energy costs, health and welfare benefits, and depreciation expense associated with the Company's expansion program, were offset by lower labor, maintenance, supplies and travel costs. In addition, the increase was partially offset by a $20 charge recorded during first quarter 2000 for certain previously assigned leases and subleases to tenants who were in bankruptcy.

   The increase in net interest expense for the 39 weeks ended November 1, 2001, resulted primarily from higher average outstanding debt and higher average interest rates during the 39 weeks ended November 2, 2001, as compared to the 39 weeks ended November 2, 2000. This comparison also is impacted by a $16 interest expense reversal due to a favorable income tax settlement recorded in the first quarter of 2000.

Restructuring Plan
   On July 17, 2001, the Company's Board of Directors approved a restructuring plan designed to improve future financial results and to drive future competitiveness. Major components of the plan include the closure of 165 underperforming retail stores, the reduction in administrative and corporate overhead, consolidating and eliminating four division offices and the acceleration of the disposal of surplus property. In accordance with the plan, the Company recorded pre-tax charges of $514 to cover employee severance costs, asset impairments, lease terminations, and other. In addition to these charges, the Company recorded (in selling, general and administrative expenses) pre-tax costs of $48 for asset impairments and lease terminations associated with the accelerated disposal of surplus property. These combined actions reduced operating profit for the 39 weeks ended November 1, 2001, by $562 and net earnings by $337.

   The Company expects to incur additional pre-tax charges of approximately $35 in future periods for certain actions related to the restructuring plan that have not yet been implemented.

Merger-Related and Exit Costs
   Results of operations for the 39 weeks ended November 1, 2001, include a net of $7 of merger related credits ($4 after tax).

   The merger-related costs of integrating Albertson's, Inc. and American Stores Company have resulted in significant non-recurring charges and incremental expenses. These costs have had a significant effect on the prior two years' results of operations of the Company. Non-recurring charges and expenses of implementing integration actions were originally estimated to total $700 after income tax benefits. On an after-tax basis, and subsequent to the first quarter of 1999, the Company has incurred $634 of merger-related costs. With the exception of some system conversions, the integration is substantially complete and the Company does not expect to incur significant additional charges related to the merger.

                                                                       FORM 10-Q


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

   Due to the significance of the costs associated with the restructuring plan and merger-related costs and other unusual items and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these costs:

                             --------------------------------------------------- --------------------------------------------------
                                      39 Weeks Ended November 1, 2001                      39 Weeks Ended November 2, 2000
                             --------------------------------------------------- --------------------------------------------------
                                                            Without     Percent                               Without      Percent
                                       As      Adjust-      adjust-          To           As     Adjust-      adjust-           To
                                 Reported        ments        ments       Sales     Reported       ments        ments        Sales
                             ------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
Sales                             $28,271                   $28,271      100.00%     $27,218                  $27,218       100.00%
Cost of sales                      20,243                    20,243       71.60       19,507       $ (30)      19,477        71.56
                             ------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
Gross profit                        8,028                     8,028       28.40        7,711          30        7,741        28.44
Selling, general and
 administrative expenses            6,813        $ (67)       6,746       23.86        6,528         (97)       6,431        23.63
Restructuring charges and
 other                                511         (511)
Merger-related (credits)
 charges                              (15)          15                                     2          (2)
                             ------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
Operating profit                      719          563        1,282        4.54        1,181         129        1,310         4.81
Interest, net                        (332)                     (332)      (1.17)        (281)                    (281)       (1.03)
Other (expense) income, net           (19)                      (19)      (0.07)           3                        3         0.01
                             ------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
Earnings before income taxes          368          563          931        3.29          903         129        1,032         3.79
Income taxes                          157          224          381        1.35          358          50          408         1.50
                             ------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
Net Earnings                      $   211        $ 339      $   550        1.94%     $   545       $  79      $   624         2.29%
                             ============ ============ ============ ============ =========== =========== ============ =============

Earnings per share:
   Basic                            $0.52        $0.83        $1.35                    $1.29       $0.19        $1.48
   Diluted                           0.52         0.83         1.35                     1.29        0.19         1.48

                                                                       FORM 10-Q


Liquidity and Capital Resources
   Cash provided by operating activities during the 39 weeks ended November 1, 2001 was $1,474 as compared to $1,565 in the prior year. Net earnings adjusted for noncash charges, changes in deferred income taxes and changes in income taxes payable for the 39 weeks ended November 1, 2001, was $497 as compared to $491 in the prior year. The increase in cash attributable to the adjusted operations is offset by the changes in operating assets and liabilities.

   The implementation of the strategic imperative to maximize return on invested capital (see Operational Initiatives) is expected to enhance working capital by eliminating unproductive assets, reducing inventory and accounts receivable levels and increasing accounts payable leverage. These improvements are expected to reduce the cash requirements of the business. Future sales of property held for sale over the next several quarters is expected to provide significant positive cash flow for the Company.

   During fiscal 2000, the Company purchased and retired 18.7 million shares of its common stock at a total cost of $451, or an average price of $24.15 per share, under a Board authorization which expired on December 6, 2001. No purchases were made during the 39 weeks ended November 1, 2001. The Board of Directors adopted a program on December 3, 2001, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning December 7, 2001 through December 31, 2002.

   The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. The Company had $294 of commercial paper and bank line borrowings outstanding as of November 1, 2001, compared to $1,153 as of February 1, 2001, and $1,441 as of November 1, 2000.

   The Company has two revolving credit agreements which provide for borrowings up to $1,650 and a committed bank line of $100. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth (CTNW), as defined, of at least $2,100. At the end of third quarter 2001, CTNW, as defined, was approximately $4,100. As of November 1, 2001, $25 was outstanding under the committed bank line agreement and no amounts were outstanding under the revolving credit agreements.

   On May 1, 2001, the Company issued $600 of term notes and debentures under a shelf registration statement filed with the Securities and Exchange Commission in February 2001 (the "2001 Registration Statement"). The notes are comprised of $200 of principal bearing interest at 7.25% due May 2013 and the debentures are comprised of $400 of principal bearing interest at 8.00% due May 2031. Proceeds were used to repay amounts outstanding under the Company's commercial paper program and for other general corporate purposes. Additional securities up to $2,400 of principal remain available for issuance under the Company's 2001 Registration Statement.

                                                                       FORM 10-Q


Operational Initiatives
   The Company is focused on five strategic imperatives with the goal of achieving the Company's full potential.

1) Aggressive cost and process control has been implemented. Each main category of expense, including labor, is being rigorously monitored by a member of executive management. As a result of these actions, the Company will reduce administrative and corporate overhead through the Board approved Voluntary Separation Plan and Involuntary Severance Plan. As a result of these effects, the Company's SG&A as a percent to sales trended lower than prior year levels. The Company is still focused in driving costs out of the business.

2) A formal process to review and measure investments, starting with a review of significant assets in the Company and using a return on invested capital approach, has been implemented. This review resulted in the identification of 165 underperforming stores which the Company has committed to close and dispose of. The Company has closed 43 stores at the end of third quarter. The Company plans to sell or close the remaining 122 stores by the end of July, 2002. In addition, the Company has formulated plans to accelerate the disposal of surplus property through an auction process.

3) A customer-focused approach to growth is being implemented by examining elements of the customer proposition. The Company plans to re-direct non-value added dollars saved from the expense and process control programs back into the marketplace in order to impact customers and drive growth. Subsequent to November 1, 2001, the Company launched a loyalty card program in the Dallas/Fort Worth division.

4) The Company plans to commit a greater share of its capital expenditures to information and process technology over the next three to five years with the goal of becoming an industry leader in technology.

5) The Company will strive to make Albertson's an employer of choice with less bureaucracy, fewer layers of management, stronger communication, better training programs and exciting new reward programs. To instill a sense of ownership at the store level the Company announced that all store directors and pharmacy mangers are now eligible for stock options subsequent to November 1, 2001.

Environmental
   The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and ground water contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). The Company conducts an ongoing program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition of the Company. Charges against earnings for environmental remediation were not material for the 39 weeks ended November 1, 2001, or the 39 weeks ended November 2, 2000.

                                                                       FORM 10-Q


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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
   The information required under this item is included in the Notes to Consolidated Financial Statements under the caption "Legal Proceedings" on page 11 of Part I, Financial Information of this Report on Form 10-Q. This information is incorporated herein by this reference thereto.

Item 2.  Changes in Securities
   In accordance with the Company's $1,650 revolving credit agreement, the Company's consolidated tangible net worth, as defined, shall not be less than $2,100.

                                                                       FORM 10-Q


Item 3.  Defaults upon Senior Securities
   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
   Not applicable.

Item 5.  Other Information
   On November 20, 2001, Robert J. Dunst, Jr. was named Executive Vice President and Chief Technology Officer.

   On September 17, 2001, Kathy Herbert was named as Executive Vice President of Human Resources.

   On December 3, 2001, to be effective on January 1, 2001, the size of the Board of Directors was increased to fourteen, and Bonnie G. Hill was appointed to the Board as a Class II Director to a term expiring on the date of the Annual Meeting of Shareholders in 2003.

Item 6.  Exhibits and Reports on Form 8-K
   a.    Exhibits

         10.41          Amended and Restated 1995 Stock Based Incentive Plan.

         10.41.1 Form of 1995 Amended and Restated Stock-Based Incentive Plan Stock Option Agreement.

         10.42          Employment  agreement between  the Company and Robert J.
                        Dunst, Jr., dated November 16, 2001.


   b. There were no reports on Form 8-K filed during the quarter ended November 1, 2001.



                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     ALBERTSON'S, INC.
                                       -----------------------------------------
                                                       (Registrant)



Date:    December 12, 2001             /S/ Felicia D. Thornton
                                       -----------------------------------------
                                       Felicia D. Thornton
                                       Executive Vice President
                                         and Chief Financial Officer