Form 10-K
period 2002-01-31
ALBERTSONS INC /DE/
filed 2002-04-18
CIK 3333

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002         Commission file number 1-6187

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange
              Title of each class                      on which registered
   ------------------------------------------        -----------------------
   Common Stock, $1.00 par value, 406,677,228        New York Stock Exchange
     shares outstanding on March 25, 2002            Pacific Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 25, 2002: $12,244,122,742.


                       Documents Incorporated by Reference
                       -----------------------------------

Listed hereunder are the documents, any portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

1.   The  Registrant's  Annual  Report  to  Stockholders   for  the  year  ended
     January 31, 2002,  portions  of which  are incorporated  by reference  into
     Part I, Part II and Part IV of this Form 10-K; and

2. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on June 6, 2002,(the "Proxy Statement") to be filed within 120 days after the Registrant's year ended January 31, 2002, portions of which are incorporated by reference into
     Part III of this Form 10-K.

                                ALBERTSON'S, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS


Item                                                                        Page

                                     PART I
                                     ------

      Cautionary Statement                                                    3

 1.   Business                                                                3

 2.   Properties                                                              6

 3.   Legal Proceedings                                                       9

 4.   Submission of Matters to a Vote of Security Holders                     9


                                     PART II
                                     -------

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters                                                    10


 6.   Selected Financial Data                                                10

 7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                    10


 7A.  Quantitative and Qualitative Disclosures about Market Risk             10


 8.   Financial Statements and Supplementary Data                            10

 9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                    10


                                    PART III
                                    --------

10.   Directors and Executive Officers of the Registrant                     11

11.   Executive Compensation                                                 13

12.   Security Ownership of Certain Beneficial Owners and
      Management                                                             13


13.   Certain Relationships and Related Transactions                         13


                                     PART IV
                                     -------

14.   Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                                               14

                                     PART I


Cautionary Statement for Purposes of "Safe Harbor Provisions"
-------------------------------------------------------------
of the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------

   From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, contain forward-looking information. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived using various assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

   Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy, changes in interest rates, changes in consumer spending, actions taken by competitors, particularly those intended to improve their market share, and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation, changes in state or federal legislation or regulation, adverse determinations with respect to litigation or other claims (including environmental matters), labor negotiations, the cost and stability of energy sources, the Company's ability to recruit, retain and develop employees, its ability to develop new stores or complete remodels as rapidly as planned, its ability to implement new technology successfully, the stability of product costs, the Company's ability to integrate the operations of acquired or merged companies, the Company's ability to execute its restructuring plans, and the Company's ability to achieve its five strategic imperatives.

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

   On June 23, 1999, Albertson's, Inc. and American Stores ("ASC") consummated a merger with the issuance of 177 million shares of Albertson's common stock (the "Merger"). The Merger constituted a tax-free reorganization and has been accounted for as a pooling of interests for accounting and financial reporting.

   The Company is one of the largest retail food and drug chains in the World. As of January 31, 2002, the Company operated 2,421 stores in 33 Northeastern, Western, Midwestern and Southern states. These stores consist of 1,395 combination food-drug stores, 731 stand-alone drugstores, and 295 conventional and warehouse stores. Retail operations are supported by 19 major Company distribution centers. These distribution centers provide product exclusively to the Company's retail stores.

   The Company's operations are within a single operating segment, the retail sale of food and drug merchandise. All the Company's operations are within the United States. As of January 31, 2002, the Company's stores operated under the banners Albertson's, Albertson's-Osco, Albertson's Sav-on, Jewel-Osco, Acme, Sav-on Drugs, Osco Drug, Max Foods, Super Saver, and Seessel's by Albertson's.

   A new leadership team has been assembled to take Albertson's into the future. This team has identified many actions and programs with which to drive the Company's future competitiveness, profitability and return on invested capital. One of the first actions taken was to identify and communicate internally and externally five strategic imperatives that serve as a guide and a filter for all future actions. The five strategic imperatives are: 1) Aggressive Cost and Process Control; 2) Maximize Returns on Invested Capital; 3) Customer-Focused Approach to Growth; 4) Companywide Focus on Technology; and 5) Energized Associates. A more detailed description of these imperatives and actions taken by the Company can be found on pages 49 and 50 of the Company's 2001 Annual Report to Stockholders.

Retail Formats

   As of January 31, 2002, the Company's retail operations were organized into 15 divisions, based primarily on geographic boundaries. The division staff is responsible for day-to-day operations and for executing marketing and merchandising programs. This structure allows the division level employees, who are closest to the customer, to implement strategies tailored to each of the Company's unique neighborhoods.

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

   The Company's stand-alone drugstores average 18,600 square feet. These stores offer convenient shopping and prescription pickup as well as a wide assortment of general merchandise, health and beauty care products, over-the-counter medication, greeting cards and photo processing. The Company's new drugstores are typically located on corners and many offer a drive-thru pharmacy.

   Albertson's strategic advantage in today's marketplace comes from the Company's unique heritage in two independent market places - food stores and drugstores. Albertson's is a leader with decades of experience serving customers in both industries. This unique position in the marketplace has enabled the Company to bring together separate retail brands, creating the dual brand combination stores that leverage the Company's separate food and drug experience and brand equity. The Company began expanding the dual brand combo concept in 2001 by rolling out Albertson's-Sav-on stores in the fast growing Reno, Nevada market, and Albertson's-Osco stores in Tucson, Arizona. This dual brand concept will continue to be introduced to additional markets during 2002.

   The Company's other store formats include conventional supermarkets and warehouse stores. These stores offer a full selection in the basic departments of grocery, meat, produce, dairy and limited general merchandise. Many locations have a pharmacy, in-store bakery and service delicatessen.

   As of January 31, 2002, the Company operated 203 fuel centers, in 22 states, which are generally located in the parking lot of stores. These centers feature three to six fuel pumps and a small building, ranging in size from a pay-only kiosk to a convenience store, featuring such items as candy, soft drinks and snack foods.

   In November 1999, Albertson's, Inc. introduced its own grocery delivery Web site when Albertsons.com entered the Seattle, Washington market. The Company expanded the service to San Diego County, California in October 2001, added the Los Angeles, California area in February 2002, and expanded into San Francisco, California and Oregon in March 2002. By using its brick-and-mortar stores, Albertson's has evolved its online model to take advantage of its retail grocery expertise, brand recognition and existing infrastructure. With more than two years experience, Albertsons.com offers a reliable and proven online grocery service customers trust to deliver high-quality, fresh products direct from the store to their home.

   Savon.com, Albertson's online drugstore, serves the Company's customers nationwide. On December 7, 2000, Savon.com opened the "doors" to a nationwide online pharmacy service. The site offers a full range of sundry items, new and refill prescriptions and consumer health information. The Web site allows customers across the country the freedom to have new or refilled prescriptions ready for pickup at any local Albertson's food or drug store, or have their prescriptions mailed to their doorsteps.

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

Competition

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

Merchandising & Manufacturing

   The Company has been able to efficiently supply its stores with merchandise through its distribution centers, outside suppliers or directly from manufacturers in an effort to obtain merchandise at the lowest possible cost. The Company believes that it is not dependent on any one supplier, and considers its relations with its suppliers to be satisfactory. The Company has historically serviced all of its retail stores from Company distribution centers (refer to "Subsequent Events").

Employees

   As of January 31, 2002, the Company employed approximately 220,000 people, many of whom are covered by collective bargaining agreements. The Company considers its present relations with employees to be good.

Subsequent Events

   On March 13, 2002, the Company announced the second phase in its restructuring process. The Company intends to completely exit four under-performing markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. The market exits involves 95 stores that will be closed or sold.

   In connection with the market exits, Albertson's recently announced the sale of its Tulsa, Oklahoma distribution facility to Fleming Companies, Inc. This sales agreement also includes a long-term supply arrangement under which Fleming will provide procurement and distribution services for Albertson's Oklahoma and Nebraska stores. In addition, the Company also announced plans to close its Houston, Texas distribution facility and reduce the number of division offices from 15 to 11. Once complete, the number of major distribution facilities will be reduced from 19 to 17.

Item 2.  Properties
-------------------

   The Company has actively pursued an expansion program of adding new retail stores, enlarging and remodeling existing stores and replacing smaller stores. During the past ten years, the Company has built or acquired 1,228 stores and approximately 88% of the Company's current retail square footage has been opened or remodeled during this period. The Company continues to follow the policy of closing stores that are obsolete or lack adequate return on invested capital.

   Albertson's stores are located in 33 Northeastern, Western, Midwestern and Southern areas of the United States. The table below is a summary of the stores by state and classification as of January 31, 2002:


                               Combination     Stand-Alone           Other                            Fuel
                          Food-Drug Stores      Drugstores          Stores           TOTAL         Centers
------------------------ ------------------ --------------- --------------- --------------- ---------------
Arizona                                 48              89                             137              11
Arkansas                                 2                                               2
California                             302             300             150             752               3
Colorado                                47                              10              57               6
Delaware                                 9                               4              13               1
Florida                                115                                             115              11
Idaho                                   29                               7              36              12
Illinois                               159              95              15             269               9
Indiana                                  6              49                              55
Iowa                                     1              28                              29
Kansas                                   5              27                              32
Louisiana                               31                                              31              11
Maryland                                 2                               9              11
Michigan                                                 1                               1
Minnesota                                                1                               1
Mississippi                              7                                               7               4
Missouri                                10              34                              44               5
Montana                                 18               9              14              41               4
Nebraska                                11              14                              25               2
Nevada                                  46              44               3              93              10
New Jersey                              32                              30              62
New Mexico                              22               4               2              28               3
North Dakota                             2               6                               8
Oklahoma                                28                                              28              12
Oregon                                  42                              11              53               7
Pennsylvania                            38                              20              58
South Dakota                             1               2                               3
Tennessee                               24                               1              25               6
Texas                                  219                               3             222              66
Utah                                    43                               3              46               6
Washington                              72                              11              83              11
Wisconsin                               15              28                              43               1
Wyoming                                  9                               2              11               2
                         ------------------ --------------- --------------- --------------- ---------------
   Total                             1,395             731             295           2,421             203
                         ================== =============== =============== =============== ===============

Retail Square
Footage by Store
Type (000's)                        76,018          13,591           8,493          98,102               *
                         ================== =============== =============== =============== ===============

* The square footage of fuel centers is included with the square footage of its adjacent store.

   As part of the Company's first phase of its restructuring plan, announced on July 18, 2001, the Company identified and committed to close and dispose 165 under-performing stores. The Company closed 80 of these stores as of January 31, 2002. In addition, the Company announced on March 13, 2002, the complete exit of four under-performing markets (Refer to "Subsequent Events" in Item 1).

   The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on investment. During 2001 approximately 78% of the merchandise purchased for resale in Company retail stores was received from Company distribution centers.

   Albertson's distribution system consists of 19 major Company centers located strategically throughout the Company's operating markets. The table below is a summary of the Company's distribution facilities as of January 31, 2002:

                                                                                            High
                                                                           Ice            Volume
                                            Frozen                Meat & Cream   Health   Health General                   Square
  Major Distribution Facilities     Grocery   Food Liquor Produce   Deli Plant & Beauty & Beauty  Merch. Pharmaceuticals  Footage
  -----------------------------     ------- ------ ------ ------- ------ ----- -------- -------- ------- --------------- ----------

  Lancaster, Pennsylvania              X                     X       X             X                X                     1,412,700
  Melrose Park, Illinois               X       X             X       X                                                    1,330,000
  La Habra, California                                X                            X                X           X         1,203,100
  Brea, California                     X       X                     X                                                    1,197,400
  Fort Worth, Texas                    X       X             X       X                                                    1,131,200
  Plant City, Florida                  X       X      X      X       X                      X                             1,010,900
  Irvine, California                   X                     X                                                              996,900
  Elk Grove, Illinois                                                              X                X           X           968,000
  Portland, Oregon                     X       X             X       X                                                      862,500
  Vacaville, California                X                                                                                    854,000
  Tulsa, Oklahoma (1)                  X       X             X       X                                                      780,500
  Phoenix, Arizona                     X       X      X      X       X                                                      765,700
  Houston, Texas (1)                   X       X             X       X                                                      759,400
  Salt Lake City, Utah                 X       X             X       X                                                      659,600
  San Leandro, California                      X             X       X                                                      475,200
  Sacramento, California               X       X      X      X       X                                                      440,900
  Ponca City, Oklahoma                                                             X                X           X           420,000
  Denver, Colorado                     X       X             X       X                                                      388,400
  Boise, Idaho                                                                     X                X                       302,300

  Other Distribution Facilities
  -----------------------------
  Las Vegas, Nevada                                   X                                                                      30,000
  Indianapolis, Indiana                               X                                                                      22,000
  Boise, Idaho                                                             X                                                 11,000
                                                                                                                       ------------
   TOTAL SQUARE FOOTAGE -
     All Distribution Facilities                                                                                         16,021,700
                                                                                                                       ============

(1) The Company intends to sell or close this facility (refer to "Subsequent Events" in Item 1).

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

   As of January 31, 2002, the Company held title to the land and buildings of 42% of the Company's stores and held title to the buildings on leased land of an additional 9% of the Company's stores. The Company also holds title to the land and buildings of most of its administrative offices and distribution facilities.


Item 3.  Legal Proceedings
--------------------------

   The information required under this item is included under the caption "Legal Proceedings" on page 83 of the Company's 2001 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   No matters were submitted during the fourth quarter of 2001 to a vote of security holders through the solicitation of proxies or otherwise.

PART II


Item 5.  Market for the Registrant's Common Equity and Related
--------------------------------------------------------------
Stockholder Matters
-------------------

   The principal markets in which the Company's common stock is traded and the related security holder matters are set forth under the caption "Company Stock Information" on the inside back cover of the Company's 2001 Annual Report to Stockholders. This information is incorporated herein by this reference thereto. The market value of the Company's common stock at the close of business on March 25, 2002, was $32.27 per share. There were approximately 30,400 stockholders of record on March 25, 2002.

Item 6.  Selected Financial Data
--------------------------------

   Selected financial data of the Company for the fiscal years 1997 through 2001 is included under the caption "Five-Year Summary of Selected Financial Data" on page 88 of the Company's 2001 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

   The information required under this item is included on pages 49 to 62 of the Company's 2001 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

   The information required under this item is included under the caption "Quantitative and Qualitative Disclosures about Market Risk" on page 60 of the Company's 2001 Annual Report to Stockholders. This information is incorporated herein by this reference thereto.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

   The Company's consolidated financial statements and related notes thereto, together with the Independent Auditors' Report and the selected quarterly financial data of the Company are presented on pages 63 to 87 and page 89 of the Company's 2001 Annual Report to Stockholders and are incorporated herein by this reference thereto.

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

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors

   The information regarding directors and nominees for directors of the Company is presented under the heading "Election of Directors" in the Company's definitive proxy statement for use in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended January 31, 2002, and is incorporated herein by this reference thereto.

Executive and Reporting Officers

                           Age                                                   Date First Appointed
                          as of                                                   as an Executive or
        Name             3/25/02                   Position                       Reporting Officer
        ----             -------                   --------                      --------------------
Lawrence R. Johnston        53     Chairman of the Board and Chief Executive           04/23/01
                                   Officer

Peter L. Lynch              50     President and Chief Operating Officer               06/23/99

Robert K. Banks             52     Executive Vice President, Development               06/20/00

Thomas E. Brother           60     Executive Vice President, Distribution              07/30/89

Robert C. Butler            53     Executive Vice President, Operations                03/21/00

Romeo R. Cefalo             52     Executive Vice President, Operations                03/21/00

Robert J. Dunst, Jr.        41     Executive Vice President and Chief                  11/19/01
                                   Technology Officer

Kathy J. Herbert            48     Executive Vice President, Human Resources           09/17/01

John R. Sims                52     Executive Vice President and                        03/25/02
                                   General Counsel

Lawrence A. Stablein        44     Executive Vice President, Marketing and             10/30/00
                                   Merchandising

Felicia D. Thornton         38     Executive Vice President and Chief Financial        08/22/01
                                   Officer

Kevin H. Tripp              47     Executive Vice President, Drug and General          12/11/00
                                   Merchandise

Steven D. Young             53     Executive Vice President, Labor Relations           12/02/91
                                   and Employment Law

Ertharin Cousin             44     Senior Vice President, Public Affairs               03/15/02

Richard J. Navarro          49     Senior Vice President and Controller                12/22/86

   Lawrence R. Johnston has served as Chairman of the Board and Chief Executive Officer since April 23, 2001. Previously he served as President and Chief Executive Officer, General Electric Appliances Division from November 1999; President and Chief Executive Officer, General Electric Medical Systems-Europe, Middle East and Africa from 1997; Chairman of General Electric Company's European Corporate Executive Council from 1998 to 1999 and Vice President, Sales and Distribution of GE Appliances Division from 1989 to 1997.

   Peter L. Lynch became President and Chief Operating Officer on March 21, 2000 and was appointed to the Board of Directors in July 2001. Previously he served as Executive Vice President, Operations from June 23, 1999; Executive Vice President and General Manager of the Acme Division of American Stores Company from 1998 and Senior Vice President, Store Operations of the Jewel-Osco Division of American Stores Company from December 1995.

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

   Robert J. Dunst, Jr. became Executive Vice President and Chief Technology Officer on November 19, 2001. Previously he served as Vice President, Applications Development, Safeway, Inc. and Director, Systems Architecture and Infrastructure, Safeway, Inc. from 1995.

   Kathy J. Herbert became Executive Vice President, Human Resources on September 17, 2001. Previously she served as Vice President, Human Resources, Jewel-Osco Division, American Stores Company and subsequently Albertson's Inc. from April 1998 and Director, Personnel Training, for Jewel-Osco Division, American Stores Company from 1996 to 1998.

   John R. Sims became Executive Vice President and General Counsel on March 25, 2002. Previously, he was Vice President and Deputy General Counsel with Federated Department Stores, Inc. from 1990.

   Lawrence A. Stablein was promoted to Executive Vice President, Marketing and Merchandising on October 30, 2000. Previously he served as Senior Vice
President,  Marketing  for  Jewel-Osco  from 1997 and Senior Vice  President  of
Marketing and Formats in American Stores Properties, Inc. group in Salt Lake City from October 1995.

   Felicia D. Thornton became Executive Vice President and Chief Financial Officer on August 22, 2001. Previously she was a business consultant for HASC from January 2001; Group Vice President, Kroger Co. from February 1999 and Group Vice President, Corporate Planning and Accounting, Kroger Co. from February 1996.

   Kevin H. Tripp was promoted to Executive Vice President, Drug and General Merchandise on December 11, 2000. Previously he served as President, Drug Region from June 1999; Executive Vice President and General Manager, American Drug Stores from November 1997 and Senior Vice President, Pharmacy Sales and Operations from January 1995.

   Steven D. Young became Executive Vice President, Labor Relations and Employment Law on September 17, 2001. Previously he served as Executive Vice President, Human Resources from January 1999 and Senior Vice President, Human Resources from 1993.

   Ertharin Cousin became an Executive Officer on March 15, 2002. She was promoted to Senior Vice President, Public Affairs on June 1, 2001. Previously she served as Group Vice President, Public Affairs from 2000 and Vice President, Government and Community Affairs of the Jewel-Osco Division of American Stores Company and subsequently Albertson's Inc. from 1997.

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

PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)1      Financial Statements:

             The Independent Auditors' Reports, together with the Consolidated Financial Statements and the related notes thereto, are listed below and are incorporated herein by this reference thereto from pages 63 to 87 of the Company's Annual Report to Stockholders for the year ended January 31, 2002:

             Consolidated Earnings - years ended January 31, 2002;
               February 1, 2001; February 3, 2000.

             Consolidated Balance Sheets -- January 31, 2002; February 1, 2001.

             Consolidated Cash Flows - years ended January 31, 2002;
               February 1, 2001; February 3, 2000.

             Consolidated Stockholders' Equity -- years ended January 31,
               2002; February 1, 2001; February 3, 2000.

             Notes to Consolidated Financial Statements.

             Independent Auditors' Report.


          Quarterly Financial Data:

             Quarterly Financial Data for the years ended January 31, 2002, and February 1, 2001,is set forth on page 89 of the Annual Report to Stockholders for the year ended January 31, 2002, and is incorporated herein by this reference thereto.

(a)2      Schedules:

             All schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or notes thereto.

(a)3      Exhibits:

             A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 16 hereof.

(b) Their were no reports on Form 8-K filed during the quarter ended January 31, 2002.



   For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Company hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statements on Form S-8 Nos. 2-80776, 33-2139, 33-7901, 33-15062, 33-43635, 33-62799, 33-59803, 333-82157, 333-82161,
333-87773, and 333-73194.

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

                                   ALBERTSON'S, INC.


                                   By   LAWRENCE R. JOHNSTON
                                   ---------------------------------------------
                                          Lawrence R. Johnston
                                       (Chairman of the Board and
                                        Chief Executive Officer)


Date:  April 18, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 18, 2002.




         LAWRENCE R. JOHNSTON                         PETER L. LYNCH
--------------------------------------    --------------------------------------
         Lawrence R. Johnston                         Peter L. Lynch
      (Chairman of the Board and              (President and Chief Operating
     Chief Executive Officer and                   Officer and Director)
              Director)


         FELICIA D. THORNTON                        RICHARD J. NAVARRO
--------------------------------------    --------------------------------------
         Felicia D. Thornton                        Richard J. Navarro
      (Executive Vice President                   (Senior Vice President
     and Chief Financial Officer)                    and Controller)


            A. GARY AMES                             CECIL D. ANDRUS
--------------------------------------    --------------------------------------
            A. Gary Ames                             Cecil D. Andrus
             (Director)                                 (Director)


           PAMELA G. BAILEY                            TERESA BECK
--------------------------------------    --------------------------------------
           Pamela G. Bailey                            Teresa Beck
              (Director)                               (Director)

           HENRY I. BRYANT                           PAUL I. CORDDRY
--------------------------------------    --------------------------------------
           Henry I. Bryant                           Paul I. Corddry
              (Director)                                (Director)


            BONNIE G. HILL                           CLARK A. JOHNSON
--------------------------------------    --------------------------------------
            Bonnie G. Hill                           Clark A. Johnson
              (Director)                                (Director)


            VICTOR L. LUND                            BEATRIZ RIVERA
--------------------------------------    --------------------------------------
            Victor L. Lund                            Beatriz Rivera
              (Director)                                (Director)


              J.B. SCOTT                              WILL M. STOREY
--------------------------------------    --------------------------------------
              J.B. Scott                              Will M. Storey
              (Director)                                (Director)

                                Index to Exhibits
                          Filed with the Annual Report
                              on Form 10-K for the
                           Year Ended January 31, 2002

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

 3.2       By-Laws dated March 15, 2001 are incorporated  herein by reference to
           Exhibit 3.2 of Form 10-K for the year ended February 1, 2001.

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

Number     Description

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

10.2 Agreement between the Company and Gary G. Michael dated December 22, 2000 is incorporated herein by reference to Exhibit 10.2 of Form 10-K for the year ended February 1, 2001.*

10.3 Form of Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.3 of Form 10-K for the year ended February 1, 2001.*

10.4       Employment  Agreement  between the Company and  Lawrence R.  Johnston
           dated   April  23,  2001  is  incorporated  herein  by  reference  to
           Exhibit 10.4 of Form 8-K filed on April 26, 2001.*

10.4.1 Amendment to Employment Agreement between the Company and Lawrence R. Johnston dated July 19, 2001.*

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

10.6.3     Amendment to Executive  Deferred  Compensation  Plan (dated March 15,
           2001) is incorporated herein by reference to Exhibit 10.6.3 of Form 10-K for the year ended February 1, 2001.*

10.7 Senior Operations Executive Officer Bonus Plan is incorporated herein by reference to Exhibit 10.7 of Form 10-K for the year ended January 30, 1997.*

Number     Description

10.8       Form of Consulting  Agreement  with Special  Advisors to the Board of
           Directors dated as of March 15, 2001 is incorporated herein by reference to Exhibit 10.8 of Form 10-K for the year ended February 1, 2001.*

10.9 Description of Bonus Incentive Plans (amended December 3, 1984) is incorporated herein by reference to Exhibit 10.9 of Form 10-K for the year ended January 31, 1985.*

10.10      2000  Deferred   Compensation   Plan  (dated   January  1,  2000)  is
           incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended February 3, 2000.*

10.11 Employment Agreement between the Company and John R. Sims effective April 3, 2002.*

10.12 Employment Agreement between the Company and Robert J. Dunst, Jr. dated November 16, 2001 is incorporated herein by reference to
           Exhibit 10.42 to Form 10-Q for the quarter ended November 1, 2001.*

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

Number     Description

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

10.18.1 Amendment to Executive Pension Makeup Trust (dated July 24, 1998) is incorporated herein by reference to Exhibit 10.18.1 of Form 10-K for the year ended February 3, 2000.*

10.18.2 Amendment to Executive Pension Makeup Trust (dated December 1, 1998) is incorporated herein by reference to Exhibit 10.18.1 of Form 10-Q for quarter ended October 29, 1998.*

10.18.3 Amendment to Executive Pension Makeup Trust (dated December 1, 1999) is incorporated herein by reference to Exhibit 10.18.3 of Form 10-K for year ended February 3, 2000.*

10.18.4 Amendment to Executive Pension Makeup Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.18.4 of Form 10-K for year ended February 1, 2001.*

Number     Description

10.19 Executive Deferred Compensation Trust (dated February 1, 1989) is incorporated herein by reference to Exhibit 10.19 of Form 10-K for year ended February 2, 1989.*

10.19.1    Amendment to Executive  Deferred  Compensation  Trust (dated July 24,
           1998) is incorporated herein by reference to Exhibit 10.19.1 of Form 10-K for year ended February 3, 2000.*

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

10.19.4    Amendment to Executive  Deferred  Compensation Trust (dated March 31,
           2000) is incorporated herein by reference to Exhibit 10.19.4 of Form 10-K for year ended February 1, 2001.*

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

10.21.2 Amendment to Non-Employee Directors' Deferred Compensation Plan (dated March 15, 2001) is incorporated herein by reference to
           Exhibit 10.21.2 of Form 10-K for the year ended February 1, 2001.*

Number     Description

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

10.22.4 Amendment to 1990 Deferred Compensation Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.22.4 of Form 10-K for year ended February 1, 2001.*

10.23      2000  Deferred   Compensation   Trust  (dated  January  1,  2000)  is
           incorporated herein by reference to Exhibit 10.23 of Form 10-K for year ended February 3, 2000.*

10.23.1    Amendment to the 2000  Deferred  Compensation  Trust (dated March 31,
           2000) is incorporated herein by reference to Exhibit 10.23.1 of Form 10-K for year ended February 1, 2001.*

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

10.25.2 Amendment to 1995 Stock Option Plan for Non-Employee Directors (dated March 15, 2001) is incorporate herein by reference to Exhibit 10.25.2 of Form 10-K for the year ended February 1, 2001.*

Number     Description

10.26      Amended   and   Restated  1995  Stock-Based  Incentive  Plan   (dated
           November  12,  1998)   is   incorporated   herein   by  reference  to
           Exhibit  10.26 of Form 10-Q for the quarter ended October 29, 1998.*

10.26.1    Amendment to Amended and Restated  1995  Stock-Based  Incentive  Plan
           (dated  March 15,  2001)   is  incorporate  herein  by  reference  to
           Exhibit 10.26.1 of Form 10-K for the year ended February 1, 2001.*

10.27 Termination and Consulting Agreement by and among American Stores Company, Albertson's, Inc. and Victor L. Lund is incorporated herein by reference to Exhibit 10.27 of Form 10-K for the year ended January 28, 1999.*

10.28 Credit Agreement (5-year) (dated March 22, 2000) is incorporated herein by reference to Exhibit 10.28 of Form 10-K for the year ended February 3, 2000.

10.28.1 Amendment to Credit Agreement (5-year) (dated March 15, 2001) is incorporated by reference to Exhibit 10.28.1 of Form 10-K for the year ended February 1, 2001.

10.29      Amended and  Restated  Credit  Agreement  (364-day)  (dated March 13,
           2002).

10.30 American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of Form S-8 filed by American Stores Company (Commission File Number 1-5392) on July 13, 1998.*

10.30.1 Amendment to American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on December 11, 1998.*

10.31 American Stores Company 1997 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit B of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.31.1 Amendment to American Stores Company 1997 Stock Option and Stock Award Plan, dated as of October 8, 1998, is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on December 11, 1998.*

10.31.2 Amendment to American Stores Company 1997 Stock Plan for Non-Employee Directors (dated March 15, 2001) is incorporated by reference to
           Exhibit 10.31.2 of Form 10-K for the year ended February 1, 2001.*

Number     Description

10.32 American Stores Company 1997A Stock Option and Stock Award Plan, dated as of March 27, 1997, is incorporated herein by reference to
           Exhibit 4.11 of the S-8 Registration Statement (Registration No. 333-82157) filed by Albertson's, Inc. on July 2, 1999.*

10.33 American Stores Company 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit C of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.34 American Stores Company Amended and Restated 1989 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.13 of the S-8 Registration Statement (Registration No. 333-82157) filed by Albertson's, Inc. on July 2, 1999.*

10.35 American Stores Company Amended and Restated 1985 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.14 of the S-8 Registration Statement (Registration No. 333-82157) filed by Albertson's, Inc. on July 2, 1999.*

10.36 Employment Agreement between the Company and Peter L. Lynch dated January 26, 2001 is incorporated herein by reference to Exhibit 10.36 to Form 10-Q for the quarter ended August 2, 2001.*

10.36.1 Amendment to Employment Agreement between the Company and Peter L. Lynch dated April 23, 2001 is incorporated herein by reference to
           Exhibit 10.36.1 to Form 10-Q for the quarter ended August 2, 2001.*

10.37 Agreement between the Company and Peter L. Lynch dated June 18, 1999 is incorporated herein by reference to Exhibit 10.37 to Form 10-Q for the quarter ended August 2, 2001.*

10.38      Albertson's Voluntary Separation Plan for officers effective July 18,
           2001  is  incorporated  herein  by  reference  to   Exhibit  10.38 to
           Form 10-Q for the quarter ended August 2, 2001.*

10.39 Albertson's Severance Plan for Officers effective July 18, 2001 is incorporated herein by reference to Exhibit 10.39 to Form 10-Q for the quarter ended August 2, 2001.*

10.40      Employment  Agreement  between the  Company  and Felicia D.  Thornton
           dated   August  6,  2002  is  incorporated  herein  by  reference  to
           Exhibit 10.40 to Form 10-Q for the quarter ended August 2, 2001.*

10.41 Albertson's Amended and Restated 1995 Stock-Based Incentive Plan is incorporate herein by reference to Exhibit 10.41 to Form 10-Q for the quarter ended November 1, 2001.*

Number     Description


10.41.1 Form of 1995 Amended and Restated Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to
           Exhibit 10.41.1 to Form 10-Q for the quarter ended November 1, 2001.*

11         Inapplicable

12         Inapplicable

13 Exhibit 13 consists of pages 49 to 89 and the inside back cover of Albertson's, Inc. 2001 Annual Report to Stockholders which are numbered as pages 1 to 42 of Exhibit 13. Such report, except to the extent incorporated herein by reference, has been sent to and furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K. The references to the pages incorporated by reference are to the printed Annual Report. The references to the pages of Exhibit 13 are as follows: Item 3--page 35; Item 5-page 42;
           Item 6-page 40; Item 7-pages 1 through 14; Item 7A-page 12; and Items 8 and 14--pages 15 through 39 and page 41.

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