Form 10-Q
period 2002-05-02
ALBERTSONS INC /DE/
filed 2002-06-13
CIK 3333

FORM 10-Q




                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   For 13 Weeks Ended: May 2, 2002             Commission File Number: 1-6187



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                -----    -----

     Number of Registrant's $1.00 par value
     common shares outstanding at June 6, 2002:      407,040,939

                                                                       FORM 10-Q


                          PART I. FINANCIAL INFORMATION

                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                       (in millions except per share data)
                                   (unaudited)

                                                                        13 WEEKS ENDED
                                                           ------------------------------------------
                                                                May 2, 2002            May 3, 2001
                                                           -------------------    -------------------

Sales                                                               $ 8,921                $ 8,994
Cost of sales                                                         6,314                  6,423
                                                           -------------------    -------------------
Gross profit                                                          2,607                  2,571

Selling, general and administrative expenses                          2,119                  2,153
Restructuring charges                                                    15
Merger-related credits                                                                         (14)
                                                           -------------------    -------------------
Operating profit                                                        473                    432

Other expense:
  Interest, net                                                        (107)                  (108)
  Other, net                                                             (3)                   (11)
                                                           -------------------    -------------------

Earnings from continuing operations before income taxes                 363                    313
Income tax expense                                                      141                    129
                                                           -------------------    -------------------
Net earnings from continuing operations                                 222                    184

Discontinued operations:
  Operating (loss) income                                              (454)                     3
  Tax (benefit) expense                                                (151)                     1
                                                           -------------------    -------------------
Net (loss) earnings from discontinued operations                       (303)                     2
                                                           -------------------    -------------------

NET (LOSS) EARNINGS                                                 $   (81)               $   186
                                                           -------------------    -------------------

(LOSS) EARNINGS PER SHARE:
  Basic                                                              $(0.20)                $ 0.46
  Diluted                                                            $(0.20)                $ 0.46

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic                                                                 407                    405
  Diluted                                                               410                    408




See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q


                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                   (unaudited)

                                                                                           May 2, 2002             January 31,2002
                                                                               -------------------------    ------------------------
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                   $    383                    $     85
  Accounts and notes receivable, net                                                               605                         681
  Inventories                                                                                    2,942                       3,196
  Prepaid expenses                                                                                 137                         149
  Assets held for sale                                                                             572                         326
  Deferred income taxes                                                                            270                         172
                                                                               -------------------------    ------------------------
                TOTAL CURRENT ASSETS                                                             4,909                       4,609

LAND, BUILDINGS AND EQUIPMENT (net of accumulated depreciation and
  amortization of $5,672 and $5,753, respectively)                                               8,676                       9,282

GOODWILL                                                                                         1,399                       1,468

INTANGIBLES, net                                                                                   201                         210

OTHER ASSETS                                                                                       366                         398
                                                                               -------------------------    ------------------------
                                                                                              $ 15,551                    $ 15,967
                                                                               =========================    ========================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                            $  1,916                    $  2,093
  Salaries and related liabilities                                                                 499                         584
  Taxes other than income taxes                                                                    153                         153
  Income taxes payable                                                                             102                          51
  Self-insurance                                                                                   200                         198
  Unearned income                                                                                   92                          88
  Restructuring reserves                                                                            99                          61
  Current portion of capitalized lease obligations                                                  13                          14
  Current maturities of long-term debt                                                              35                         123
  Other                                                                                            206                         217
                                                                               -------------------------    ------------------------
                TOTAL CURRENT LIABILITIES                                                        3,315                       3,582

LONG-TERM DEBT                                                                                   5,057                       5,060

CAPITALIZED LEASE OBLIGATIONS                                                                      281                         276

SELF-INSURANCE                                                                                     314                         307

DEFERRED INCOME TAXES                                                                               63                          71

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                                   748                         756

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $1.00 par value; authorized - 10 shares; designated -
     3 shares of Series A Junior Participating; issued - none
   Common stock - $1.00 par value; authorized - 1,200 shares; issued -
     407 shares and 407 shares, respectively                                                       407                         407
   Capital in excess of par                                                                        110                          94
   Accumulated other comprehensive loss                                                            (19)                        (19)
   Retained earnings                                                                             5,275                       5,433
                                                                               -------------------------    ------------------------
                                                                                                 5,773                       5,915
                                                                               -------------------------    ------------------------
                                                                                              $ 15,551                    $ 15,967
                                                                               =========================    ========================

See Notes to Consolidated Financial Statements.

                                                                       FORM 10-Q


                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                                   13 WEEKS ENDED
                                                                                    -------------------------------------------
                                                                                           May 2, 2002             May 3, 2001
                                                                                    --------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                                                         $    (81)               $    186
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                                251                     248
      Goodwill amortization                                                                                                 14
      Restructuring and other noncash charges                                                      416
      Noncash merger-related credits                                                                                       (13)
      Net loss on asset sales                                                                        9                      14
      Net deferred income taxes and other                                                         (101)                      1
      Decrease in cash surrender value of Company-owned life insurance                               4                      11
    Changes in operating assets and liabilities:
        Receivables and prepaid expenses                                                            86                       9
        Inventories                                                                                218                     (31)
        Accounts payable                                                                          (177)                     94
        Other current liabilities                                                                   (5)                    103
        Self-insurance                                                                               8                      13
        Unearned income                                                                              5                     (10)
        Other long-term liabilities                                                                 (9)                    (36)
                                                                                    --------------------    -------------------
  Net cash provided by operating activities                                                        624                     603

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                            (288)                   (338)
  Proceeds from disposal of land, building and equipment                                            42                      11
  Proceeds from disposal of assets held for sale                                                    69                      15
  Decrease (increase) in other assets                                                               13                     (17)
                                                                                    --------------------    -------------------
  Net cash used in investing activities                                                           (164)                   (329)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                                                       604
  Net commercial paper and bank line activity                                                                             (385)
  Payments on long-term borrowings                                                                 (95)                    (19)
  Cash dividends paid                                                                              (77)                    (77)
  Proceeds from stock options exercised                                                             10
                                                                                    --------------------    -------------------
  Net cash (used in) provided by financing activities                                             (162)                    123
                                                                                    --------------------    -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          298                     397

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    85                      57
                                                                                    --------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    383                $    454
                                                                                    ====================    ===================

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

   As of  May  2,  2002,  the  Company  operated  2,315  stores  in 33  Western,
Midwestern, Eastern and Southern states and 19 distribution centers, strategically located in the Company's operating markets. The Company also operated 186 fuel centers near existing stores.

Basis of Presentation
   The accompanying unaudited consolidated financial statements include the results of operations, account balances and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2001 Annual Report on Form 10K. The results of operations for the 13 weeks ended May 2, 2002, are not necessarily indicative of results for a full year.

   The Company's Consolidated Balance Sheet at January 31, 2002, has been derived from the audited consolidated financial statements at that date.

   The preparation of the Company's consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Inventory
   Net income reflects application of the LIFO method of valuing certain inventories, based upon estimated annual inflation ("LIFO Indices"). Albertson's recorded pretax LIFO expense of $5 and $8 for the 13 weeks ended May 2, 2002, and May 3, 2001, respectively. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Earnings Per Share ("EPS")
   Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding shares reduced by the dilutive effect of stock options.

                                                                       FORM 10-Q


The following table details the computation of EPS (shares in millions):

                                                                                            13 WEEKS ENDED
                                                                     ---------------------------------------------------------
                                                                               May 2, 2002                     May 3, 2001
                                                                     ----------------------------    -------------------------
                                                                            Diluted       Basic           Diluted     Basic
                                                                     --------------- ------------    ------------- -----------
Net (loss) earnings                                                           $(81)       $(81)             $186       $186
                                                                     =============== ============    ============= ===========

Weighted average common shares outstanding                                     407         407               405        405
Potential common share equivalents                                               3                             3
                                                                     --------------- ------------    ------------- -----------

Weighted average shares outstanding                                            410         407               408        405
                                                                     =============== ============    ============= ===========
(Loss) earnings per common share and common share equivalent                $(0.20)     $(0.20)            $0.46      $0.46
                                                                     =============== ============    ============= ===========

Calculation of potential common share equivalents:
  Options to purchase potential common shares                                   17                            11
  Potential common shares assumed purchased with proceeds                      (14)                           (8)
                                                                     ---------------                 -------------
  Potential common share equivalents                                             3                             3
                                                                     ===============                 =============

Calculation of potential common shares assumed purchased with potential proceeds:
  Potential proceeds from exercise of options to purchase common
    shares                                                                   $ 449                         $ 252
  Common stock price used under the treasury stock method                   $31.76                        $29.52
  Potential common shares assumed purchased with potential
    proceeds                                                                    14                             8

   Anti-dilutive shares totaling 13 million and 16 million have been excluded from potential common share equivalents for the 13 weeks ended May 2, 2002, and May 3, 2001, respectively.

Comprehensive Income
   Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders' equity. Items of comprehensive income other than net earnings were insignificant for the periods ended May 2, 2002, and May 3, 2001.

Reclassifications
   Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Reporting Periods
   The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the fiscal year ends on the Thursday nearest to January 31 each year.

Discontinued Operations / Market Exits
   On March 13, 2002, the Company's Board of Directors approved the second phase of the Company's restructuring plan designed to improve future financial results and to drive future competitiveness. This phase of the plan included the complete exit of certain markets through the sale or closure of 95 stores and two distribution centers. The operations and resulting gains and losses related to these market exits have been included in discontinued operations in the Company's Consolidated Earnings statement. Discontinued operations presentation is required due to the Company's adoption of Statement of Financial Accounting Standard (SFAS) No. 144 (refer to "Recently Adopted Accounting Standards").

                                                                       FORM 10-Q

   Discontinued operations consisted of sales of $256 and $337 for the 13 weeks ended May 2, 2002, and May 3, 2001, respectively, and a pre-tax (loss) gain of $(454) and $3, respectively. For the 13 weeks ended May 2, 2002, the $454 pre-tax loss consisted of operating losses of $10 and $444 of asset impairments, lease liabilities and other costs. The following table presents the $444 of pre-tax charges, incurred by category of expenditure, and related restructuring reserves included in the Company's Consolidated Balance Sheets:

                                                                                        Other Period
                                         Asset Impairments      Lease Liabilities              Costs              Total
                                        -------------------    -------------------    ---------------     --------------
  Additions                                         $ 401                    $ 26              $ 17              $ 444
  Utilization                                        (401)                                       (9)              (410)
                                        -------------------    -------------------    ---------------     --------------
Balance at May 2, 2002                              $   -                    $ 26              $  8              $  34
                                        ===================    ===================    ===============     ==============

   As part of the Company's market exit plan, all 95 stores and the two distribution centers identified for sale or closure were evaluated for lease liability or asset impairment, including goodwill, in accordance with the Company's policy.

   Other period costs consist of benefits paid in connection with notification regulations and negotiated contract terminations.

   As of May 2, 2002, assets related to discontinued operations of $350 are included with assets held for sale in the Company's Consolidated Balance Sheets. These assets include land, buildings, equipment, leasehold improvements and inventory and are being actively marketed. As of May 2, 2002, 57 of the 95 stores had been closed. In addition, 62 of the 95 stores and one distribution center had been sold or were under contract for sale as of May 2, 2002.

Restructuring
   On July 17, 2001, the Company's Board of Directors approved the initial phase of a restructuring plan designed to improve future financial results and to drive future competitiveness. The plan included certain exit costs and employee termination benefits, as described below, that will be incurred within approximately one year of the Board approval date.

         Action                                                             Status
         ------                                                             ------

         Reduction in administrative and corporate overhead                 Substantially complete

         Closing of 165 underperforming retail stores                       139 closed as of May 2, 2002

         Consolidation and elimination of four division offices             Completed

         Process streamlining                                               Ongoing

                                                                       FORM 10-Q


   As a result of this restructuring plan, the Company recorded pre-tax charges of $18 ($11 after tax) consisting of $15 restructuring and other and $3 of period costs for the 13 weeks ended May 2, 2002. The following table presents the pre-tax charges, incurred by category of expenditure, and related restructuring reserves included in the Company's Consolidated Balance Sheets:

                                                 Employee
                                          Severance Costs       Asset Impairments      Lease Liabilities          Total
                                        -------------------    --------------------    -------------------    -----------
  Balance at January 31, 2002                        $ 11                    $  -                   $ 50           $ 61
    Adjustments                                                                10                      8             18
    Utilization                                        (3)                    (10)                    (1)           (14)
                                        -------------------    --------------------    -------------------    -----------
  Balance at May 2, 2002                             $  8                    $  -                   $ 57           $ 65
                                        ===================    ====================    ===================    ===========

   Employee severance costs consist of severance pay, health care continuation costs, and outplacement service costs for employees who participated in the Company's Voluntary Separation Plan and for employees who were terminated or notified of termination under the Company's Involuntary Severance Plan. In accordance with the restructuring plan, 1,341 managerial and administrative positions above store level were identified for termination. As of May 2, 2002, 1,120 positions had been terminated.

   As part of the Company's restructuring plan, all stores were reviewed utilizing a methodology based on return on invested capital. Based on this review, the Company identified and committed to close and dispose 165 underperforming stores in 25 states. All stores identified for closure were evaluated for lease liability or asset impairment, including goodwill, in accordance with the Company's policy. As of May 2, 2002, 139 stores had been closed.

   Assets to be disposed of include land, buildings, equipment, leasehold improvements and inventory for stores and division offices that were included in the restructuring discussed above. These assets are recorded at their net realizable value of $146 and reported as assets held for sale in the Company's Consolidated Balance Sheets.

   Other costs include various expenses related to the Company's decision to exit certain insignificant businesses and the consolidation of the division offices.

Closed Store Reserves
   When executive management approves and commits to closing or relocating a store, the remaining investment in land, building, leasehold, and equipment is reviewed for impairment and the difference between book value and fair market value, less selling costs, is expensed. For properties under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. The following table shows the pre-tax expense, and related reserves, for closed stores and other surplus property:

                                                           Lease                      Asset
                                                     Liabilities                Impairments                   Total
                                              ---------------------     -----------------------     ------------------
Balance at January 31, 2002                                 $ 39                       $  -                    $ 39
  Additions                                                    1                          5                       6
  Adjustments                                                  2                         10                      12
  Utilization                                                 (7)                       (15)                    (22)
                                              ---------------------     -----------------------     ------------------
Balance at May 2, 2002                                      $ 35                       $  -                    $ 35
                                              =====================     =======================     ==================

                                                                       FORM 10-Q


   As of May 2, 2002, $24 of the reserve balance was included with accounts payable and the remaining $11 was included with other liabilities and deferred credits in the Company's Consolidated Balance Sheets. The related assets are recorded at their estimated realizable value of $76 and reported as property held for sale in the Company's Consolidated Balance Sheets.

Indebtedness
   In support of the Company's commercial paper program, the Company has three credit facilities totaling $1,400. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage of at least 2.7 times. As of May 2, 2002, the Company's consolidated tangible net worth, as defined, was approximately $4,186, and the fixed charge coverage was 4.1 times. No borrowings were outstanding under these credit facilities as of May 2, 2002.

Supplemental Cash Flow Information
   Selected cash payments and noncash activities were as follows:

                                                                                   13 Weeks Ended
                                                                ----------------------------------------------------
                                                                           May 2, 2002                 May 3, 2001
                                                                ------------------------    ------------------------
  Cash payments for:
    Income taxes                                                                  $ 45                         $ 7
    Interest, net of amounts capitalized                                           112                          36
  Noncash transactions:
    Capitalized leases incurred                                                      9                          22
    Capitalized leases terminated                                                    2
    Tax benefits related to stock options                                            1
    Decrease in cash surrender value of Company-owned
      life insurance                                                                 4                          11
    Deferred stock units expense                                                     5                           6
    Deferred tax adjustment related to stock options                                 1                           1

Capital Stock
   The Board of Directors adopted a program on December 3, 2001, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning December 6, 2001 through December 31, 2002. As of May 2, 2002, no purchases had been made under this program.

Recently Adopted Accounting Standards
   In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company adopted the provision of SFAS No. 142 on February 1, 2002, and accordingly no goodwill amortization was recorded for the 13 weeks ended May 2, 2002. According to the provisions of the Standard, the Company is currently analyzing the fair value of goodwill and will complete the first step of the impairment analysis by the end of the second quarter of 2002. The Company has not yet concluded on any potential impairment.

                                                                       FORM 10-Q


   The following table shows the proforma effect of no longer amortizing goodwill:

                                                                                   13 Weeks Ended
                                                                ----------------------------------------------------
                                                                         May 2, 2002                   May 3, 2001
                                                                ------------------------    ------------------------
Net (loss) earnings as reported                                                 $(81)                         $186
Add goodwill amortization, net of tax                                                                           14
                                                                ------------------------    ------------------------
Adjusted net (loss) earnings                                                    $(81)                         $200
                                                                ========================    ========================

Diluted (loss) earnings per share as reported                                 $(0.20)                        $0.46
Add goodwill amortization, net of tax                                                                         0.03
                                                                ------------------------    ------------------------
Adjusted (loss) earnings per share                                            $(0.20)                        $0.49
                                                                ========================    ========================

   Changes in the carrying amount of goodwill was as follows:

Goodwill as of January 31, 2002                                                                             $1,467
  Adjustment                                                                                                   (68)
                                                                                                    ----------------
Goodwill as of May 2, 2002                                                                                  $1,399
                                                                                                    ================

   The adjustment of $68 resulted from the Company's market exit restructuring plan and the write-off of goodwill associated with the discontinued operations.

   The carrying amount of intangible assets as of May 2, 2002, was as follows:

Amortized:
    FMV of operating leases                                         $ 248
    Customer lists and other contracts                                 54
                                                           ----------------
                                                                      302
    Accumulated amortization                                         (169)
                                                           ----------------
                                                                      133
Non-Amortized:
    Liquor licenses                                                    39
    Pension related intangible assets                                  29
                                                           ----------------
                                                                       68
                                                           ----------------
                                                                    $ 201
                                                           ================

   Amortized intangible assets have remaining useful lives from 2 to 38 years. Projected amortization expense for intangible assets is: $24, $21, $18, $12, and $7 for Fiscal 2002, 2003, 2004, 2005, and 2006, respectively.

   The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective February 1, 2002. SFAS No. 144 replaces SFAS No. 121 regarding impairment losses on long-lived assets to be held and used or to be disposed of. The adoption of this standard did not have a material impact on the Company's impairment policy or net earnings. However, the standard broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This resulted in classifying the operations of certain stores as discontinued operations in the Company's Consolidated Earnings statement. Under this standard, a discontinued operation is based on identifiable cash flows and therefore is defined as an individual store. Individual, insignificant discontinued operations must be aggregated together for presentation purposes.

New Accounting Standards
   In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will become effective for Albertson's on January 31, 2003. The Company is currently analyzing the effect that this standard will have on its financial statements.

                                                                       FORM 10-Q


Legal Proceedings
   In April 2000 a class action complaint was filed against Albertson's as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Mario Gardner, et al.
v. American  Stores  Company,  Albertson's,  Inc.,  American Drug Stores,  Inc.,
Sav-on Drug Stores, Inc. and Lucky Stores, Inc.) seeking recovery of overtime due to plaintiffs' allegation that they were improperly classified as exempt under California law. A class action with respect to Sav-on Drug assistant managers was certified by the court. A case with very similar claims, also involving the assistant drug managers and operating managers, was filed against the Company's subsidiary Sav-on Drug Stores, Inc. in Los Angeles Superior Court (Rocher, Dahlin et. al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. During the first quarter, the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The plaintiffs have sought review by the California Supreme Court of this class decertification. The Company is now seeking decertification of the Gardner case. The Company has strong defenses against these lawsuits, and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of these actions to have a material adverse effect on the Company's financial statements.

   In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., a wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc., Case No. 00L 009664) alleging milk price fixing. In December 2001 the Company's motion for summary judgment was denied, which denial was affirmed on appeal in April 2002. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect the ultimate resolution of this action to have a material adverse effect on the Company's financial statements.

   An agreement has been reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, which raised various issues including "off the clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who meet eligibility criteria may present their claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California may present their exempt status claims to a settlement administrator. While the Company cannot specify the exact number of individuals who are likely to submit claims and the exact amount of their claims, the $37 pre-tax ($22 after-tax) charge recorded by the Company in 1999 is the Company's current estimate of the total monetary liability, including attorney fees, for all eight cases. During the first quarter of 2001 this liability was reduced by an $18 cash payment for legal expenses.

   The Company is also involved in routine litigation incidental to operations. The Company utilizes various methods of alternative dispute resolution, including settlement discussions, to manage the costs and uncertainties inherent in the litigation process. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial statements.

                                                                       FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)

Operational Initiatives
   The Company  continues  to be focused on its five  strategic  imperatives  as
discussed  on  pages  49  and  50  of  the  Company's   2001  Annual  Report  to
Stockholders.

1) Aggressive Cost and Process Control. Through the continued focus on expenses, overhead and store processes the Company expects to achieve $250 in annualized expense reductions by the second quarter of Fiscal 2002 and an additional $250 by mid 2003 for a total of $500 in targeted annualized cost reductions.

2) Maximize Return on Invested Capital. The restructuring plan announced on July 18, 2001, that involved the closing and disposition of 165 under-performing stores is proceeding as planned. As of May 2, 2002, 139 of these stores had been sold or closed and the Company expects to sell or close the remaining 26 stores by mid 2002. The Company is also on target with its market exit plan announced March 13, 2002, which involved selling or closing a total of 95 stores and two distribution centers located in non-strategic markets. As of May 2, 2002, 57 of the 95 stores had been closed. In addition, 62 of the 95 stores and one distribution center had been sold or were under contract for sale as of May 2, 2002.

3) Customer-focused Approach to Growth. The Company's "Focus on Fresh" initiative has resulted in strong gross profit performance in the Company's fresh departments. The Company plans to continue the roll out of dual branded stores and loyalty card programs to additional markets during the remainder of Fiscal 2002.

4) Company-wide Focus on Technology. The Company has embraced a company-wide focus on technology with the goal of becoming an industry leader. The Company plans to continue to roll out its Albertsons.com on-line shopping service to additional markets.

5) Energized   Associates.   The  Company  has   continued  to  build   stronger
   communication   systems,   improve   training   programs  and  implement  new
   performance-based reward programs in order to energize associates.

                                                                       FORM 10-Q


Results of Operations

   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                                        Percent to Sales
                                                                         13 weeks ended                    Percentage
                                                             --------------------------------------         Increase
                                                                May 2, 2002          May 3, 2001           (Decrease)
                                                             -----------------     ----------------    ------------------

  Sales                                                              100.00%              100.00%             (0.8)%
  Gross profit                                                        29.23                28.58               1.4
  Selling, general and administrative expenses                        23.76                23.94              (1.6)
  Restructuring charges                                                0.17                                    n.m.
  Merger-related credits                                                                   (0.16)              n.m.
  Operating profit                                                     5.30                 4.80               9.5
  Interest, net                                                       (1.20)               (1.20)             (1.1)
  Earnings from continuing operations before income taxes              4.07                 3.48              16.2
  Net earnings from continuing operations                              2.48                 2.05              20.2
  Net (loss) earnings from discontinued operations                    (3.39)                0.02               n.m.
  Net (loss) earnings                                                 (0.91)                2.07               n.m.

   n.m. - not meaningful

   The decrease in sales is primarily attributable to the Company's restructuring initiatives directed toward selling or closing underperforming stores and exiting certain markets (including the sale of 80 New England Osco drugstores in the fourth quarter of 2001). The decrease in sales has been partially offset by increases resulting from the continued development of new stores and identical and comparable store sales increases. Identical store sales, adjusted for discontinued operations, increased 0.8% and comparable store sales, which include replacement stores, increased 1.4% on the same basis. During the quarter the Company opened 14 combination food and drug stores, and 10 stand alone drugstores, while closing 92 combination food and drug stores, 7 conventional stores, 3 warehouse stores and 28 drugstores. Of the total 130 store closings, 117 related to the Company's restructuring plan. Management estimates that during the current quarter there was overall deflation in products the Company sells of approximately 0.2% as compared to inflation of 1.1% in the first quarter of the prior year.

   In addition to store development, the Company has increased sales through its continued implementation of best practices across the Company and its customer-focused approach to growth. These programs include: the "Focus on Fresh" initiative; a renewed focus on customer service through the "Service First, Second to None" program; expansion of the preferred loyalty card program; dual branded combination stores; and expansion of the on-line shopping service.

   Gross profit, as a percent to sales, increased as a result of strong performance in fresh departments, improvements in the pharmacy department and improved shrink and inventory control processes. Improvements in the Pharmacy department resulted from the introduction of certain generic drugs and improved procurement practices. The pre-tax LIFO charge reduced gross profit by $5 (0.06% to sales) for the 13 weeks ended May 2, 2002, and $8 (0.09% to sales) for the 13 weeks ended May 3, 2001.

                                                                       FORM 10-Q


   Total selling, general and administrative (SG&A) expenses, as a percent to sales, decreased primarily as a result of the discontinuation of goodwill amortization in the current year. The Company's continued emphasis on cost control and implementing best practices across the Company through its SWIFT programs resulted in reduced labor costs as a percent to sales. These decreases were offset by increased health and welfare benefit costs.

Discontinued Operations, Restructuring and Other Non-Routine Items
   Discontinued Operations / Market Exits - On March 13, 2002, the Company's Board of Directors approved the second phase of the Company's restructuring plan designed to improve future financial results and to drive future
competitiveness.   As  a  result,   the  Company  will   completely   exit  four
underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. These market exits will occur through a combination of store closures and store sales and involve a total of 95 stores. In connection with the market exits, Albertson's announced the sale of its Tulsa, Oklahoma distribution center to Fleming Companies, Inc. and closure of its Houston, Texas distribution center. The operations and resulting gains and losses related to these market exits have been presented as discontinued operations in accordance with the adoption of SFAS No. 144.

   As a result of the market exit plan, the Company recorded a pre-tax loss from discontinued operations of $454 ($303 after tax or $0.74 per diluted share) during the 13 weeks ended May 2, 2002. The pre-tax loss is comprised of $401 for the write-down of assets to net realizable value, $26 for lease liabilities in excess of related estimated sublease income, $10 of operating losses, and $17 for other period costs associated with the discontinued operations. The total charge the Company anticipates to incur related to this plan is $475, which is substantially less than the Company's initial estimate of $580 announced in March, 2002.

   Restructuring - On July 17, 2001, the Company's Board of Directors approved a restructuring plan designed to improve future financial results and to drive future competitiveness. The plan includes certain exit costs and employee termination benefits, as described below, that will be incurred within approximately one year of the Board approval date.

         Action                                                             Status
         ------                                                             ------

         Reduction in administrative and corporate overhead                 Substantially complete

         Closing of 165 underperforming retail stores                       139 closed as of May 2, 2002

         Consolidation and elimination of four division offices             Completed

         Process streamlining                                               Ongoing

   As a result of this restructuring plan, the Company recorded pre-tax charges of $18 ($11 after tax or $.03 per diluted share) consisting of $15 restructuring and other and $3 of period costs for the 13 weeks ended May 2, 2002.

   Merger-Related Charges (Credits) - Results of operations for the 13 weeks ended May 3, 2001, include a net of $11 of pre-tax merger-related credits ($6 after tax or $0.02 per share). The net pre-tax credit included $14 of credits associated with the reversal of previously expensed impairment charges related to the sale of the American Stores' Tower in Salt Lake City, Utah on May 15, 2001, and $3 of integration charges consisting primarily of incremental labor costs associated with system conversions and training and relocation costs.

                                                                       FORM 10-Q


   Other Non-Routine Items - The Company recorded, in selling, general and administrative expenses, $9 ($5 after tax or $0.01 per share) of compensation related costs for executive management changes during the 13 weeks ended May 3, 2001.

   Summary of Discontinued Operations, Restructuring and Other Non-Routine Items - Due to the significance of discontinued operations, restructuring charges, merger-related charges (credits), other non-routine items and goodwill amortization ($14 of expense) recorded in the prior year and their effect on operating results, the following table is presented to assist in the comparison of income statement components without these charges and credits:


                                           13 Weeks Ended May 2, 2002                           13 Weeks Ended May 3, 2001
                                ------------------------------------------------    ------------------------------------------------
                                                                       Percent                                             Percent
                                        As                       As         To              As                       As         To
                                  Reported        Adj.     Adjusted      Sales        Reported        Adj.     Adjusted      Sales
                                ----------- ----------- ------------ -----------    ----------- ----------- ------------ -----------
Sales                              $8,921                   $8,921     100.00%         $8,994                   $8,994     100.00%
Cost of sales                       6,314                    6,314      70.77           6,423                    6,423      71.42
                                ----------- ----------- ------------ -----------    ----------- ----------- ------------ -----------
Gross profit                        2,607                    2,607      29.23           2,571                    2,571      28.58

Selling, general and
 administrative expenses            2,119      $   (4)       2,115      23.71           2,153      $  (27)       2,126      23.63
Restructuring charges and
 other                                 15         (15)
Merger-related credits                                                                    (14)         14
                                ----------- ----------- ------------ -----------    ----------- ----------- ------------ -----------
Operating profit                      473          19          492       5.52             432          13          445       4.95
Other expenses:
 Interest, net                       (107)                    (107)     (1.20)           (108)                    (108)     (1.20)
 Other, net                            (3)                      (3)     (0.03)            (11)                     (11)     (0.12)
                                ----------- ----------- ------------ -----------    ----------- ----------- ------------ -----------
Earnings from continuing
 operations before income taxes       363          19          382       4.29             313          13          326       3.63
Income tax expense                    141           8          149       1.67             129          (1)         128       1.43
                                ----------- ----------- ------------ -----------    ----------- ----------- ------------ -----------
Net earnings from continuing
 operations                           222          11          233       2.62             184          14          198       2.20
Discontinued operations:
 Operating (loss) income             (454)        454                                       3          (3)
 Tax (benefit) expense               (151)        151                                       1          (1)
                                ----------- ----------- ------------ -----------    ----------- ----------- ------------ -----------
Net (loss) earnings from
 discontinued operations             (303)        303                                       2          (2)
                                ----------- ----------- ------------ -----------    ----------- ----------- ------------ -----------
Net (loss) earnings                $  (81)     $  314       $  233       2.62%         $  186      $   12       $  198       2.20%
                                =========== =========== ============ ===========    =========== =========== ============ ===========

Earnings per share:
  Basic                            $(0.20)     $ 0.77       $ 0.57                     $ 0.46      $ 0.03       $ 0.49
  Diluted                           (0.20)       0.77         0.57                       0.46        0.03         0.48

                                                                       FORM 10-Q


   The costs of the Company's restructuring plan have resulted in significant charges and incremental expenses. These costs had significant effects on the results of operations of the Company. Through May 2, 2002, the Company has recognized total pre-tax charges of $1,023 ($652 after tax) associated with the Company's restructuring plan and related discontinued operations. The total noncash portion of these charges amounted to $834 and the Company expects to generate net cash proceeds of approximately $555 (before tax) when all of the related assets are sold.

Liquidity and Capital Resources
   Cash provided by operating activities during the 13 weeks ended May 2, 2002, was $624 compared to $603 in the prior year. Free cash flow, defined as funds provided by operating activities less net capital expenditures (including proceeds from disposal of assets held for sale) and dividends paid, was $370 for the 13 weeks ended May 2, 2002, compared to $214 in the prior year. The increase in free cash flows resulted primarily from the Company's initiative to dispose of surplus property, underperforming stores and other assets related to market exits.

   The implementation of the Company's strategic imperative to maximize return on invested capital (see Operational Initiatives) is expected to further enhance working capital by eliminating unproductive assets and reducing inventory and accounts receivable levels. Future sales of property held for sale over the next several quarters is expected to provide significant positive cash flow for the Company.

   The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. The Company had no commercial paper or bank line borrowings outstanding at May 2, 2002, or January 31, 2002.

   In support of the Company's commercial paper program, the Company has three credit facilities totaling $1,400. These agreements also contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage of at least 2.7 times. As of May 2, 2002, the Company's consolidated tangible net worth, as defined, was approximately $4,186, and the fixed charge coverage was 4.1 times. No borrowings were outstanding under these credit facilities as of May 2, 2002.

   The Company filed a shelf registration statement with the Securities and Exchange Commission (SEC), which became effective in February 2001 (the "2001 Registration Statement"), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of Albertson's common stock. As of May 2, 2002, securities up to $2,400 of principal remain available for issuance under the Company's 2001 Registration Statement.

   The Board of Directors adopted a program on December 3, 2001, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning December 6, 2001, through December 31, 2002. As of May 2, 2002, no purchases had been made under this program.

Contractual Obligations and Commercial Commitments
   There have been no material changes regarding the Company's contractual obligations and commercial commitments from the information provided under the caption "Contractual Obligations and Commercial Commitments" on page 58 and 59 of the Company's 2001 Annual Report to Stockholders.

                                                                       FORM 10-Q


Letters of Credit
   The Company had outstanding Letters of Credit of $60 as of May 2, 2002, all of which were issued under separate bilateral agreements with multiple financial institutions. Of the $60 outstanding at May 2, 2002, $46 were standby letters of credit covering primarily workers' compensation or performance obligations. The remaining $14 were commercial letters of credit supporting the Company's merchandise import program. The Company pays issuance fees that vary, depending on type, up to 0.5% of the outstanding balance of the letters of credit.

Off Balance Sheet Arrangements
   Albertson's, Inc. has no significant investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America. Investments that are accounted for under the equity method have no liabilities associated with them that would be considered material to Albertson's.

Quantitative and Qualitative Disclosures about Market Risk
   There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures About Market Risk' on page 60 of the Company's 2001 Annual Report to Stockholders.

Related Party Transactions
   There have been no material related party transactions during the 13 weeks ended May 2, 2002, or May 3, 2001.

Recent Accounting Standards
   The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective February 1, 2002. In accordance with this standard, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested at least annually for impairment. The Company is in the process of testing goodwill for impairment and will complete the analysis by the end of the second quarter of 2002.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will become effective for Albertson's on January 31, 2003. The Company is currently analyzing the effect that this standard will have on its financial statements.

Environmental
   The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and groundwater contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of businesses). The Company conducts an ongoing program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition of the Company. Charges against earnings for environmental remediation were not material for the 13 weeks ended May 2, 2002, or May 3, 2001.

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

                                                                       FORM 10-Q

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

   Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking information.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
   The information required under this item is included in the Notes to Consolidated Financial Statements under the caption "Legal Proceedings" on page 11 of Part I, Financial Information of this Report on Form 10-Q. This information is incorporated herein by this reference thereto.

Item 2.  Changes in Securities
   In accordance with the Company's $1,400 revolving credit agreements, the Company's consolidated tangible net worth, as defined, shall not be less than $3,000.

Item 3.  Defaults upon Senior Securities
   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
   The Company held its Annual Meeting of Stockholders on June 6, 2002, and transacted the following business:

    (1)  Election of Class I Directors:

                    Nominee                              Votes For               Votes Withheld
         ------------------------------ --------------------------- ----------------------------
         Teresa Beck                                   359,411,391                   10,328,875
         Bonnie G. Hill                                363,304,853                    6,435,413
         Lawrence R. Johnston                          361,169,870                    8,570,396
         Peter L. Lynch                                361,844,030                    7,896,236

                                                                       FORM 10-Q


         Continuing Class II Directors (Term expiring in 2003):

         A. Gary Ames                                Paul I. Corddry
         Henry I. Bryant                             Beatriz Rivera


         Continuing Class III Directors (Term expiring in 2004):

         Cecil D. Andrus                             J.B. Scott
         Pamela G. Bailey                            Will M. Storey

    (2)  Ratification of Appointment of Independent Auditors:

                     Votes For            Votes Against             Abstentions
         ---------------------- ------------------------ -----------------------
                   354,086,300               14,009,594               1,644,372

    (3) Approval of the Albertson's, Inc. Executive Officers' Annual Incentive Compensation Plan:

                     Votes For            Votes Against             Abstentions
         ---------------------- ------------------------ -----------------------
                   345,306,308               21,242,376               3,191,582

    (4)  Shareholder  proposal  to  recommend declassification  of the  Board of
         Directors:

                     Votes For            Votes Against             Abstentions
         ---------------------- ------------------------ -----------------------
                   197,595,074              126,152,098               3,768,550

    (5)  Shareholder   proposal  to  adopt  a  policy  to   identify  and  label
         genetically engineered foods:

                     Votes For            Votes Against             Abstentions
         ---------------------- ------------------------ -----------------------
                    11,733,481              303,838,686              11,943,555

    (6) Shareholder proposal to endorse the CERES Principles for public environmental accountability:

                     Votes For            Votes Against             Abstentions
         ---------------------- ------------------------ -----------------------
                    17,563,011              299,818,533              10,134,178

    (7) Shareholder proposal to have the Company appoint as auditors only those firms that agree not to provide non-auditing consulting services:

                     Votes For            Votes Against             Abstentions
         ---------------------- ------------------------ -----------------------
                    40,426,035              282,878,924               4,210,763


Item 5.  Other Information
   None

                                                                       FORM 10-Q


Item 6.  Exhibits and Reports on Form 8-K
   a.  Exhibits

         10.42 Albertson's, Inc. Executive Officers' Annual Incentive Compensation Plan.


   b. There were no reports on Form 8-K filed during the quarter ended May 2, 2002.



                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ALBERTSON'S, INC.
                                      --------------------------------------
                                                   (Registrant)



Date: June 13, 2002                   /S/ Felicia D. Thornton
                                      --------------------------------------
                                      Felicia D. Thornton
                                      Executive Vice President
                                        and Chief Financial Officer