Form 10-Q
period 2002-08-01
ALBERTSONS INC /DE/
filed 2002-09-13
CIK 3333

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549





                         -------------------------------


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For 13 Weeks Ended: August 1, 2002                Commission File Number: 1-6187



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

     Number of Registrant's $1.00 par value
     common shares outstanding at September 6, 2002: 398,876,409

PART I.  FINANCIAL INFORMATION

                                ALBERTSON'S, INC.
                              CONSOLIDATED EARNINGS
                       (in millions except per share data)
                                   (unaudited)

                                                             13 WEEKS ENDED                          26 WEEKS ENDED
                                                   ----------------------------------    --------------------------------------
                                                         August 1,        August 2,             August 1,          August 2,
                                                              2002             2001                  2002               2001
                                                   ---------------- -----------------    ------------------ -------------------

Sales                                                       $8,941           $9,235               $17,862            $18,229
Cost of sales                                                6,317            6,648                12,631             13,071
                                                   ---------------- -----------------    ------------------ -------------------
Gross profit                                                 2,624            2,587                 5,231              5,158

Selling, general and administrative expenses                 2,148            2,256                 4,269              4,410
Restructuring (credits) charges and other                      (37)             475                   (22)               475
Merger-related credits                                                           (1)                                     (15)
                                                   ---------------- -----------------    ------------------ -------------------
Operating profit (loss)                                        513             (143)                  984                288

Other expenses:
  Interest, net                                               (103)            (109)                 (208)              (216)
  Other, net                                                   (14)              (1)                  (17)               (12)
                                                   ---------------- -----------------    ------------------ -------------------
Earnings (loss) from continuing operations
  before income taxes                                          396             (253)                  759                 60
Income tax expense (benefit)                                   156              (99)                  297                 30
                                                   ---------------- -----------------    ------------------ -------------------

Net earnings (loss) from continuing operations                 240             (154)                  462                 30
Discontinued operations:
  Operating profit (loss)                                       20                6                  (434)                 9
  Income tax expense (benefit)                                   7                3                  (144)                 4
                                                   ---------------- -----------------    ------------------ -------------------
Net Earnings (loss) from discontinued operations                13                3                  (290)                 5
                                                   ---------------- -----------------    ------------------ -------------------
NET EARNINGS (LOSS)                                         $  253           $ (151)              $   172            $    35
                                                   ---------------- -----------------    ------------------ -------------------


EARNINGS (LOSS) PER SHARE:
  Basic                                                     $ 0.62           $(0.37)              $  0.42            $  0.09
  Diluted                                                     0.62            (0.37)                 0.42               0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
  Basic                                                        407              406                   407                406
  Diluted                                                      409              406                   409                408









See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (in millions except par value)
                                   (unaudited)

                                                                           August 1, 2002            January 31, 2002
                                                                     ----------------------    ------------------------
                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $    820                    $     85
   Accounts and notes receivable, net                                                 592                         695
   Inventories                                                                      2,984                       3,196
   Prepaid expenses                                                                    99                         149
   Refundable income taxes                                                             51
   Assets held for sale                                                               221                         326
   Deferred income taxes                                                              145                         172
                                                                     ----------------------    ------------------------
                TOTAL CURRENT ASSETS                                                4,912                       4,623

LAND, BUILDINGS AND EQUIPMENT (net of
  accumulated depreciation and amortization
  of $5,856 and $5,753, respectively)                                               8,815                       9,282

GOODWILL, net                                                                       1,399                       1,468

INTANGIBLES, net                                                                      191                         210

OTHER ASSETS                                                                          330                         398
                                                                     ----------------------    ------------------------
                                                                                 $ 15,647                    $ 15,981
                                                                     ======================    ========================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $  2,012                    $  2,107
   Salaries and related liabilities                                                   539                         584
   Taxes other than income taxes                                                      173                         153
   Income taxes payable                                                                                            51
   Self-insurance                                                                     205                         198
   Unearned income                                                                     80                          88
   Restructuring reserves                                                              52                          61
   Current portion of capitalized lease obligations                                    13                          14
   Current maturities of long-term debt                                               130                         123
   Other                                                                              204                         217
                                                                     ----------------------    ------------------------
                TOTAL CURRENT LIABILITIES                                           3,408                       3,596

LONG-TERM DEBT                                                                      4,954                       5,060

CAPITALIZED LEASE OBLIGATIONS                                                         285                         276

SELF-INSURANCE                                                                        321                         307

DEFERRED INCOME TAXES                                                                  51                          71

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                      745                         756

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $1.00 par value; authorized
     - 10 shares; designated - 3 shares of Series A
     Junior Participating; issued - none
   Common stock - $1.00 par value; authorized - 1,200 shares;
     issued - 404 shares and 407 shares, respectively                                 404                         407
   Capital in excess of par                                                           120                          94
   Accumulated other comprehensive loss                                               (19)                        (19)
   Retained earnings                                                                5,378                       5,433
                                                                     ----------------------    ------------------------
                                                                                    5,883                       5,915
                                                                     ----------------------    ------------------------
                                                                                 $ 15,647                    $ 15,981
                                                                     ======================    ========================

See Notes to Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                             CONSOLIDATED CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                                 26 WEEKS ENDED
                                                                                     ----------------------------------------
                                                                                          August 1,               August 2,
                                                                                               2002                    2001
                                                                                     ----------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                             $   172                 $    35
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                            496                     495
       Goodwill amortization                                                                                             28
       Discontinued operations noncash charges                                                  356
       Restructuring and other noncash (credits) charges                                         (3)                    454
       Noncash merger-related credits                                                                                   (13)
       Net loss on asset sales                                                                                           12
       Net deferred income taxes and other                                                       18                    (199)
       Decrease in cash surrender value of Company-owned life insurance                          18                      13
     Changes in operating assets and liabilities:
         Receivables and prepaid expenses                                                       152                      92
         Inventories                                                                            244                      80
         Accounts payable                                                                       (96)                    (31)
         Other current liabilities                                                             (149)                    110
         Self-insurance                                                                          21                      30
         Unearned income                                                                         (6)                    (25)
         Other long-term liabilities                                                            (12)                    (49)
                                                                                    ----------------     -------------------
   Net cash provided by operating activities                                                  1,211                   1,032

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                        (683)                   (742)
   Proceeds from disposal of land, buildings and equipment                                       78                      34
   Proceeds from disposal of assets held for sale                                               430                      85
   Decrease (increase) in other assets                                                           21                      (5)
                                                                                    ----------------     -------------------
   Net cash used in investing activities                                                       (154)                   (628)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                                                   613
   Net commercial paper and bank line activity                                                                         (743)
   Payments on long-term borrowings                                                            (107)                    (52)
   Cash dividends paid                                                                         (154)                   (154)
   Proceeds from stock options exercised                                                         15                      15
   Common Stock purchased and retired                                                           (76)
                                                                                    ----------------     -------------------
   Net cash used in financing activities                                                       (322)                   (321)
                                                                                    ----------------     -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       735                      83

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 85                      57
                                                                                    ----------------     -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   820                 $   140
                                                                                    ================     ===================




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

   As of August 1, 2002, the Company operated 2,267 stores in 31 Western, Midwestern, Eastern and Southern states and 17 distribution centers, strategically located in the Company's operating markets. The Company also operated 174 fuel centers near existing stores.

Basis of Presentation
   The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

   In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the 26 weeks ended August 1, 2002, are not necessarily indicative of results for a full year.

   The Company's Consolidated Balance Sheet as of January 31, 2002, has been derived from the audited consolidated financial statements as of that date.

   The preparation of the Company's consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Inventory
   Net earnings reflects the application of the LIFO method of valuing certain inventories, based upon estimated annual inflation ("LIFO Indices"). Albertson's recorded pretax LIFO expense of $10 and $15 for the 26 weeks ended August 1, 2002, and August 2, 2001, respectively. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of the cost of inventories.

Earnings Per Share ("EPS")
   Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares reduced by the dilutive effect of stock options.

The following table details the computation of EPS (shares in millions):

                                                        13 Weeks Ended                         26 Weeks Ended
                                              -----------------------------------    ----------------------------------
                                                  August 1,           August 2,         August 1,           August 2,
                                                       2002                2001              2002                2001
                                              ---------------    ----------------    --------------    ----------------
Basic EPS:
    Net earnings (loss)                               $ 253              $ (151)            $ 172               $  35
                                              ===============    ================    ==============    ================
    Weighted average common shares
       outstanding                                      407                 406               407                 406
                                              ---------------    ----------------    --------------    ----------------
    Basic EPS                                         $0.62              $(0.37)            $0.42               $0.09
                                              ===============    ================    ==============    ================

Diluted EPS:
    Net earnings (loss)                               $ 253              $ (151)            $ 172               $  35
                                              ===============    ================    ==============    ================
    Weighted average common shares
       outstanding                                      407                 406               407                 406
    Potential common share equivalents
                                                          2                   -                 2                   2
                                              ---------------    ----------------    --------------    ----------------
    Weighted average shares outstanding
                                                        409                 406               409                 408
                                              ---------------    ----------------    --------------    ----------------
    Diluted  EPS                                      $0.62              $(0.37)            $0.42               $0.09
                                              ===============    ================    ==============    ================


Calculation of potential common share equivalents:
    Options to purchase potential common
       shares                                            16                 N.A.               16                  11
    Common shares assumed purchased with
       potential proceeds                               (14)                N.A.              (14)                 (9)
                                              ---------------    ----------------    --------------    ----------------
    Potential common share equivalents                    2                 N.A.                2                   2
                                              ===============    ================    ==============    ================

Calculation of potential common shares assumed purchased with potential proceeds:
    Potential proceeds from exercise of
       options to purchase common shares               $429                 N.A.             $439                $265
    Common stock price used under the
       treasury stock method                         $31.08                 N.A.           $31.42              $29.80
    Potential common shares assumed
       purchased with potential proceeds                 14                 N.A.               14                   9

N.A. - Not applicable.  Due  to  the  operating  loss  for  the  13  weeks ended
       August 2, 2001, potential common share equivalents have an anti-dilutive effect on EPS.

   Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to 13 million shares for the 13 and 26 week periods ended August 1, 2002 and 15 million shares for the 13 and 26 week periods ended August 2, 2001.

Comprehensive Income
   Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders' equity. Items of comprehensive income other than net earnings were insignificant for the periods ended August 1, 2002, and August 2, 2001.

Reclassifications
   Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Reporting Periods
   The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the Company's fiscal year ends on the Thursday nearest to January 31 each year.

Discontinued Operations / Market Exits
   On March 13, 2002, the Company's Board of Directors approved the second phase of the Company's restructuring plan designed to improve future financial results and to drive future competitiveness. This phase of the plan included the complete exit of four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 stores and two distribution centers. These sales and closures were evaluated for lease liability or asset impairment, including goodwill, in accordance with the Company's policy. The operating results and gains and losses related to these market exits have been included in discontinued operations in the Company's Consolidated Earnings statements. Discontinued operations presentation is required for all current and prior periods under Statement of Financial Accounting Standard (SFAS) No. 144 (refer to "Recently Adopted Accounting Standards").

   The discontinued operations generated sales of $290 and $680 for the 26 weeks ended August 1, 2002, and August 2, 2001, respectively, and an operating profit
(loss) of $(434) and $9, respectively. For the 26 weeks ended August 1, 2002, the discontinued operations operating loss of $434 consisted of operating losses of $38 and asset impairments, lease liabilities and other costs of $396 as described in the following table:

                                                                                                       Other
                                                     Asset Impairments      Lease Liabilities          Costs          Total
                                                    --------------------   --------------------    -----------    -----------
     Additions                                                   $ 401                   $ 26           $ 17          $ 444
     Adjustments                                                   (45)                   (11)             8            (48)
     Utilization                                                  (356)                    (2)           (25)          (383)
                                                    --------------------   --------------------    -----------    -----------
  Reserve Balance at August 1, 2002                              $   -                   $ 13           $  -            $13
                                                    ====================   ====================    ===========    ===========

   Asset impairment adjustments resulted from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to net realizable values for stores under contract for sale. Lease liability adjustments represent more favorable negotiated settlements than had been originally estimated.

   Other  costs  consist  of  amounts  paid  in  connection  with   notification
regulations and negotiated contract terminations.

   Assets related to discontinued operations are recorded at their estimated net realizable value of $108 as of August 1, 2002 and reported as assets held for sale in the Company's Consolidated Balance Sheet. These assets include land, buildings, equipment, leasehold improvements and inventory and are being actively marketed. As of August 1, 2002, all 95 stores had been closed. In addition, 79 of the 95 stores and both distribution centers had been sold or were under contract for sale as of August 1, 2002.

Restructuring
   On July 17, 2001, the Company's Board of Directors approved the initial phase of a restructuring plan designed to improve future financial results and to drive future competitiveness. The plan included certain exit costs and employee termination benefits, as described below.

         Action                                                          Status

         Reduction in administrative and corporate overhead              Substantially complete

         Closure of 165 underperforming retail stores                    155 closed as of August 1, 2002

         Consolidation and elimination of four division offices          Completed

         Process streamlining                                            Ongoing

   In connection with this restructuring plan, the Company recorded pre-tax credits of $13, consisting of $20 of restructuring credits and $7 of other costs for the 26 weeks ended August 1, 2002. The following table presents the pre-tax credits and charges, incurred by category of expenditure, and related restructuring reserves included in the Company's Consolidated Balance Sheets:


                                                      Employee
                                                     Severance                 Asset                  Lease
                                                         Costs           Impairments            Liabilities          Total
                                                  --------------    ------------------    -------------------    -----------
  Balance at January 31, 2002                             $ 11                   $ -                   $ 50           $ 61
     Adjustments                                             5                    (7)                   (11)           (13)
     Utilization                                            (8)                    7                     (8)            (9)
                                                  --------------    ------------------    -------------------    -----------
  Balance at August 1, 2002                               $  8                   $ -                   $ 31           $ 39
                                                  ==============    ==================    ===================    ===========

   Asset impairment adjustments resulted from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to the net realizable values for stores under contract for sale. Lease liability adjustments represent more favorable negotiated settlements than had been originally estimated.

   Employee severance costs consist of severance pay, health care continuation costs, and outplacement service costs for employees who participated in the Company's Voluntary Separation Plan and for employees who were terminated or notified of termination under the Company's Involuntary Severance Plan. In the initial phase of the restructuring plan, 1,341 managerial and administrative positions above store level were identified for termination. As of August 1, 2002, 1,200 positions had been terminated.

   As part of the Company's restructuring plan, all stores' financial performance were reviewed utilizing a methodology based on return on invested capital. Based on these reviews, the Company identified and committed to close and dispose 165 underperforming stores in 25 states. All stores identified for closure were evaluated for lease liability or asset impairment, including goodwill, in accordance with the Company's policy. As of August 1, 2002, 155 stores had been closed. The Company is planning on closing the majority of the remaining stores by fiscal year end.

   Assets to be disposed of include land, buildings, equipment, leasehold improvements and inventory for stores that were included in the initial phase of the restructuring plan. These assets are recorded at their estimated net realizable value of $66 as of August 1, 2002 and reported as assets held for sale in the Company's Consolidated Balance Sheet.

Closed Store Reserves
   When executive management approves and commits to closing or relocating a store, the remaining investment in land, building, leasehold, and equipment is reviewed for impairment and the difference between book value and estimated fair market value, less selling costs, is recorded in selling, general and administrative expenses. For properties under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. The following table shows the pre-tax expense, and related reserves, for closed stores and other surplus property:

                                                                 Lease                     Asset
                                                           Liabilities               Impairments                Total
                                                  ----------------------    ----------------------      ---------------
Balance at January 31, 2002                                       $ 39                      $  -                 $ 39
    Additions                                                        4                        10                   14
    Adjustments                                                      3                        10                   13
    Utilization                                                    (11)                      (20)                 (31)
                                                  ----------------------    ----------------------      ---------------
Balance at August 1, 2002                                         $ 35                      $  -                 $ 35
                                                  ======================    ======================      ===============

   As of August 1, 2002, $28 of the reserve balance was included with accounts payable and the remaining $7 was included with other long-term liabilities and deferred credits in the Company's Consolidated Balance Sheet. The related assets are recorded at their estimated realizable value of $47 as of August 1, 2002 and reported as assets held for sale in the Company's Consolidated Balance Sheet.

Indebtedness
   In support of the Company's commercial paper program, the Company has three credit facilities totaling $1,400. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage of at least 2.7 times. As of August 1, 2002, the Company's consolidated tangible net worth, as defined, was approximately $4,268, and the fixed charge coverage was 4.3 times. No borrowings were outstanding under these credit facilities as of August 1, 2002.

Supplemental Cash Flow Information
   Selected cash payments and noncash activities were as follows:

                                                                                  26 Weeks Ended
                                                                ----------------------------------------------------
                                                                        August 1, 2002              August 2, 2001
                                                                ------------------------    ------------------------
     Cash payments for:
        Income taxes                                                             $ 247                       $ 278
        Interest, net of amounts capitalized                                       213                         141
     Noncash transactions:
        Capitalized leases incurred                                                 18                          25
        Capitalized leases terminated                                                5
        Tax benefits related to stock options                                        2                           2
        Decrease in cash surrender value of Company-owned
           life insurance                                                           18                          13
        Deferred stock units expense                                                 9                          10


Capital Stock
   The Board of Directors adopted a program on December 3, 2001, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning December 6, 2001 through December 31, 2002. On September 5, 2002, the Board of Directors authorized an increase of $500 to this program for a total of $1,000 of the Company's common stock that may be purchased and retired by the Company through December 31, 2002. Through August 1, 2002, 2.7 million shares were purchased and retired for $76 under this program. Subsequent to August 1, 2002 and through September 6, 2002, the Company had purchased and retired an additional 5.6 million shares for $154 under this program.

Recently Adopted Accounting Standards
   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

   The Company adopted the provisions of SFAS No. 142 on February 1, 2002, and accordingly no goodwill amortization was recorded for the 26 weeks ended August 1, 2002. The Company has completed its transitional impairment review of its goodwill as of February 1, 2002. The review was performed based on the Company's reporting units which have been defined as the Company's 11 current operating divisions. Historically, goodwill balances from business combinations accounted for as purchases were allocated to each acquired store. When this statement was adopted, the aggregate of the goodwill allocated to the stores in each reporting unit became the reporting units' goodwill balance. In order to determine if a reporting unit's goodwill was impaired, a combination of internal analysis, focusing on each reporting unit's implied EBITDA multiple, and estimates of fair value from a valuation specialists firm were used. Based on these analyses, there was no impairment of goodwill at the adoption date. The Company will analyze goodwill for impairment annually beginning in the fourth quarter 2002 unless circumstances change that would warrant an interim review as required by the statement.

   The following table shows the effect of no longer amortizing goodwill:

                                                         13 Weeks Ended                        26 Weeks Ended
                                               --------------------------------     ---------------------------------
                                                  August 1,         August 2,          August 1,          August 2,
                                                       2002              2001               2002               2001
                                               --------------    --------------     --------------     --------------
Net earnings (loss) as reported                        $253             $(151)              $172               $ 35

Add back goodwill amortization, net of tax                                 13                                    27
                                               --------------    --------------     --------------     --------------
Adjusted net earnings                                  $253             $(138)              $172               $ 62
                                               ==============    ==============     ==============     ==============


Basic and Diluted EPS                                 $0.62            $(0.37)             $0.42              $0.09

Add back goodwill amortization, net of tax                               0.03                                  0.06
                                               --------------    --------------     --------------     --------------
Adjusted Basic and Diluted EPS                        $0.62            $(0.34)             $0.42              $0.15
                                               ==============    ==============     ==============     ==============

   Changes in the carrying amount of goodwill were as follows:

Goodwill as of January 31, 2002                                                                              $1,467
Write-off due to market exits                                                                                   (68)
                                                                                                       --------------
Goodwill as of August 1, 2002                                                                                $1,399
                                                                                                       ==============

   In connection with the complete exit of certain markets discussed above, the Company wrote off $68 of goodwill, net for the quarter ended May 2, 2002. The goodwill written off arose from the original acquisition of the operating assets in those markets.

   The carrying amount of intangible assets as of August 1, 2002, was as follows:

Amortized:
    FMV of operating leases                                          $ 243
    Customer lists and other contracts                                  51
                                                            ----------------
                                                                       294
    Accumulated amortization                                          (171)
                                                            ----------------
                                                                       123
Non-Amortized:
    Liquor licenses                                                     39
    Pension related intangible assets                                   29
                                                            ----------------
                                                                        68
                                                            ----------------
                                                                     $ 191
                                                            ================

   Amortized intangible assets have remaining useful lives from 2 to 38 years. Projected amortization expense for intangible assets is: $24, $21, $18, $12, and $7 for Fiscal 2002, 2003, 2004, 2005 and 2006, respectively.

   The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective February 1, 2002. SFAS No. 144 replaces SFAS No. 121 regarding impairment losses on long-lived assets to be held and used or to be disposed of. The adoption of this standard did not have a material impact on the Company's impairment policy. However, the standard broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This resulted in classifying the operations of certain stores as discontinued operations in the Company's Consolidated Earnings statements. Under this standard, a discontinued operation is based on identifiable cash flows and therefore is defined as an individual store. Individual, insignificant discontinued operations must be aggregated together for presentation purposes.

New Accounting Standards
   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will become effective for Albertson's on January 31, 2003. The Company is currently analyzing the effect that this standard will have on its financial statements.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Statement 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities.

Legal Proceedings
   In March 2000, a class action complaint was filed against Albertson's as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Mario Gardner, et al.
v. Albertson's, Inc., American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc.) by bonusing managers seeking recovery of additional bonus payments due to plaintiffs' allegation that the net profit upon which their bonuses were calculated improperly included workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In October 2001 the court granted summary judgment in favor of the Sav-on Drug Stores plaintiffs on this liability theory. In August 2001 a class action complaint with very similar claims, also involving the bonusing managers, was filed against Albertson's as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Taft Petersen et al. v. Lucky Stores, Inc., American Stores Company and Albertson's, Inc.). In June 2002 the cases were consolidated and in August 2002 a class action with respect to the consolidated case was certified by the court. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   In April 2000 a class action complaint was filed against Albertson's as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Mario Gardner, et al.
v. American Stores Company, Albertson's, Inc., American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc.) by assistant managers and operating managers seeking recovery of overtime due to plaintiffs' allegation that they were improperly classified as exempt under California law. A class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, also involving the assistant managers and operating managers, was filed against the Company's subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002, the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The California Supreme Court has accepted plaintiffs' request for review of this class decertification. The decertification of the Gardner case is on hold pending the result in the
California Supreme Court. The Company has strong defenses against these lawsuits, and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., a wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc., Case No. 00L 009664) alleging milk price fixing. In December 2001 the Company's motion for summary judgment was denied, and leave to appeal was denied in April 2002. In July 2002, a class was certified, consisting of all people residing in the Chicagoland area who bought milk at retail from either or both of the defendants between August 23, 1996 and August 23, 2000. Trial is scheduled for January, 2003. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

   An agreement has been reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, which raised various issues including "off the clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who meet eligibility criteria have been allowed to present their claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. Although the general deadline for the submission of claims has passed, certain individuals (including individuals whose initial claim submissions were deemed defective or untimely) have been granted additional time to submit, correct or seek to establish the timely submission of their claims. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay in respect of valid claims. The $37 pre-tax ($22 after-tax) charge recorded by the Company in 1999 continues to reflect the Company's current estimate of its total monetary liability, including attorney fees payable to counsel for the plaintiff class, for all eight cases. During the first quarter of 2001 this accrual was reduced by an $18 cash payment of attorney fees to counsel for the plaintiff class.

   The statements above reflect management's current expectations based on the information presently available to the Company. However, these expectations are subject to various uncertainties, and if the outcome of one or more of these matters is unfavorable, the adverse effect on the Company's financial condition, results of operations or cash flows could be material.

   The Company is also involved in routine legal proceedings incidental to operations. The Company utilizes various methods of alternative dispute
resolution,   including  settlement   discussions,   to  manage  the  costs  and
uncertainties inherent in the litigation process. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)

Operational Initiatives
   The Company  continues  to be focused on its five  strategic  imperatives  as
discussed  on  pages  49  and  50  of  the  Company's   2001  Annual  Report  to
Stockholders.

1) Aggressive Cost and Process Control. Through the continued focus on expenses, overhead and store processes the Company has achieved its initial target of $250 in annualized expense reductions and remains on track to reduce costs by a total of $500 by second quarter 2003. The tougher than expected economy coupled with a more robust competitive environment has driven the Company to increase its annualized expense reduction target to $750.

2) Maximize Return on Invested Capital. The restructuring plan announced on July 18, 2001, that involved the closing and disposition of 165 under-performing stores is proceeding as planned. As of August 1, 2002, 155 of these stores had been sold or closed. The Company is planning on closing the majority of the remaining stores by fiscal year end. In connection with the Company's market exit plan announced on March 13, 2002, the Company has sold or closed all 95 stores and two distribution centers located in non-strategic markets.

3) Customer-focused Approach to Growth. The Company's "Focus on Fresh" initiative has resulted in strong gross profit performance in the Company's fresh departments. The Company plans to continue the roll out of dual branded stores and loyalty card programs to additional markets during the remainder of Fiscal 2002.

4) Company-wide Focus on Technology. The Company has embraced a company-wide focus on technology with the goal of becoming an industry leader. The Company has committed a greater share of its capital expenditures to information and process technology to serve customers and improve operating efficiencies. The Company plans to continue to roll out its Albertsons.com on-line shopping service to additional markets.

5) Energized   Associates.   The  Company  has   continued  to  build   stronger
   communication   systems,   improve   training   programs  and  implement  new
   performance-based reward programs in order to energize associates.

Comparability of Company's Operating Results
   The financial statement presentation for two significant restructuring initiatives that have been implemented in the past two years should be considered in order to analyze the Company's accompanying operating results in 2002 and 2001. Even though the Company's decision to sell or close 165 stores on July 18, 2001 was similar to its decision to sell or close 95 stores and two distribution centers on March 13, 2002, the adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" after the first phase but before the second phase of the restructuring caused the financial statement presentation of these actions to be dissimilar. (SFAS 144 does not allow for retroactive application of its provisions, so each phase of the restructuring plan followed different reporting guidelines.) The Company's 2001 financial statements have been restated to classify the results of operations for the 95 stores and two distribution centers as "discontinued operations"; their net sales, cost of sales, and selling, general and administrative expenses have been reflected on a net basis in the "discontinued operations: operating profit
(loss)" line in the consolidated earnings statements. The net sales, cost of sales, and selling, general and administrative expenses generated by the 165 stores are included in those respective lines in the consolidated earnings statements for the periods prior to their sale or closure.

Results of Operations - Second Quarter
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                                        Percent to Sales
                                                                         13 weeks ended                    Percentage
                                                             --------------------------------------          Increase
                                                              August 1, 2002       August 2, 2001           (Decrease)
                                                             -----------------     ----------------    ----------------

    Sales                                                             100.00%              100.00%              (3.2)%
    Gross profit                                                       29.34                28.01                1.4
    Selling, general and administrative expenses                       24.02                24.43               (4.8)
    Restructuring (credits) charges and other                          (0.41)                5.15                n.m.
    Operating profit (loss)                                             5.73                (1.55)               n.m.
    Interest, net                                                      (1.15)               (1.18)              (5.8)
    Other expenses, net                                                (0.16)               (0.01)               n.m.
    Earnings (loss) from continuing operations before income
       taxes                                                            4.42                (2.74)               n.m.
    Net earnings (loss) from continuing operations                      2.67                (1.68)               n.m.
    Net earnings from discontinued operations                           0.15                 0.04                n.m.
    Net earnings (loss)                                                 2.82                (1.64)               n.m.

   n.m. - not meaningful

   Sales for the 13 weeks ended August 2, 2001 have been restated from previously reported amounts to exclude sales associated with discontinued operations which represent sales of the 95 stores included in the Company's market exit plan. The decrease in reported sales is primarily attributable to the Company's restructuring plan initiated in July 2001, which included the sale or closure of 165 stores, and the sale of 80 New England Osco drugstores in the fourth quarter of 2001. (These stores' sales are included in the 2001 and 2002 periods until their closure.) Sales were also impacted by continued softness in the economy. The sales decrease was offset in part, by the Company's capital expansion program. Identical store sales decreased 0.6% and comparable store sales, which include replacement stores, decreased 0.1%. During the second quarter of 2002, the Company opened 13 combination food and drug stores and 9 stand alone drugstores, while closing 42 combination food and drug stores, 11 conventional stores, and 17 drugstores. Of the total 70 store closings, 54 related to the Company's restructuring plan. Net retail square footage decreased by 9.1% from the prior year. Management estimates that during the current quarter overall deflation in products the Company sells was approximately 0.5% as compared to inflation of 1.0% in the second quarter of the prior year.

   In addition to store development, the Company has increased sales through its continued implementation of best practices across its divisions and its customer-focused approach to growth. These programs include: the "Focus on Fresh" initiative; a renewed focus on customer service through the "Service First, Second to None" program; expansion of the preferred loyalty card program; dual branded combination stores; and expansion of the on-line shopping service.

   Gross profit, as a percent to sales, increased as a result of strong performance in the fresh departments, improvements in the pharmacy department and improved shrink and inventory control processes. Improvements in the pharmacy department resulted from the increased generic substitution and improved procurement practices. The pre-tax LIFO charge reduced gross profit by $5 (0.06% to sales) for the 13 weeks ended August 1, 2002, and $8 (0.08% to sales) for the 13 weeks ended August 2, 2001.

   Total selling, general and administrative (SG&A) expenses, as a percent to sales, decreased as a result of the following: the Company's restructuring plan adopted in the second quarter of 2001 included a plan to accelerate the disposition of surplus property through negotiated lease buyouts and selling properties through auctions which resulted in pre-tax charges of $48 being recorded in SG&A during the 13 weeks ended August 2, 2001; the Company's continued emphasis on cost control and implementing best practices across the Company through its SWIFT programs resulted in reduced labor costs as a percent to sales; and, the discontinuation of goodwill amortization in the current year. These decreases were offset by increased benefits and workers' compensation costs.

   Other expenses, as a percent to sales, increased due to charges associated with decreases in the cash surrender value of Company-owned life insurance policies. Cash surrender values of these policies are adjusted for fluctuations in the market value of underlying investments. Since the middle of July 2002, the underlying investments have been converted to fixed income securities from equities in order to mitigate the market volatility.

Discontinued Operations, Restructuring and Other Non-Routine Items
   Discontinued Operations / Market Exits - On March 13, 2002, the Company's Board of Directors approved the second phase of the Company's restructuring plan designed to improve future financial results and to drive future competitiveness. As a result, the Company completely exited four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San
Antonio, Texas. These market exits were accomplished through a combination of store closures and store sales and involved a total of 95 stores. In connection with the market exits, Albertson's sold its Tulsa, Oklahoma distribution center to Fleming Companies, Inc. and closed its Houston, Texas distribution center. The operations and resulting gains and losses related to these market exits have been presented as discontinued operations in accordance with the adoption of SFAS No. 144.

   In connection with the market exit plan, the Company recorded pre-tax credits from discontinued operations of $20 during the 13 weeks ended August 1, 2002. Pre-tax credits of $45 were recognized for asset impairment adjustments resulting from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to net realizable values for stores under contract for sale. Pre-tax credits of $11 were recognized for lease liability adjustments where more favorable negotiated settlements have been reached than had been originally estimated. Pre-tax charges of $36 were recognized for operating losses. During the 13 weeks ended August 2, 2001 the Company recorded pre-tax operating profit of $6 for these discontinued operations.

   Restructuring - On July 17, 2001, the Company's Board of Directors approved a restructuring plan designed to improve future financial results and to drive future competitiveness. The plan included certain exit costs and employee termination benefits as described below.

         Action                                                          Status

         Reduction in administrative and corporate overhead              Substantially complete

         Closure of 165 underperforming retail stores                    155 closed as of August 1, 2002

         Consolidation and elimination of four division offices          Completed

         Process streamlining                                            Ongoing

   As a result of this restructuring plan, the Company recorded net pre-tax credits of $31 for the 13 weeks ended August 1, 2002. Pretax credits of $17 were recognized for assets impairment adjustments resulting from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to the net realizable values for stores under contract for sale. Pre-tax credits of $19 were recognized for lease liability adjustments where more favorable negotiated settlements have been reached than had been originally estimated and pre-tax charges of $5 were recognized for severance and other costs. In the second quarter of the prior year the Company recorded pre-tax charges of $558 consisting of $35 for inventory write-downs, $416 for assets writedowns, $63 in lease liabilities in excess of related sublease income and $44 of severance costs.

   Summary of Discontinued Operations, Restructuring and Other Non-Routine Items
- Due to the significance of discontinued operations, restructuring charges, merger-related charges (credits), other non-routine items and the discontinuance of goodwill amortization and their effect on operating results, the following table is presented to assist in the comparison of selected earnings statement components as reported and as provided supplementally to reflect adjustments to exclude the effects of these charges and credits:

                                                       13 Weeks Ended                              13 Weeks Ended
                                                       August 1, 2002                              August 2, 2001
                                         -------------------------------------------    ------------------------------------------
                                          As Reported             Adj.   As Adjusted     As Reported           Adj.    As Adjusted
                                         ------------  ---------------  ------------    ------------  --------------  ------------
Sales                                          $8,941                         $8,941          $9,235                        $9,235

Cost of sales                                   6,317                          6,317           6,648        $(35)(a)         6,613

Selling, general and administrative
 expenses                                       2,148          $(4)(a)         2,144           2,256         (48)(a)         2,192
                                                                                                             (14)(b)
                                                                                                              (2)(c)

Restructuring (credits) charges and other         (37)          35 (a)             -             475        (475)(a)             -
                                                                 2 (c)

Merger-related credits                                                                            (1)          1 (c)             -

Other expenses:
 Interest, net                                   (103)                          (103)           (109)                         (109)
 Other, net                                       (14)                           (14)             (1)                           (1)

Income tax expense                                156          (13)(d)           143             (99)        225 (d)           126

Discontinued operations:
 Operating (loss)income                            20          (20)(e)             -               6          (6)(e)             -
 Tax (benefit) expense                              7           (7)(e)             -               3          (3)(e)             -


   (a) Relates to the Company's restructuring plan adopted on July 17, 2001
   (b) Adjustment to exclude goodwill amortization
   (c) Other costs and adjustments related to the Company's merger with American Stores Company
   (d) Tax effect of the various adjustments
   (e) Relates to the Company's market exit plan adopted on March 13, 2002

   Note: The net earnings per share impact of the supplemental items was to reduce reported EPS by $0.08 for the 13 weeks ended August 1, 2002 and increase reported EPS by $0.85 for the 13 weeks August 2, 2001.

Results of Operations - Year-to-Date
   The following table sets forth certain income statement components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                                        Percent to Sales
                                                                         26 weeks ended                    Percentage
                                                             --------------------------------------          Increase
                                                              August 1, 2002       August 2, 2001           (Decrease)
                                                             -----------------     ----------------    ----------------

    Sales                                                            100.00%              100.00%             (2.0)%
    Gross profit                                                      29.29                28.29               1.4
    Selling, general and administrative expenses                      23.90                24.19              (3.2)
    Restructuring (credits) charges and other                         (0.12)                2.61               n.m.
    Merger-related credits                                                                 (0.08)              n.m.
    Operating profit                                                   5.51                 1.57               n.m.
    Interest, net                                                     (1.16)               (1.18)             (3.6)
    Other expenses, net                                               (0.09)               (0.07)              n.m.

    Earnings from continuing operations before income taxes            4.25                 0.32               n.m.
    Net earnings from continuing operations                            2.59                 0.16               n.m.
    Net (loss) earnings from discontinued operations                  (1.62)                0.03               n.m.
    Net earnings                                                       0.97                 0.19               n.m.

   Sales for the 26 weeks ended August 2, 2001 have been restated from previously reported amounts to exclude sales associated with discontinued operations which represent sales of the 95 stores included in the Company's market exit plan. The decrease in reported sales is primarily attributable to the Company's restructuring plan initiated in July 2001, which included the sale or closure of 165 stores, and the sale of 80 New England Osco drugstores in the fourth quarter of 2001. (These stores' sales are included in the 2001 and 2002 periods until their closure.) Sales were also impacted by continued softness in the economy. The sales decrease was offset in part, by comparable sales increases and by the Company's capital expansion program. Identical store sales were flat and comparable store sales, which include replacement stores, increased 0.6%. During the 26 weeks ended August 1, 2002, the Company opened 27 combination food and drug stores and 19 stand alone drugstores, while closing 134 combination food and drug stores, 18 conventional stores, 3 warehouse stores and 45 drugstores. Of the total 200 store closings, 171 related to the Company's restructuring plans. Net retail square footage decreased by 9.1% from the prior year. Management estimates that during the current period overall deflation in products the Company sells was approximately 0.5% as compared to inflation of 1.0% in the same period of the prior year.

   Sales results for the 26 weeks ended August 1, 2002, were the results of trends and programs similar to those experienced for the 13 weeks ended August 1, 2002, which are discussed in Results of Operations - Second Quarter.

   Gross profit, as a percent to sales, increased as a result of strong performance in the fresh departments, improvements in the pharmacy department and improved shrink and inventory control processes. Improvements in the pharmacy department resulted from the increased generic substitution and improved procurement practices. The pre-tax LIFO charge reduced gross profit by $10 (0.06% to sales) for the 26 weeks ended August 1, 2002, and $15 (0.08% to sales) for the 26 weeks ended August 2, 2001.

   Total selling, general and administrative (SG&A) expenses, as a percent to sales, decreased as a result of the following: the Company's restructuring plan adopted in the second quarter of 2001 included a plan to accelerate the disposition of surplus property through negotiated lease buyouts and selling properties through auctions which resulted in pre-tax charges of $48 being recorded in SG&A during the 26 weeks ended August 2, 2001; the Company's continued emphasis on cost control and implementing best practices across the Company through its SWIFT programs resulted in reduced labor costs as a percent to sales; and, discontinuation of goodwill amortization in the current year. These decreases were offset by increased benefits and workers' compensation costs.

   Other expenses, as a percent to sales, increased due to charges associated with decreases in the cash surrender value of Company-owned life insurance policies. Cash surrender values of these policies are adjusted for fluctuations in the market value of underlying investments. Since the middle of July 2002, the underlying investments have been converted to fixed income securities from equities in order to mitigate the market volatility.

Discontinued Operations, Restructuring and Other Non-Routine Items
   Discontinued Operations / Market exits - In connection with the market exit plan, the Company recorded pre-tax charges from discontinued operations of $434 during the 26 weeks ended August 1, 2002. The pre-tax charges are comprised of $356 of charges on the write-down of assets to estimated net realizable value, $15 of charges on lease liabilities in excess of related estimated sublease income and $63 of operating losses and other costs. During the 26 weeks ended August 2, 2001, the Company recorded pre-tax earnings of $9 associated with the discontinued operations.

   Restructuring - In connection with the restructuring plan, the Company recorded net pre-tax credits of $13 for the 26 weeks ended August 2, 2002. Pre-tax credits of $7 were recognized for asset impairment adjustments resulting from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to the net realizable values for stores under contract for sale. Pre-tax credits of $11 were recognized for lease liability adjustments where more favorable negotiated settlements have been reached than had been originally estimated. Pre-tax charges of $5 were recognized for severance and other costs. In the second quarter of the prior year the Company recorded pre-tax charges of $558 consisting of $35 for inventory write-downs, $416 of charges for the write-down of assets to estimated net realizable value, $63 of charges for lease liabilities in excess of related sublease income and $44 of severance and other costs.

   Merger-Related and Exit Costs - Results of operations for the 26 weeks ended August 2, 2001, include a net of $10 of merger related credits consisting of $15 of credits associated with the reversal of previous impairment charges and $5 of additional severance and integration costs.

   Other Non-Routine Items - During the quarter ended May 3, 2001, the Company recorded $9 of compensation related costs for the executive management changes.

   Summary of Discontinued Operations, Restructuring and Other Non-Routine Items
- Due to the significance of discontinued operations, restructuring charges, merger-related charges (credits), other non-routine items and the discontinuance of goodwill amortization and their effect on operating results, the following table is presented to assist in the comparison of selected earnings statement components as reported and as provided supplementally to reflect adjustments to exclude the effects of these charges and credits:

                                                         26 Weeks Ended                                26 Weeks Ended
                                                         August 1, 2002                                August 2, 2001
                                         -------------------------------------------    ------------------------------------------
                                          As Reported             Adj.   As Adjusted     As Reported           Adj.    As Adjusted
                                         ------------  ---------------  ------------    ------------  --------------  ------------
Sales                                         $17,862                        $17,862         $18,229                       $18,229

Cost of sales                                  12,631                         12,631          13,071         $(35)(a)       13,036

Selling, general and administrative
 expenses                                       4,269        $ (8) (a)         4,261           4,410          (48)(a)        4,319
                                                                                                              (28)(b)
                                                                                                              (15)(c)

Restructuring (credits) charges and other         (22)         21  (a)             -             475         (475)(a)            -
                                                                1  (c)
Merger-related credits                                                                           (15)          15 (c)            -

Other expenses:
 Interest, net                                   (208)                          (208)           (216)                         (216)
 Other, net                                       (17)                           (17)            (12)                          (12)

Income tax expense                                297          (5) (d)           292              30          224 (d)          254


Discontinued operations:
 Operating (loss)income                         (434)         434  (e)             -               9           (9)(e)            -
 Tax (benefit) expense                          (144)         144  (e)                             4           (4)(e)


   (a) Relates to the Company's restructuring plan adopted on July 17, 2001
   (b) Adjustment to exclude goodwill amortization
   (c) Other costs and adjustments related to the merger and executive management changes
   (d) Tax effect of the various adjustments
   (e) Relates to the Company's market exit plan adopted on March 13, 2002

   Note: The net earnings per share impact of the supplemental items was to increase reported EPS by $0.69 and $0.88 for the 26 weeks ended August 1, 2002 and August 2, 2001, respectively.

   The costs of the Company's restructuring plan have resulted in significant charges and incremental expenses. These costs had significant effects on the results of operations of the Company. Through August 1, 2002, the Company has recognized total pre-tax charges of $982 ($627 after tax) associated with the Company's restructuring plan and related discontinued operations. The total noncash portion of these charges amounted to $773 and the Company expects to generate net cash proceeds of approximately $605 (before tax) when all of the related assets are sold.

Liquidity and Capital Resources
   Cash provided by operating activities during the 26 weeks ended August 1, 2002, was $1,211 compared to $1,032 in the prior year. Free cash flow, defined as cash provided by operating activities plus proceeds from disposal of land, buildings and equipment, and proceeds from disposal of assets held for sale, less net capital expenditures, dividends paid, and common stock purchases was $806 for the 26 weeks ended August 1, 2002, compared to $255 in the prior year. The increase in free cash flows resulted primarily from the Company's initiative to dispose of surplus property, underperforming stores and other assets related to market exits.

   The implementation of the Company's strategic imperative to maximize return on invested capital (see Operational Initiatives) is expected to further enhance working capital by eliminating unproductive assets and reducing inventory and accounts receivable levels. Future sales of assets held for sale over the next two quarters is expected to continue to provide significant positive cash flow for the Company.

   The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. The Company had no commercial paper or bank line borrowings outstanding at August 1, 2002, or January 31, 2002.

   In support of the Company's commercial paper program, the Company has three credit facilities totaling $1,400. These agreements also contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage of at least 2.7 times. As of August 1, 2002, the Company's consolidated tangible net worth, as defined, was approximately $4,268, and the fixed charge coverage was 4.3 times. No borrowings were outstanding under these credit facilities as of August 1, 2002.

   The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective in February 2001 (the "2001 Registration Statement"), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of Albertson's common stock. As of August 1, 2002, securities up to $2,400 of principal remain available for issuance under the Company's 2001 Registration Statement.

   The Board of Directors adopted a program on December 3, 2001, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning December 6, 2001, through December 31, 2002. The Board of Directors on September 5, 2002 authorized an increase of $500 to this program for a total of $1,000 of the Company's common stock that may be purchased and retired by the Company through December 31, 2002. During the quarter, the Company purchased and retired 2.7 million shares of its common stock at a total cost of $76, or an average price of $27.77 per share under this program. Subsequent to August 1, 2002 and through September 6, 2002, the Company had purchased and retired an additional 5.6 million shares for $154, or an average price of $27.35 under this program.

Contractual Obligations and Commercial Commitments
   There have been no material changes regarding the Company's contractual obligations and commercial commitments from the information provided under the caption "Contractual Obligations and Commercial Commitments" on page 58 and 59 of the Company's 2001 Annual Report to Stockholders.

Letters of Credit
   The Company had outstanding Letters of Credit of $124 as of August 1, 2002, all of which were issued under separate bilateral agreements with multiple financial institutions. Of the $124 outstanding at August 1, 2002, $105 were standby letters of credit covering primarily workers' compensation or performance obligations. The remaining $19 were commercial letters of credit supporting the Company's merchandise import program. The Company pays issuance fees that vary, depending on type, which average 0.6% of the outstanding balance of the letters of credit.

Off Balance Sheet Arrangements
   Albertson's, Inc. has no significant investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that are accounted for under the equity method have no liabilities associated with them that would be considered material to Albertson's.

Quantitative and Qualitative Disclosures about Market Risk
   There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 60 of the Company's 2001 Annual Report to Stockholders.

Controls and Procedures
   Subsequent to management's most recent evaluation, which was completed on September 4, 2002, there have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls.

Related Party Transactions
   There have been no material related party transactions during the 26 weeks ended August 1, 2002, or August 2, 2001.

Recent Accounting Standards
   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will become effective for Albertson's on January 31, 2003. The Company is currently analyzing the effect that this standard will have on its financial statements.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Statement 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities.

Environmental
   The Company has various identified environmental liabilities, the majority of which are related to soil and groundwater contamination from underground petroleum storage tanks and former dry cleaning operations at certain store, warehouse, office and manufacturing facilities. Such liabilities affect current operations as well as previously divested properties. The Company conducts an ongoing program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each identified environmental liability unless an unfavorable outcome is remote. Although the ultimate outcome and expense of these environmental liabilities is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Charges against earnings for environmental remediation were not material for the 26 weeks ended August 1, 2002, or August 2, 2001.

Cautionary Statement for Purposes of "Safe Harbor Provisions"
of the Private Securities Litigation Reform Act of 1995
   From time to time, information provided by the Company, including written or oral statements made by its representatives may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, contain forward-looking information. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived using various assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

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

Item 3.  Defaults upon Senior Securities
   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
   Information regarding the Company's Annual meeting of Stockholders held on June 6, 2002, was included under Item 4 of the Company's Form 10-Q for the quarter ended May 2, 2002.

Item 5.  Other Information
   None

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits
           99.1      Certification  of CEO and CFO Pursuant to 18 U.S.C.
                     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. The following reports on Form 8-K were filed during the quarter ended August 2, 2002:

           Current Report on Form 8-K dated May 21, 2002, summarizing the press release issued on May 21, 2002 which raised first quarter 2002 earnings per share guidance and reported preliminary sales for the first quarter of 2002.



                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALBERTSON'S, INC.
                                        ----------------------------------------
                                                      (Registrant)



Date: September 13, 2002                /S/ Felicia D. Thornton
                                        ----------------------------------------
                                        Felicia D. Thornton
                                        Executive Vice President
                                          and Chief Financial Officer

CERTIFICATIONS

I, Lawrence R. Johnston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Albertson's, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 13, 2002                /S/ Lawrence R. Johnston
                                        ----------------------------------------
                                        Lawrence R. Johnston
                                        Chairman of the Board and
                                          and Chief Executive Officer



I, Felicia D. Thornton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Albertson's, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 13, 2002                /S/ Felicia D. Thornton
                                        ----------------------------------------
                                        Felicia D. Thornton
                                        Executive Vice President
                                          and Chief Financial Officer