Form 10-Q
period 2002-10-31
ALBERTSONS INC /DE/
filed 2002-12-11
CIK 3333

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                         -------------------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For 13 Weeks Ended: October 31, 2002 Commission File Number: 1-6187



                                ALBERTSON'S, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



              Delaware                                    82-0184434
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


   250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho              83726
   -----------------------------------------------           -----------
                  (Address)                                   (Zip Code)


     Registrant's telephone number, including area code:  (208) 395-6200
                                                          --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             -----   -----

     There were 379,151,128 shares with a par value of $1.00 per share outstanding at December 6, 2002.

                                ALBERTSON'S INC.
                                      INDEX


PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
                  Condensed Consolidated Earnings for the 13 and 39  weeks ended
                  October 31, 2002 and November 1, 2001                                         3

                  Condensed Consolidated Balance Sheets as of October 31, 2002
                  and January 31, 2002                                                          4

                  Condensed  Consolidated  Cash  Flows  for  the  39 weeks ended
                  October 31, 2002 and November 1, 2001                                         5

                  Notes to the Condensed Consolidated Financial Statements                      6

Item 2.       Management's  Discussion  and  Analysis of Financial Condition and
              Results of Operations                                                             14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                        22

Item 4.       Controls and Procedures                                                           23

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                 23

Item 2.       Changes in Securities                                                             23

Item 6.       Exhibits and Reports on Form 8-K                                                  23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ALBERTSON'S, INC.
                         CONDENSED CONSOLIDATED EARNINGS
                       (in millions except per share data)
                                   (unaudited)

                                                            13 WEEKS ENDED                             39 WEEKS ENDED
                                                 --------------------------------------    ----------------------------------------
                                                      October 31,         November 1,            October 31,          November 1,
                                                             2002                2001                   2002                 2001
                                                 ------------------ -------------------    -------------------- -------------------
Sales                                                       $8,657             $9,036                 $26,519            $27,265
Cost of sales                                                6,120              6,466                  18,751             19,537
                                                 ------------------ -------------------    -------------------- -------------------
Gross profit                                                 2,537              2,570                   7,768              7,728

Selling, general and administrative expenses                 2,152              2,152                   6,421              6,562
Restructuring (credits) charges and other                       (7)                 1                     (29)               476
Merger-related credits                                                                                                       (15)
                                                 ------------------ -------------------    -------------------- -------------------
Operating profit                                               392                417                   1,376                705

Other expenses:
  Interest, net                                                (87)              (110)                   (295)              (326)
  Other, net                                                                       (7)                    (17)               (19)
                                                 ------------------ -------------------    -------------------- -------------------
Earnings from continuing operations before
  income taxes                                                 305                300                   1,064                360
Income tax expense                                             111                123                     408                153
                                                 ------------------ -------------------    -------------------- -------------------

Net earnings from continuing operations                        194                177                     656                207
Discontinued operations:
  Operating (loss) profit                                       (3)                (1)                   (437)                 8
  Income tax (benefit) expense                                  (1)                                      (145)                 4
                                                 ------------------ -------------------    -------------------- -------------------
Net (loss) earnings from discontinued
  operations                                                    (2)                (1)                   (292)                 4
                                                 ------------------ -------------------    -------------------- -------------------
NET EARNINGS                                               $   192            $   176               $     364          $     211
                                                 ------------------ -------------------    -------------------- -------------------


EARNINGS (LOSS) PER SHARE:
  Basic
         Continuing operations                              $ 0.49             $ 0.44                   $1.63             $ 0.51
         Discontinued operations                             (0.01)             (0.01)                  (0.73)              0.01
                                                 ------------------ -------------------    -------------------- -------------------
         Net earnings                                       $ 0.48             $ 0.43                   $0.90             $ 0.52
                                                 ================== ===================    ==================== ===================

  Diluted
         Continuing operations                              $ 0.49             $ 0.43                   $1.63             $ 0.51
         Discontinued operations                             (0.01)                                     (0.73)              0.01
                                                 ------------------ -------------------    -------------------- -------------------
         Net earnings                                       $ 0.48             $ 0.43                   $0.90             $ 0.52
                                                 ================== ===================    ==================== ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
  Basic                                                        396                406                     403                406
  Diluted                                                      397                409                     405                408





See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in millions except par value)
                                   (unaudited)

                                                                                                October 31,          January 31,
                                                                                                       2002                 2002
                                                                                            -----------------    -----------------
        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                         $  430                $  61
   Accounts and notes receivable, net                                                                   575                  696
   Inventories                                                                                        3,180                3,196
   Prepaid expenses and other                                                                           102                  172
   Refundable income taxes                                                                               17
   Assets held for sale                                                                                 189                  326
   Deferred income taxes                                                                                 97                  172
                                                                                            -----------------    -----------------
                  TOTAL CURRENT ASSETS                                                                4,590                4,623

LAND, BUILDINGS AND EQUIPMENT (net of accumulated depreciation and
  amortization of $6,022 and $5,753, respectively)                                                    8,964                9,282

GOODWILL, net                                                                                         1,399                1,468

INTANGIBLES, net                                                                                        184                  210

OTHER ASSETS                                                                                            332                  398
                                                                                            -----------------    -----------------
                                                                                                   $ 15,469             $ 15,981
                                                                                            =================    =================

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                                  $2,101               $2,107
   Salaries and related liabilities                                                                     557                  584
   Taxes other than income taxes                                                                        194                  153
   Income taxes payable                                                                                                       51
   Self-insurance                                                                                       212                  198
   Unearned income                                                                                       85                   88
   Restructuring reserves                                                                                44                   61
   Current portion of capitalized lease obligations                                                      14                   14
   Current maturities of long-term debt                                                                 127                  123
   Other                                                                                                244                  217
                                                                                            -----------------    -----------------
                TOTAL CURRENT LIABILITIES                                                             3,578                3,596

LONG-TERM DEBT                                                                                        4,953                5,060

CAPITALIZED LEASE OBLIGATIONS                                                                           296                  276

SELF-INSURANCE                                                                                          334                  307

DEFERRED INCOME TAXES                                                                                    29                   71

OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS                                                        744                  756

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $1.00 par value; authorized - 10 shares; designated - 3 shares of Series A Junior Participating; issued - none
   Common stock - $1.00 par value; authorized - 1,200 shares; issued - 386
     shares and 407 shares, respectively                                                                386                  407
   Capital in excess of par                                                                             125                   94
   Accumulated other comprehensive loss                                                                 (19)                 (19)
   Retained earnings                                                                                  5,043                5,433
                                                                                            -----------------    -----------------
                                                                                                      5,535                5,915
                                                                                            -----------------    -----------------
                                                                                                    $15,469             $ 15,981
                                                                                            =================    =================

See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                      CONDENSED CONSOLIDATED CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                                  39 WEEKS ENDED
                                                                                    --------------------------------------------
                                                                                        October 31,               November 1,
                                                                                               2002                      2001
                                                                                    ------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                             $   364                  $    211
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                            730                       737
       Goodwill amortization                                                                                               43
       Discontinued operations noncash charges                                                  347
       Restructuring and other noncash (credits) charges                                         (2)                      450
       Noncash merger-related credits                                                                                     (13)
       Net (gain) loss on asset sales                                                            (1)                       15
       Net deferred income taxes and other                                                       48                      (149)
       Decrease in cash surrender value of Company-owned life insurance                          17                        21
     Changes in operating assets and liabilities:
         Receivables, prepaid expenses and other                                                190                        16
         Inventories                                                                             51                      (196)
         Accounts payable                                                                        (6)                      205
         Other current liabilities                                                              (39)                      131
         Self-insurance                                                                          41                        51
         Unearned income                                                                         (3)                      (25)
         Other long-term liabilities                                                            (12)                      (36)
                                                                                    ------------------     ---------------------
   Net cash provided by operating activities                                                  1,725                     1,461

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                      (1,050)                   (1,108)
   Proceeds from disposal of land, buildings and equipment                                       91                        67
   Proceeds from disposal of assets held for sale                                               472                        97
   Other                                                                                         10                         2
                                                                                    ------------------     ---------------------
   Net cash used in investing activities                                                       (477)                     (942)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                                                     613
   Net commercial paper and bank line activity                                                                           (859)
   Payments on long-term borrowings                                                            (116)                      (70)
   Cash dividends paid                                                                         (232)                     (231)
   Proceeds from stock options exercised                                                         16                        19
   Common Stock purchased and retired                                                          (547)
                                                                                    ------------------     ---------------------
   Net cash used in financing activities                                                       (879)                     (528)
                                                                                    ------------------     ---------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            369                        (9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 61                        37
                                                                                    ------------------     ---------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   430                  $     28
                                                                                    ==================     =====================



See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in millions, except per share data)
                                   (unaudited)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
     Albertson's, Inc. (the Company) is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.A. Albertson in 1939. Based on sales, the Company is one of the world's largest food and drug retailers.

     As of October 31, 2002, the Company operated 2,285 stores in 31 Western, Midwestern, Eastern and Southern states and 17 distribution centers, strategically located in the Company's operating markets. The Company also operated 189 fuel centers near existing stores.

Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 18, 2002. The results of operations for the 39 weeks ended October 31, 2002, are not necessarily indicative of results for a full year.

     The Company's Condensed Consolidated Balance Sheet as of January 31, 2002, has been derived from the audited Consolidated Balance Sheet as of that date.

     The preparation of the Company's condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The financial statement presentation includes the results of two significant restructuring initiatives that have been implemented in 2001 and 2002. On July 18, 2001, the Company's Board of Directors approved a restructuring plan that included the closure of 165 underperforming retail stores, reduction of administrative and corporate overhead and consolidation and elimination of four division offices (refer to "Note E - Restructuring"). On March 13, 2002, the Company's Board of Directors approved the second phase of the restructuring plan which included the complete exit of four underperforming markets resulting in the sale or closure of 95 stores and two distribution centers (refer to "Note D - Discontinued Operations/Market Exits"). Although these decisions were similar, the adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on February 1, 2002 caused the financial statement presentation of these actions to be dissimilar (SFAS No. 144 does not allow for the retroactive application of its provisions). The Company's 2001 financial statements have been restated to classify the results of operations for the 95 stores and two distribution centers as "discontinued operations"; their net sales, cost of sales, and selling, general and administrative expenses have been reflected on a net basis in the "discontinued operations: operating profit (loss)" line in the accompanying condensed consolidated earnings statements. The net sales, cost of sales, and selling, general and administrative expenses generated by the 165 stores are included in those respective lines in the accompanying condensed consolidated earnings statements for the periods prior to their sale or closure.

Reporting Periods
     The Company's quarterly reporting periods are generally 13 weeks and periodically consist of 14 weeks because the Company's fiscal year ends on the Thursday nearest to January 31 each year.

Inventory
     Net earnings reflects the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are partially based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. Albertson's recorded pretax LIFO expense of $10 and $23 for the 39 weeks ended October 31, 2002, and November 1, 2001, respectively.

Earnings Per Share ("EPS")
     Basic EPS is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding common shares adjusted by the dilutive effect of stock options.

   The following table details the computation of EPS (shares in millions):

                                                     13 Weeks Ended                               39 Weeks Ended
                                        ------------------------------------------    ----------------------------------------
                                             October 31,             November 1,          October 31,             November 1,
                                                    2002                    2001                 2002                    2001
                                        -------------------    -------------------   ------------------    -------------------
Basic EPS:
    Net earnings                                   $ 192                   $ 176                $ 364                   $ 211
                                        ===================    ===================   ==================    ===================
    Weighted average common shares
       outstanding                                   396                     406                  403                     406
                                        -------------------    -------------------   ------------------    -------------------
    Basic EPS                                      $0.48                   $0.43                $0.90                   $0.52
                                        ===================    ===================   ==================    ===================

Diluted EPS:
    Net earnings                                   $ 192                   $ 176                $ 364                   $ 211
                                        ===================    ===================   ==================    ===================
    Weighted average common shares
       outstanding                                   396                     406                  403                     406
    Potential common share equivalents                 1                       3                    2                       2
                                        -------------------    -------------------   ------------------    -------------------
    Weighted average shares
       outstanding                                   397                     409                  405                     408
                                        -------------------    -------------------   ------------------    -------------------
    Diluted  EPS                                   $0.48                   $0.43                $0.90                   $0.52
                                        ===================    ===================   ==================    ===================


Calculation of potential common share equivalents:
    Options to purchase potential common
       shares                                         7                       17                    9                      17
    Common shares assumed purchased with
       potential proceeds                            (6)                     (14)                  (7)                    (15)
                                              -------------      -----------------    ------------------    -------------------
    Potential common share equivalents                1                        3                    2                       2
                                              =============      =================    ==================    ===================

Calculation of potential common shares assumed purchased with potential proceeds:
    Potential proceeds from exercise of
       options to purchase common shares           $147                     $477                 $215                    $460
    Common stock price used under the
       treasury stock method                     $26.03                   $33.16               $29.61                  $30.88
    Potential common shares assumed
       purchased with potential proceeds              6                       14                    7                      15

     Outstanding options to purchase shares excluded from potential common share equivalents (option price exceeded the average market price during the period) amounted to 19.9 million and 7.9 million shares for the 13 weeks and 19.4 million and 8.9 million shares for the 39 weeks ended October 31, 2002, and November 1, 2001, respectively.

Comprehensive Income
     Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders' equity. Items of comprehensive income other than net earnings were insignificant for the periods ended October 31, 2002, and November 1, 2001.

Reclassifications
     Certain   reclassifications  have  been  made  in  prior  year's  financial statements to conform to classifications used in the current year.

NOTE B - RECENTLY ADOPTED ACCOUNTING STANDARDS
     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (`SFAS") No. 142 "Goodwill and Other Intangible Assets" which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and indefinite life intangibles should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

     The Company adopted the provisions of SFAS No. 142 on February 1, 2002, and accordingly no goodwill amortization was recorded for the 39 weeks ended October 31, 2002. The Company has completed its transitional impairment review of its goodwill as of February 1, 2002. The review was performed based on the Company's reporting units which have been defined as the Company's 11 current operating divisions. Historically, goodwill balances from business combinations accounted for as purchases were allocated to each acquired store. When this statement was adopted, the aggregate of the goodwill allocated to the stores in each reporting unit became the reporting units' goodwill balance. In order to determine if a reporting unit's goodwill was impaired, a combination of internal analysis, focusing on each reporting unit's implied EBITDA multiple, and estimates of fair value from a valuation specialists firm were used. Based on these analyses, there was no impairment of goodwill at the adoption date. The Company will analyze goodwill for impairment annually beginning in the fourth quarter 2002 unless circumstances change that would warrant an interim review as required by the statement.

     The  Company  adopted  SFAS No.  144,  "Accounting  for the  Impairment  or
Disposal of Long-Lived Assets," effective February 1, 2002. SFAS No. 144 replaces SFAS No. 121 regarding impairment losses on long-lived assets to be held and used or to be disposed of. The adoption of this standard did not have a material impact on the Company's impairment policy. However, the standard broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This resulted in classifying the operations of certain stores as discontinued operations in the Company's Condensed Consolidated Earnings Statements. Under this standard, a discontinued operation is based on identifiable cash flows and therefore is defined as an individual store. Individual discontinued operations resulting from normal store closures are not significant in the aggregate and, therefore, are not presented as discontinued operations. Activity associated with the Company's market exit plan involving the sale or closure of 95 stores and two distribution centers has been presented as discontinued operations (refer to "Note D - Discontinued Operations/Market Exits.")

NOTE C - GOODWILL
     Albertsons adoption of SFAS No. 142 eliminated the amortization of goodwill beginning in the first quarter of 2002. The following table adjusts net income and net income per share for the adoption of SFAS No. 142:

                                                        13 Weeks Ended                            39 Weeks Ended
                                              -----------------------------------      --------------------------------------
                                                 October 31,           November 1,         October 31,          November 1,
                                                        2002                  2001                2002                 2001
                                              ----------------    -----------------    -----------------    -----------------
Net earnings as reported                                $192                 $ 176                $364                $ 211
Add back goodwill amortization, net of tax                                      14                                       41
                                              ----------------    -----------------    -----------------    -----------------
Adjusted net earnings                                   $192                 $ 190                $364                $ 252
                                              ================    =================    =================    =================


Basic EPS                                              $0.48                $ 0.43               $0.90                $0.52
Add back goodwill amortization, net of tax                                    0.03                                     0.10
                                              ----------------    -----------------    -----------------    -----------------
Adjusted Basic EPS (a)                                 $0.48                $ 0.47               $0.90                $0.62
                                              ================    =================    =================    =================
Diluted EPS                                            $0.48                 $0.43               $0.90                $0.52
Add back goodwill amortization, net of tax                                    0.03                                     0.10
                                              ----------------    -----------------    -----------------    -----------------
Adjusted Diluted EPS                                   $0.48                $ 0.46               $0.90                $0.62
                                              ================    =================    =================    =================

(a) Due to rounding, the individual components do not sum to the total adjusted basic earnings per share for the 13 weeks ended November 1, 2001.

   Changes in the net carrying amount of goodwill were as follows:

         Goodwill as of January 31, 2002                           $1,467
         Write-off due to market exits                                (68)
                                                            ---------------
         Goodwill as of October 31, 2002                           $1,399
                                                            ===============

     In connection with the complete exit of certain markets discussed below, the Company wrote off $68 of goodwill, net for the quarter ended May 2, 2002. The goodwill written off arose from the original acquisition of the operating assets in those markets.

     The carrying amount of intangible assets as of October 31, 2002, was as follows:

           Amortized:
                  FMV of operating leases                           $ 233
                  Customer lists and other contracts                   52
                                                              -------------
                                                                      285
           Accumulated amortization                                  (169)
                                                              -------------
                                                                      116
           Non-Amortized:
                  Liquor licenses                                      39
                  Pension related intangible assets                    29
                                                              -------------
                                                                       68
                                                              -------------
                                                                    $ 184
                                                              =============

     Amortized intangible assets have remaining useful lives from 2 to 38 years. Projected amortization expense for intangible assets is: $24, $21, $18, $12, and $7, for Fiscal 2002, 2003, 2004, 2005 and 2006, respectively.

NOTE D - DISCONTINUED OPERATIONS/MARKET EXITS
     On March 13, 2002, the Company's Board of Directors approved the second phase of the Company's restructuring plan designed to improve future financial results and to drive future competitiveness. This phase of the plan included the complete exit of four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 stores and two distribution centers. These sales and closures were evaluated for lease liability or asset impairment, including goodwill, in accordance with the Company's policy. The operating results and gains and losses related to these market exits have been included in discontinued operations in the Company's Condensed Consolidated Earnings Statements. Restatement of prior year operating activity was required for the operations of the business presented as discontinued operations in connection with the adoption of SFAS No. 144.

     The discontinued operations generated sales of $290 and $1,006 for the 39 weeks ended October 31, 2002, and November 1, 2001, respectively, and an operating loss of $437 and operating profit of $8, respectively. For the 39 weeks ended October 31, 2002, the discontinued operations operating loss of $437 consisted of operating losses of $49 and asset impairments, lease liabilities and other costs of $388 as described in the following table:

                                                                 Asset                  Lease           Other
                                                           Impairments            Liabilities           Costs       Total
                                                    -------------------    -------------------    -----------    -----------
     Additions                                                   $ 401                   $ 26           $ 17          $ 444
     Adjustments                                                   (54)                   (10)             8            (56)
     Utilization                                                  (347)                    (3)           (25)          (375)
                                                    -------------------    -------------------    -----------    -----------
  Reserve Balance at October 31, 2002                            $  -                    $ 13           $  -          $  13
                                                    ===================    ===================    ===========    ===========

     The reserve balance of $13 as of October 31, 2002 is included with the restructuring reserves, in the Company's Condensed Consolidated Balance Sheet.

     Asset impairment adjustments resulted from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to net realizable values for stores under contract for sale. Lease liability adjustments represent more favorable negotiated settlements than had been originally estimated.

     Assets related to discontinued operations are recorded at their estimated net realizable value of $81 as of October 31, 2002 and are reported as assets held for sale in the Company's Condensed Consolidated Balance Sheet. These assets include land, buildings, equipment and leasehold improvements and are being actively marketed. As of October 31, 2002, all 95 stores and both distribution centers had been sold or closed. In addition, 77 of the 95 stores and one distribution center had been sold or were under contract for sale as of October 31, 2002.

     Other costs consist of amounts paid in connection with notification regulations and negotiated contract terminations.

     In connection with the market exit plan, the Company recorded pre-tax loss from discontinued operations of $3 during the 13 weeks ended October 31, 2002. Pre-tax credits of $9 were recognized for asset impairment adjustments resulting from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to net realizable values for stores under contract for sale. Pre-tax charges of $1 were recognized for lease liability adjustments. Pre-tax charges of $11 were recognized for operating losses. During the 13 weeks ended November 1, 2001 the Company recorded pre-tax operating losses of $1 for these discontinued operations.

NOTE E - RESTRUCTURING
     On July 17, 2001, the Company's Board of Directors approved the initial phase of a restructuring plan designed to improve future financial results and to drive future competitiveness. The plan included certain exit costs and employee termination benefits, as described below.

         Action                                                        Status

         Reduction in administrative and corporate overhead            Substantially complete

         Closure of 165 underperforming retail stores                  158 closed as of October 31, 2002

         Consolidation and elimination of four division offices        Completed

         Process streamlining                                          Ongoing

     In connection with this restructuring plan, the Company recorded pre-tax credits of $19, consisting of $27 of restructuring credits and $8 of other costs included with selling, general and administrative expenses, for the 39 weeks ended October 31, 2002. The following table presents the pre-tax restructuring credits and charges, incurred by category of expenditure, and the related restructuring reserves included in the Company's Condensed Consolidated Balance
Sheets:

                                                        Employee
                                                       Severance                 Asset             Lease
                                                           Costs           Impairments       Liabilities            Total
                                                  --------------    ------------------    --------------    -------------
  Balance at January 31, 2002                              $ 11                   $ -              $ 50             $ 61
     Adjustments                                              2                   (21)               (8)             (27)
     Utilization                                            (12)                   21               (12)              (3)
                                                  --------------    ------------------    --------------    -------------
  Balance at October 31, 2002                              $  1                   $ -              $ 30             $ 31
                                                  ==============    ==================    ==============    =============

     Employee severance costs consist of severance pay, health care continuation costs, and outplacement service costs for employees who participated in the Company's Voluntary Separation Plan and for employees who were terminated or notified of termination under the Company's Involuntary Severance Plan. In the initial phase of the restructuring plan, 1,341 managerial and administrative positions above store level were identified for termination. As of October 31, 2002, 1,292 positions had been terminated.

     Asset impairment adjustments resulted from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to the net realizable values for stores under contract for sale. Lease liability adjustments represent more favorable negotiated settlements than had been originally estimated.

     Assets related to restructuring include land, buildings, equipment, leasehold improvements and inventory for stores that were included in the initial phase of the restructuring plan. These assets are recorded at their estimated net realizable value of $46 as of October 31, 2002 and are reported as assets held for sale in the Company's Condensed Consolidated Balance Sheet.

     As part of the Company's restructuring plan, all stores' financial performance were reviewed utilizing a methodology based on return on invested capital. Based on these reviews, the Company identified and committed to close and dispose 165 underperforming stores in 25 states. All stores identified for closure were evaluated for lease liability or asset impairment, including goodwill, in accordance with the Company's policy. As of October 31, 2002, 158 stores had been closed. The Company will close the majority of the remaining stores by fiscal year end.

     For the 13 weeks ended October 31, 2002, the Company recorded net pre-tax credits of $7 for the restructuring plan. Pretax credits of $5 were recognized for assets impairment adjustments resulting from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to net realizable values for stores under contract for sale and pre-tax credits of $2 were recognized for severance liability adjustments. In the third quarter of the prior year the Company recorded pre-tax charges of $4 consisting of $1 for assets writedown and $3 of severance costs.

NOTE F - CLOSED STORE RESERVES
     When executive management approves and commits to closing or relocating a store, the remaining investment in land, building, leasehold, and equipment is reviewed for impairment and the difference between book value and estimated fair market value, less selling costs, is recorded in selling, general and administrative expenses. For properties under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. The following table shows the pre-tax expense, and related reserves, for closed stores and other surplus property:

                                                                    Lease                      Asset
                                                              Liabilities                Impairments               Total
                                                   ----------------------     ----------------------     ---------------
Balance at January 31, 2002                                         $ 39                      $   -                $ 39
    Additions                                                          8                         17                  25
    Adjustments                                                        1                         10                  11
    Utilization                                                      (12)                       (27)                (39)
                                                   ----------------------     ----------------------     ---------------
Balance at October 31, 2002                                         $ 36                      $   -                $ 36
                                                   ======================     ======================     ===============

     As of October 31, 2002, $33 of the reserve balance was included with accounts payable and the remaining $3 was included with other long-term liabilities and deferred credits in the Company's Condensed Consolidated Balance Sheet. The related assets are recorded at their estimated realizable value of $29 as of October 31, 2002 and reported as assets held for sale in the Company's Condensed Consolidated Balance Sheet.

NOTE G - INDEBTEDNESS
     In support of the Company's commercial paper program, the Company has three credit facilities totaling $1,400. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage, as defined, of at least 2.7 times. As of October 31, 2002, the Company's consolidated tangible net worth, as defined, was approximately $3,928, and its fixed charge coverage, as defined, was 4.3 times. No borrowings were outstanding under these credit facilities as of October 31, 2002.

NOTE H - SUPPLEMENTAL CASH FLOW INFORMATION
   Selected cash payments and noncash activities were as follows:

                                                                                   39 Weeks Ended
                                                              --------------------------------------------------------
                                                                      October 31, 2002              November 1, 2001
                                                              --------------------------    ---------------------------
     Cash payments for:
        Income taxes                                                             $ 302                         $ 324
        Interest, net of amounts capitalized                                       253                           251
     Noncash transactions:
        Capitalized leases incurred                                                 46                            55
        Capitalized leases terminated                                               14                            13
        Tax benefits related to stock options                                        2                             3
        Decrease in cash surrender value of Company-owned
           life insurance                                                           17                            21
        Deferred stock units expense                                                14                            14


NOTE I - CAPITAL STOCK
     The Board of Directors adopted a program on December 3, 2001, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning December 6, 2001 through December 31, 2002. On September 5, 2002, the Board of Directors authorized an increase of $500 to this program for a total of $1,000 of the Company's common stock that may be purchased and retired by the Company through December 31, 2002. Through October 31, 2002, 20.9 million shares were purchased and retired for $547, at an average price of $26.18 per share under this program. Subsequent to October 31, 2002 and through December 6, 2002, the Company had purchased and retired an additional
7.2 million shares for $157 under this program at an average price of $21.86.

     The Board of Directors adopted a stock buyback program on December 9, 2002, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning January 1, 2003 and ending December 31, 2003.

NOTE J - LEGAL PROCEEDINGS
     The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

     In March 2000 a class action complaint was filed against Albertson's as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Mario Gardner, et al.
v. Albertson's, Inc., American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc.) by bonusing managers seeking recovery of additional bonus payments based upon plaintiffs' allegation that the net profit upon which their bonuses were calculated improperly included workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In October 2001 the court granted summary judgment in favor of the Sav-on Drug Stores plaintiffs on this liability theory. In August 2001 a class action complaint with very similar claims, also involving the bonusing managers, was filed against Albertson's as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Taft Petersen et al. v. Lucky Stores, Inc., American Stores Company and Albertson's, Inc.). In June 2002 the cases were consolidated and in August 2002 a class action with respect to the consolidated case was certified by the court. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     In April 2000 a class action complaint was filed against Albertson's as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Mario Gardner, et al.
v. American Stores Company, Albertson's, Inc., American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc.) by assistant managers and operating managers seeking recovery of overtime based upon plaintiffs' allegation that they were improperly classified as exempt under California law. A class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, also involving the assistant managers and operating managers, was filed against the Company's subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The California Supreme Court has accepted plaintiffs' request for review of this class decertification. The decertification of the Gardner case is on hold pending the result in the
California Supreme Court. The Company has strong defenses against these lawsuits, and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., a wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc., Case No. 00L 009664) alleging milk price fixing. In December 2001 the Company's motion for summary judgment was denied, and leave to appeal was denied in April 2002. In July 2002 a class was certified, consisting of all people residing in the Chicagoland area who bought milk at retail from either or both of the defendants between August 23, 1996 and August 23, 2000. Trial is scheduled for January 2003. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

     An agreement has been reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, which raised various issues including "off the clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who meet eligibility criteria have been allowed to present their claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 80,000 associates and former associates. Approximately 6,000 claims forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be untimely or incapable of valuation. The court will consider the manner in which claimants may cure such defects. Based on information received from the claims administrator, the Company estimates that the value of the approximately 1,000 other claims is up to $13.5, although many of those claims amounts are still subject to challenge by the Company. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay in respect of valid claims. Subject to these and other uncertainties, the $37 pre-tax ($22 after-tax) charge recorded by the Company in 1999 continues to reflect the Company's current estimate of its total monetary liability, including attorney fees payable to counsel for the plaintiff class, for all eight cases. During the first quarter of 2001 this accrual was reduced by an $18 cash payment of attorney fees to counsel for the plaintiff class.

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

NOTE K - NEW ACCOUNTING STANDARDS
     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will become effective for Albertson's on January 31, 2003. The Company is currently analyzing the effect that this standard will have on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operating

Operational Initiatives
     The Company  continues to be focused on its five  strategic  imperatives as
discussed  on  pages  49  and  50  of  the  Company's   2001  Annual  Report  to
Stockholders.

1) Aggressive Cost and Process Control. Through the continued focus on expenses, overhead and store processes the Company has achieved its initial target of $250 in annualized expense reductions and remains on track to reduce costs by a total of $500 by the second quarter of 2003. The tougher than expected economy coupled with a more robust competitive environment has driven the Company to increase its annualized expense reduction target to $750.

2) Maximize Return on Invested Capital. The restructuring plan announced on July 18, 2001, that involved the closing and disposition of 165 underperforming stores is proceeding as planned. As of October 31, 2002, 158 of these stores had been sold or closed. The Company will close the majority of remaining stores by fiscal year end. In connection with the Company's market exit plan announced on March 13, 2002, the Company has sold or closed 95 stores and two distribution centers located in non-strategic markets.

3) Customer-focused Approach to Growth. The Company's "Focus on Fresh" initiative has resulted in strong gross profit performance in the Company's fresh departments. During 2002 the Company rolled out the loyalty card programs in four divisions and converted to the dual brand concept in two markets. The Company is studying consumer preferences related to these programs and will develop future roll-out plans based on this research.


4) Company-wide Focus on Technology. The Company has embraced a company-wide focus on technology with the goal of becoming an industry leader. The Company has committed a greater share of its capital expenditures to information and process technology to serve customers and improve operating efficiencies. The Company extended its Albertsons.com on-line shopping service to four markets in the current year and plans to roll out the service to additional markets in the future.

5)   Energized   Associates.   The  Company  has  continued  to  build  stronger
     communication   systems,   improve  training  programs  and  implement  new
     performance-based reward programs in order to energize associates.

Comparability of Company's Operating Results
     The financial statement presentation for two significant restructuring initiatives that have been implemented in the past two years should be considered in analyzing the Company's accompanying operating results in 2002 and 2001. Even though the Company's decision to sell or close 165 stores on July 18, 2001 was similar to its decision to sell or close 95 stores and two distribution centers on March 13, 2002, the adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" after the first phase but before the second phase of the restructuring caused the financial statement presentation of these actions to be dissimilar. (SFAS No. 144 does not allow for retroactive application of its provisions, so each phase of the restructuring plan followed different reporting guidelines.) The Company's 2001 financial statements have been restated to classify the results of operations for the 95 stores and two distribution centers as "discontinued operations"; their net sales, cost of sales, and selling, general and administrative expenses have been reflected on a net basis in the "discontinued operations: operating profit
(loss)" line in the condensed consolidated earnings statements. The net sales, cost of sales, and selling, general and administrative expenses generated by the 165 stores are included in those respective lines in the condensed consolidated earnings statements for the periods prior to their sale or closure.

Results of Operations - Third Quarter
     The following table sets forth earnings components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                                      Percent to Sales
                                                                       13 weeks ended                     Percentage
                                                         ------------------------------------------       in Dollars
                                                            October 31,           November 1,               Increase
                                                                   2002                  2001             (Decrease)
                                                         -------------------    -------------------    --------------

    Sales                                                        100.00%               100.00%                (4.2)%
    Gross profit                                                  29.31                 28.45                 (1.3)
    Selling, general and administrative expenses                  24.86                 23.82                  0.0
    Restructuring (credits) charges and other                     (0.08)                 0.01                  n.m.
    Operating profit                                               4.53                  4.62                 (6.3)
    Interest, net                                                 (1.01)                (1.22)               (21.2)
    Other expenses, net                                                                 (0.08)                 n.m.
    Earnings from continuing operations before income
       taxes                                                       3.52                  3.32                  1.5
    Net earnings from continuing operations                        2.24                  1.96                  9.4
    Net loss from discontinued operations                         (0.02)                (0.01)                 n.m.
    Net earnings                                                   2.22                  1.95                  8.7

n.m. - not meaningful

     Sales for the 13 weeks ended November 1, 2001 have been restated from previously reported amounts to exclude sales associated with discontinued operations which represent sales of the 95 stores included in the Company's market exit plan. The decrease in reported sales is attributable to the Company's restructuring plan initiated in July 2001, which included the sale or closure of 165 stores, and the sale of 80 New England Osco drugstores in the fourth quarter of 2001. (These stores' sales are included in the 2001 and 2002 periods until their closure.) The sales decrease was offset in part by the Company's capital expansion program. Sales were also impacted by declining consumer confidence and escalating competitive activity. Identical store sales decreased 2.0% and comparable store sales, which include replacement stores, decreased 1.5%. During the third quarter of 2002, the Company opened 19 combination food and drug stores, 2 warehouse stores, and 7 stand alone drugstores, while closing 4 combination food and drug stores, 2 conventional stores, 2 warehouse stores, and 2 drugstores. Of the total 10 store closings, 3 related to the Company's restructuring plan. As of the end of third quarter of 2002, net retail square footage decreased by 8.3% from the end of the third quarter of 2001. Management estimates that from the end of third quarter of 2001 to to the end of the current quarter, overall deflation in products the Company sells was approximately 0.7%, as compared to inflation of 1.2% in the corresponding period ended November 1, 2001.

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

     Gross profit, as a percent to sales, increased as a result of strong performance in the fresh departments and improvements in the pharmacy department. Improvements in the pharmacy department resulted from increased generic substitution and improved procurement practices. There was no pre-tax LIFO charge for the 13 weeks ended October 31, 2002. For the 13 weeks ended November 1, 2001, the pre-tax LIFO charge reduced gross profit by $8 or 0.08% to sales.

     Total selling, general and administrative expenses, as a percent to sales, increased in third quarter of 2002 as compared to the prior year primarily due to higher employee benefits and insurance costs. The impact of the elimination of goodwill amortization in 2002 due to the adoption of SFAS 142 was offset by increased depreciation expense associated with the Company's capital expenditure programs.

     Net interest expense for the 13 weeks ended October 31, 2002 included a $10 interest reserve reversal due to updated estimates of interest payable associated with certain federal and state taxes. In addition, net interest expense decreased as compared to the prior year as a result of lower average outstanding debt balances.

     The effective income tax rate from continuing operations decreased from 41.0% for the 13 weeks ended November 1, 2001 to 36.4% for the 13 weeks ended October 31, 2002. The decrease was caused by the elimination of goodwill amortization and the reflection of updated estimates of federal and state taxes which were lower than amounts previously estimated. For the 13 week period ended October 31, 2002, the rate was reduced to 36.4% to bring the rate for the 39 week period ended October 31, 2002 down to 38.4% from the 39.2% estimate used for the 26 week period ended August 1, 2002.

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

     In connection with the market exit plan, the Company recorded pre-tax losses from discontinued operations of $3 during the 13 weeks ended October 31, 2002. Pre-tax credits of $9 were recognized for asset impairment adjustments resulting from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to net realizable values for stores under contract for sale. Pre-tax charges of $1 were recognized for lease liability adjustments. Pre-tax charges of $11 were recognized for operating losses. During the 13 weeks ended November 1, 2001 the Company recorded pre-tax operating losses of $1 for these discontinued operations.

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

         Action                                                          Status

         Reduction in administrative and corporate overhead              Substantially complete

         Closure of 165 underperforming retail stores                    158 closed as of October 31, 2002

         Consolidation and elimination of four division offices          Completed

         Process streamlining                                            Ongoing

     In connection with this restructuring plan, the Company recorded net pre-tax credits of $7 for the 13 weeks ended October 31, 2002. Pretax credits of $5 were recognized for assets impairment adjustments resulting from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to net realizable values for stores under contract for sale and pre-tax credits of $2 were recognized for severance liability adjustments. In the third quarter of the prior year the Company recorded pre-tax charges of $4 consisting of $1 for assets writedown and $3 of severance costs.

     Summary of Discontinued Operations, Restructuring and Other Non-Routine Items - Due to the significance of discontinued operations, restructuring charges, other non-routine items and the discontinuance of goodwill amortization on operating results, the following table is presented to assist in the comparison of selected earnings statement components as reported and as provided supplementally to reflect adjustments to exclude the effects of these charges and credits:


                                                          13 Weeks Ended                              13 Weeks Ended
                                                         October 31, 2002                            November 1, 2001
                                              --------------------------------------    ---------------------------------------
                                                         As                       As              As                         As
                                                   Reported    Adj.         Adjusted        Reported      Adj.         Adjusted
                                              ------------- ------- ----- ----------    ------------ --------- -- -------------
Sales                                                $8,657                   $8,657          $9,036                     $9,036

Cost of sales                                         6,120                    6,120           6,466                      6,466


Selling, general and administrative expenses          2,152                    2,152           2,152      $ (3)(a)        2,133
                                                                                                           (14)(b)
                                                                                                            (2)(c)

Restructuring (credits) charges and other                (7)   $  7 (a)            -               1        (1)(a)            -

Other expenses:
 Interest, net                                          (87)                     (87)           (110)                      (110)
 Other, net                                               -                        -              (7)                        (7)

Income tax expense                                      111      (3)(d)          108             123         3 (d)          126

Discontinued operations:
 Operating (loss) income                                 (3)      3 (e)            -              (1)        1 (e)            -
 Tax (benefit) expense                                   (1)      1 (e)            -               -                          -


(a)  Relates  to the  Company's  restructuring  plan  adopted  on July 17,  2001
(b)  Adjustment to exclude goodwill amortization
(c) Other costs and adjustments related to the Company's merger with American Stores Company
(d)  Tax effect of the various adjustments
(e)  Relates to the Company's market exit plan adopted on March 13, 2002.

Note: Net earnings per share was not impacted by these supplemental items for the 13 weeks ended October 31, 2002. The impact of these supplemental items was a decrease to reported diluted net earnings per share of $0.04 for the 13 weeks ended November 1, 2001.

Results of Operations - Year-to-Date
     The following table sets forth certain earnings components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                                      Percent to Sales
                                                                       39 weeks ended                       Percentage
                                                         ------------------------------------------         in Dollars
                                                             October 31,             November 1,              Increase
                                                                    2002                    2001            (Decrease)
                                                         --------------------     -----------------    ---------------

    Sales                                                        100.00%                 100.00%                (2.7)%
    Gross profit                                                  29.29                   28.35                  0.5
    Selling, general and administrative expenses                  24.21                   24.07                 (2.2)
    Restructuring (credits) charges and other                     (0.11)                   1.74                  n.m.
    Merger-related credits                                                                (0.05)                 n.m.
    Operating profit                                               5.19                    2.59                 95.0
    Interest, net                                                 (1.11)                  (1.20)                (9.6)
    Other expenses, net                                           (0.06)                  (0.07)               (16.2)
    Earnings from continuing operations before income
       taxes                                                       4.02                    1.32                195.7
    Net earnings from continuing operations                        2.48                    0.76                216.7
    Net (loss) earnings from discontinued operations              (1.11)                   0.02                  n.m.
    Net earnings                                                   1.37                    0.78                 72.5

n.m. - not meaningful

     Sales for the 39 weeks ended November 1, 2001 have been restated from previously reported amounts to exclude sales associated with discontinued operations which represent sales of the 95 stores included in the Company's market exit plan. The decrease in reported sales is primarily attributable to the Company's restructuring plan initiated in July 2001, which included the sale or closure of 165 stores, and the sale of 80 New England Osco drugstores in the fourth quarter of 2001. (These stores' sales are included in the 2001 and 2002 periods until their closure.) The sales decrease was offset in part by the Company's capital expansion program. Sales were also impacted by declining consumer confidence and escalating competitive activity. Identical store sales decreased 0.7% and comparable store sales, which include replacement stores, decreased 0.1%. During the 39 weeks ended October 31, 2002, the Company opened 46 combination food and drug stores, 2 warehouse stores and 26 stand alone drugstores, while closing 138 combination food and drug stores, 20 conventional stores, 5 warehouse stores and 47 drugstores. Of the total 210 store closings, 174 related to the Company's restructuring plans. As of the end of third quarter of 2002, net retail square footage decreased by 8.3% from the end of the third quarter of 2001. Management estimates that from the end of the third quarter of 2001 to the end of the current quarter, overall deflation in products the Company sells was approximately 0.7%, as compared to inflation of 1.2% in the corresponding period ended November 1, 2001.

     Sales results for the 39 weeks ended October 31, 2002, were favorably affected by trends and programs similar to those experienced for the 13 weeks ended October 31, 2002, which are discussed in Results of Operations - Third Quarter.

     Gross profit, as a percent to sales, increased as a result of strong performance in the fresh departments and improvements in the pharmacy department. Improvements in the pharmacy department resulted from increased generic substitution and improved procurement practices. The pre-tax LIFO charge reduced gross profit by $10 (0.04% to sales) for the 39 weeks ended October 31, 2002, and $23 (0.08% to sales) for the 39 weeks ended November 1, 2001.

     Total selling, general and administrative expenses, as a percent to sales, increased as compared to the prior year primarily due to higher employee benefits and insurance costs. The increase was partially offset by a decrease in salaries.

     Net interest expense for the 39 weeks ended October 31, 2002 included a $10 interest reserve reversal due to updated estimates of interest payable associated with certain federal and state taxes. In addition, net interest expense decreased as compared to the prior year as a result of lower average outstanding debt balances.

     The effective income tax rate from continuing operations decreased from 42.5% for the 39 weeks ended November 1, 2001 to 38.4% for the 39 weeks ended October 31, 2002. The decrease was caused by higher earnings from continuing operations, the elimination of goodwill amortization and the reflection of updated estimates of federal and state taxes which were lower than amounts previously estimated.

Discontinued Operations, Restructuring and Other Non-Routine Items
     Discontinued Operations / Market exits - In connection with the market exit plan, the Company recorded pre-tax charges from discontinued operations of $437 during the 39 weeks ended October 31, 2002. The pre-tax charges are comprised of $347 of charges on the write-down of assets to estimated net realizable value, $16 of charges on lease liabilities in excess of related estimated sublease income, $49 of operating losses and $25 of other costs. During the 39 weeks ended November 1, 2001, the Company recorded pre-tax earnings of $8 associated with the discontinued operations.

     Restructuring - In connection with the restructuring plan, the Company recorded net pre-tax credits of $19 for the 39 weeks ended October 31, 2002. Pre-tax credits of $21 were recognized for asset impairment adjustments resulting from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to the net realizable values for stores under contract for sale. Pre-tax credits of $8 were recognized for lease liability adjustments where more favorable negotiated settlements have been reached than had been originally estimated. Pre-tax charges of $10 were recognized for severance and other costs. In the prior year the Company recorded pre-tax charges of $561 consisting of $35 for inventory write-downs, $416 of charges for the write-down of assets to estimated net realizable value, $63 of charges for lease liabilities in excess of related sublease income and $47 of severance and other costs.

     Merger-Related and Exit Costs - Results of operations for the 39 weeks ended November 1, 2001, include $8 of net merger related credits consisting of $15 of credits associated with the reversal of previous impairment charges and $7 of additional severance and integration costs.

     Other Non-Routine Items - During the quarter ended May 3, 2001, the Company recorded $9 of compensation related costs for the executive management changes.

     Summary of Discontinued Operations, Restructuring and Other Non-Routine Items - Due to the significance of discontinued operations, restructuring charges, merger-related charges (credits), other non-routine items and the discontinuance of goodwill amortization on operating results, the following table is presented to assist in the comparison of selected earnings statement components as reported and as provided supplementally to reflect adjustments to exclude the effects of these charges and credits:

                                                         39 Weeks Ended                                39 Weeks Ended
                                                        October 31, 2002                              November 1, 2001
                                           -------------------------------------------     ---------------------------------------
                                                     As                             As             As                           As
                                               Reported           Adj.        Adjusted       Reported            Adj.     Adjusted
                                           ------------- ------------- ---- -----------    ------------- ------------ --- ---------
Sales                                            $26,519                        $26,519         $27,265                     $27,265

Cost of sales                                     18,751                         18,751          19,537         $(35) (a)    19,502

Selling, general and administrative
 expenses                                          6,421           (8) (a)        6,413           6,562          (51) (a)     6,452
                                                                                                                 (42) (b)
                                                                                                                 (17) (c)

Restructuring (credits) charges and other            (29)          27  (a)            -             476         (476) (a)         -
                                                                    2  (c)
Merger-related credits                                                                              (15)          15  (c)         -

Other expenses:
 Interest, net                                      (295)                          (295)           (326)                       (326)
 Other, net                                          (17)                           (17)            (19)                        (19)

Income tax expense                                   408           (8) (d)          400             153          227  (d)       380

Discontinued operations:
 Operating (loss)income                             (437)         437  (e)            -               8           (8) (e)         -
 Tax (benefit) expense                              (145)         145  (e)            -               4           (4) (e)         -


(a)    Relates to the Company's restructuring plan adopted on July 17, 2001
(b)    Adjustment to exclude goodwill amortization
(c)    Other  costs  and  adjustments   related  to  the  merger  and  executive
       management changes
(d)    Tax effect of the various adjustments
(e)    Relates to the Company's market exit plan adopted on March 13, 2002

Note: The impact of these supplemental items was a decrease to reported diluted earnings per share of $0.69 and $0.92 for the 39 weeks ended October 31, 2002 and November 1, 2001, respectively.

       The costs of the Company's restructuring and market exit plans have resulted in significant charges and incremental expenses. These costs had significant effects on the results of operations of the Company. Through October 31, 2002, the Company has recognized total pre-tax charges of $978 ($624 after tax) associated with the Company's restructuring and market exit plans. The total noncash portion of these charges amounted to $761 and the Company expects to generate net cash proceeds of approximately $600 (before tax) when all of the related assets are sold.

Liquidity and Capital Resources
     Cash provided by operating activities during the 39 weeks ended October 31, 2002, was $1,725 compared to $1,461 in the prior year. Free cash flow, defined as cash provided by operating activities plus proceeds from disposal of land, buildings and equipment, and proceeds from disposal of assets held for sale, less net capital expenditures, dividends paid, and common stock purchases, was $459 for the 39 weeks ended October 31, 2002, compared to $286 in the prior year. The increase in free cash flows resulted primarily from the Company's initiative to sell underperforming stores, assets related to market exits, and surplus property, offset by purchases of its common stock.

     The implementation of the Company's strategic imperative to maximize return on invested capital (see Operational Initiatives) is expected to further enhance working capital by eliminating unproductive assets and reducing inventory and accounts receivable levels. Future sales of assets held for sale are expected to continue to provide positive cash flow for the Company.

     The Company utilizes its commercial paper and bank line programs primarily to supplement cash required for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings may fluctuate between reporting periods. The Company had no commercial paper or bank line borrowings outstanding at October 31, 2002, or January 31, 2002.

     In support of the Company's commercial paper program, the Company has three credit facilities totaling $1,400. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage, as defined, of at least 2.7 times. As of October 31, 2002, the Company's consolidated tangible net worth, as defined, was approximately $3,928, and its fixed charge coverage, as defined, was 4.3 times. No borrowings were outstanding under these credit facilities as of October 31, 2002.

     The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective in February 2001 (the "2001 Registration Statement"), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of Albertson's common stock. As of October 31, 2002, up to $2,400 of debt securities remain available for issuance under the Company's 2001 Registration Statement.

     The Board of Directors adopted a program on December 3, 2001, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning December 6, 2001 through December 31, 2002. On September 5, 2002, the Board of Directors authorized an increase of $500 to this program for a total of $1,000 of the Company's common stock that may be purchased and retired by the Company through December 31, 2002. Through October 31, 2002, 20.9 million shares were purchased and retired for $547, at an average price of $26.18 per share under this program. Subsequent to October 31, 2002 and through December 6, 2002, the Company had purchased and retired an additional
7.2 million shares for $157, at an average price of $21.86 under this program.

     The Board of Directors adopted a stock buyback program on December 9, 2002, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning January 1, 2003 and ending December 31, 2003.

Contractual Obligations and Commercial Commitments
     There have been no material changes regarding the Company's contractual obligations and commercial commitments from the information provided under the caption "Contractual Obligations and Commercial Commitments" on page 58 and 59 of the Company's 2001 Annual Report to Stockholders.

Letters of Credit
     The Company had outstanding Letters of Credit of $132 as of October 31, 2002, all of which were issued under separate bilateral agreements with multiple financial institutions. Of the $132 outstanding at October 31, 2002, $126 were standby letters of credit covering primarily workers' compensation or performance obligations. The remaining $6 were commercial letters of credit supporting the Company's merchandise import program. The Company pays issuance fees that vary, depending on type, which average 0.7% of the outstanding balance of the letters of credit.

Off Balance Sheet Arrangements
     The Company has no significant off balance sheet arrangements including equity method investments. Investments that are accounted for under the equity method have no liabilities associated with them that would be considered material to the Company.

Related Party Transactions
     There were no material related party transactions during the 39 weeks ended October 31, 2002, or November 1, 2001.

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

Environmental
     The Company has various identified environmental liabilities, the majority of which are related to soil and groundwater contamination from underground petroleum storage tanks and former dry cleaning operations at certain store, warehouse, office and manufacturing facilities. Such liabilities affect current operations as well as previously divested properties. The Company conducts an ongoing program for the inspection and evaluation of new sites proposed to be acquired by the Company and the remediation/monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each identified environmental liability unless an unfavorable outcome is remote. Although the ultimate outcome and expense of these environmental liabilities is uncertain, the Company believes that required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Charges against earnings for environmental remediation were not material for the 39 weeks ended October 31, 2002, or November 1, 2001.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995
     From time to time, information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as integration of the operations of acquired or merged companies, expansion and growth of the Company's business, future capital expenditures and the Company's business strategy and operating initiatives, contain forward-looking information. In reviewing such information it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information. This forward-looking information is based on various factors and was derived using various assumptions. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 60 of the Company's 2001 Annual Report to Stockholders.

Item 4.  Controls and Procedures
     Albertson's management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of this evaluation, there have not been any significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect the Company's internal controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         The information required under this item is included in the Notes to Condensed Consolidated Financial Statements under the caption "Note J - Legal Proceedings" on page 12 of Part I, Financial Information of this Report on Form 10-Q. This information is incorporated herein by this reference thereto.

Item 2.  Changes in Securities
         In accordance with the Company's $1,400 revolving credit agreements, the Company's consolidated tangible net worth, as defined, shall not be less than $3,000.

Item 3.  Defaults upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

a.        Exhibits
             10.42        Albertsons Severance Plan for Officers effective October 1, 2002.

             10.43        Albertsons Change of Control Severance  Agreement for Chief Operating Officer and Executive
                          Vice President effective November 1, 2002.

             10.44        Albertsons Change of Control Severance  Agreement for Senior Vice Presidents and Group Vice
                          Presidents effective November 1, 2002.

             10.45        Albertsons Change of Control Severance Agreement for Vice Presidents effective  November 1,
                          2002.

             10.46        Albertsons  Amended and  Restated  1995  Stock-Based  Incentive  Plan as amended  effective
                          December 9, 2002.

             10.46.1      Form of Award of Stock Option.

             10.46.2      Form of Award of Deferred Stock Units.

             99.1         Certification  of CEO and CFO Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

b. The following reports under Item 9. Regulation FD Disclosure on Form 8-K were filed during the quarter ended October 31, 2002:

           Current report on Form 8-K dated September 4, 2002, including sworn statements submitted to the SEC from each of the Principal Executive Officer, Lawrence R. Johnston, and Principal Financial Officer, Felicia D. Thornton, pursuant to the Securities and Exchange Commission Order No. 4-460.

           Current report on Form 8-K dated October 31, 2002, summarizing the press release issued on October 31, 2002 which lowered third quarter and fiscal year 2002 earnings per share guidance.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ALBERTSON'S, INC.
                               -------------------------------------------------
                                                   (Registrant)



Date: December 11, 2002        /S/ Felicia D. Thornton
                               -------------------------------------------------
                               Felicia D. Thornton
                               Executive Vice President
                                and Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: December 11, 2002         /S/ Lawrence R. Johnston
                                ------------------------------------------------
                                Lawrence R. Johnston
                                Chairman of the Board and
                                 Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 11, 2002           /S/ Felicia D. Thornton
                                  ----------------------------------------------
                                  Felicia D. Thornton
                                  Executive Vice President
                                   and Chief Financial Officer