Form 10-K
period 2003-01-30
ALBERTSONS INC /DE/
filed 2003-04-24
CIK 3333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-K
                         -------------------------------

 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

    For the fiscal year ended January 30, 2003 Commission file number 1-6187
                                                                      ------

                                ALBERTSON'S, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                       82-0184434
---------------------------------               --------------------------------
  (State of Incorporation)                      (Employer Identification Number)

            250 Parkcenter Boulevard, P.O. Box 20, Boise, Idaho 83726
                                 (208) 395-6200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of each class           Name of each exchange on which registered
-----------------------------------    -----------------------------------------
Common Stock, $1.00 par value          New York Stock Exchange
                                       Pacific Stock Exchange

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

    Indicate by check mark whether  the Registrant is an  accelerated  filer (as
defined in Exchange Act  Rule 12b-2).  Yes   x     No
                                           -----      -----

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 1, 2002 was approximately $10.5 billion.

    The number of shares of the registrant's common stock, $1.00 par value, outstanding as of April 18, 2003 was 366.8 million.

                       Documents Incorporated by Reference

    Listed hereunder are the documents, any portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Shareholders to be held on June 6, 2003, (the "Proxy Statement") to be filed within 120 days after the Registrant's year ended January 30, 2003, portions of which are incorporated by reference into
      Part III of this Form 10-K.

                                ALBERTSON'S, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS


Item                                                                                              Page

                                     PART I
-------------------------------------------------------------------------------------------------------------
     Cautionary Statement                                                                         3

 1.  Business                                                                                     3

 2.  Properties                                                                                   6

 3.  Legal Proceedings                                                                            8

 4.  Submission of Matters to a Vote of Security Holders                                          9

-------------------------------------------------------------------------------------------------------------


                                     PART II
-------------------------------------------------------------------------------------------------------------
 5.  Market for the Registrant's Common Equity and Related Stockholder Matters                    9

 6.  Selected Financial Data                                                                     10

 7.  Management's Discussion and Analysis of Financial Condition and Results of                  10
     Operations

 7A. Quantitative and Qualitative Disclosures about Market Risk                                  23

 8.  Consolidated Financial Statements and Supplementary Data                                    24

 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                                        52

-------------------------------------------------------------------------------------------------------------


                                    PART III
-------------------------------------------------------------------------------------------------------------
10.  Directors and Executive Officers of the Registrant                                          53

11.  Executive Compensation                                                                      55

12.  Security Ownership of Certain Beneficial Owners and Management and Related                  55
     Stockholders Matters

13.  Certain Relationships and Related Transactions                                              55

14.  Controls and Procedures                                                                     55


                                     PART IV
-------------------------------------------------------------------------------------------------------------
15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                             55


SIGNATURES

CERTIFICATIONS

                                     PART I


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

    All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company's expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties.

    These statements may relate to, among other things: investing to increase sales; changes in cash flow; increases in insurance and employee benefit costs; attainment of cost reduction goals; achieving sales increases and increases in identical sales; opening and remodeling stores; and the Company's five strategic imperatives; and are indicated by words or phrases such as "expects," "plans," "believes," "estimate," and "goal." In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information.

    Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in the general economy; changes in interest rates; changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); and other factors affecting the Company's business in or beyond the Company's control. These factors include changes in the rate of inflation; changes in state or federal legislation or regulation; adverse determinations with respect to litigation or other claims (including environmental matters); labor negotiations; the cost and stability of energy sources; the Company's ability to recruit, retain and develop employees; the Company's ability to develop new stores or complete remodels as rapidly as planned; the Company's ability to implement new technology successfully; stability of product costs; the Company's ability to integrate the operations of acquired or merged companies; the Company's ability to execute its restructuring plans; and the Company's ability to achieve its five strategic imperatives.

    Other factors and assumptions not identified above could also cause the actual results to differ materially from those projected or suggested in the forward-looking information. The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in predictions, assumptions, estimates or changes in other factors affecting such forward-looking information.


Item 1.  Business

General
    Albertson's, Inc. ("Albertsons" or the "Company") is incorporated under the laws of the State of Delaware and is the successor to a business founded by
J. A. Albertson in 1939. The Company's general offices are located at 250 Parkcenter Boulevard, Boise, Idaho 83726, and its telephone number is
(208) 395-6200. Information about the Company is available on the internet at www.albertsons.com.

    Based on sales, the Company is one of the largest retail food and drug chains in the world. As of January 30, 2003, the Company operated 2,287 retail stores in 31 states. These retail stores consist of 1,313 combination food-drug stores, 708 stand-alone drugstores, and 266 conventional and warehouse stores. Retail operations are supported by 17 major Company distribution centers. These distribution centers provide product exclusively to the Company's retail stores.

    The Company's operations are within a single operating segment, the retail sale of food and drug merchandise. All the Company's operations are within the United States. As of January 30, 2003, the Company's stores operated under the banners Albertsons, Albertsons-Osco, Albertsons-Sav-on, Jewel-Osco, Acme, Sav-on Drugs, Osco Drug, Max Foods, and Super Saver Foods.

    The Company's fiscal year ends on the Thursday nearest to January 31. As a result, the Company's fiscal year includes a 53rd week every 5 to 6 years. Fiscal years 2002, 2001, and 2000 each contained 52 weeks and ended on January 30, 2003, January 31, 2002, and February 1, 2001.

    The Company continues to be focused on its five strategic imperatives that serve as a guide and a filter for the Company's initiatives and actions. These five imperatives are: 1) Aggressive cost and process control, 2) Maximize return on invested capital, 3) Customer-focused approach to growth, 4) Company-wide focus on technology and 5) Energized associates. With these imperatives in mind, the Company announced on July 18, 2001 the initial restructuring plan of divesting 165 underperforming retail stores and consolidation and elimination of four division offices. The Company announced on March 13, 2002 the second phase of restructuring which included exiting four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas, which involved divesting 95 stores, two distribution centers and included the reduction of division offices from 15 to 11.

    All dollar amounts in this report are in millions, except per share data.

Retail Formats
    As of January 30, 2003, the Company's retail operations were organized into 11 divisions, based primarily on geographic boundaries. The division staff is responsible for day-to-day operations and for executing marketing and merchandising programs. This structure allows the division level employees, who are closest to the customer, to implement strategies tailored to each of the unique neighborhoods that the Company serves.

    The Company's combination food-drug stores are super grocery and drug stores under one roof and range in size from 35,000 to 107,000 square feet. Most of these stores offer prescription drugs and an expanded section of cosmetics and general merchandise in addition to specialty departments such as service seafood and meat, bakery, lobby/video, service delicatessen, liquor and floral. Many also offer meal centers, party supply centers, coffee bars, in-store banks, dry cleaning, photo processing and destination categories for beverages, snacks, pet care products, paper products and baby care merchandise. All shopping areas are served by a common set of checkstands.

    Albertsons' strategic advantage in today's marketplace comes from the Company's unique heritage in two market formats - food stores and drugstores. Albertsons has decades of experience in serving customers in both market formats. This unique position in the marketplace has enabled the Company to bring together separate retail brands, creating the dual brand combination stores that leverage the Company's separate food and drug experience and brand equity. The Company began expanding the dual brand combo concept in 2001 by rolling out Albertsons-Sav-on stores in the Reno, Nevada market and Albertsons-Osco stores in the Tucson, Arizona market. In 2002, the Company rolled out the dual brand combo concept in the Phoenix, Arizona and the Omaha, Nebraska markets. The Company is studying consumer preferences related to these programs and will develop future roll-out plans based on this research.

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

    As of January 30, 2003, the Company operated 199 fuel centers in 20 states, which are generally located in the parking lots of the Company's stores. These centers feature three to six fuel pumps and a small building, ranging in size from a pay-only kiosk to a convenience store, featuring such items as candy, soft drinks and snack foods.

    In November 1999 Albertsons introduced its own grocery delivery Web site when Albertsons.com entered the Seattle, Washington market. The Company expanded the service to the San Diego area in October 2001, the Los Angeles area in February 2002, the San Francisco area and Oregon in March 2002 and the Las Vegas area in November 2002. By using its brick-and-mortar stores, Albertsons has evolved its online model to take advantage of its retail grocery expertise, brand recognition and existing infrastructure. With more than three years of experience, Albertsons.com offers a reliable and proven online grocery service customers trust to deliver high-quality, fresh products direct from the store to their home.

    Savon.com, Albertsons online drugstore, serves the Company's customers nationwide. On December 7, 2000, Savon.com opened the "doors" to a nationwide online pharmacy service. The site offers a full range of sundry items, new and refill prescriptions and consumer health information. The Web site allows customers across the country the freedom to have new or refilled prescriptions ready for pickup at any local Albertsons food or drug store, or have their prescriptions mailed to their doorsteps.

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

Merchandising
    The Company supplies its stores with merchandise through its distribution centers and outside suppliers, or directly from manufacturers, in an effort to obtain merchandise at the lowest possible cost. The Company believes that it is not dependent on any one supplier, and considers its relations with its suppliers to be satisfactory.

    Management believes that retail stores offering a broad array of products and time-saving services are perceived by customers as part of a solution to today's lifestyle demands. Accordingly, a principal component of the Company's merchandising strategy is to design stores that offer these solutions. In the Company's prototype stores, in-store bakeries and delicatessens, prepared foods sections, and gourmet coffee service are available. A selection of prepared foods and home meal replacements are featured throughout the store. In the meat department, customers are provided easy meal alternatives. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken, chicken cordon blue, tamales, meat loaf and other dinner entrees, sandwiches, pre-packaged salads and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Albertsons offers bread baked daily, cakes made to order in various sizes, donuts, and other pastries.

Employees
    As of January 30, 2003, the Company employed approximately 202,000 people, many of whom are covered by collective bargaining agreements. The Company considers its present relations with employees to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

Environmental
    The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and groundwater contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of properties). The Company conducts an ongoing program for the inspection and evaluation of potential new sites and the remediation/monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is believed to be remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the costs of required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Charges against earnings for environmental remediation were not material in 2002, 2001 or 2000.

Government Regulation
    The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Occupational Health and Safety Administration and other federal, state and local agencies. The Company's stores are also subject to local laws regarding zoning, land use and the sale of alcoholic beverages. The Company believes that its locations are in material compliance with such laws and regulations.

Competition
    Food, drug and general merchandise retailing involves intense competition with numerous competitors. Competition is based primarily on price, product quality and variety, service and location. The Company faces direct competition from many local, regional and national supermarket chains, supercenters, club stores, specialty retailers (such as pet centers and toy stores) and large-scale drug and pharmaceutical retailers. Increasing competition also exists from convenience stores, prepared food retailers, liquor and video stores, film developing outlets, and Internet and mail-order retailers.

    The Company is subject to effects of seasonality. Sales have historically been higher in the Company's fourth quarter than other quarters due to the holiday season and the increase in cold and flu occurrences.

Available Information
    The Company will make available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge through the Company's internet website at http://www.albertsons.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 2.  Properties
    The Company has actively pursued an expansion program of adding new retail stores, enlarging and remodeling existing stores and replacing smaller stores. During the past ten years, the Company has built or acquired 1,871 stores and approximately 84% of the Company's current retail square footage has been opened or remodeled during this period. The Company continues to follow the policy of closing stores that are obsolete or fail to provide adequate return on invested capital.

    Albertsons stores are located in 31 Northeastern, Western, Midwestern and Southern areas of the United States. The table below is a summary of the stores by state and classification as of January 30, 2003:


                          Combination
                            Food-Drug      Stand-Alone           Other                            Fuel
                               Stores       Drugstores          Stores          TOTAL          Centers (a)
--------------------- ---------------- ---------------- --------------- -------------- ----------------
    Arizona                        50               82              -             132               13
    Arkansas                        1               -               -               1               -
    California                    309              310             141            760                7
    Colorado                       49               -               10             59                8
    Delaware                        9               -                3             12                1
    Florida                       120               -               -             120               15
    Idaho                          30               -                7             37               15
    Illinois                      163               93              14            270               16
    Indiana                         6               46              -              52                1
    Iowa                            1               13              -              14               -
    Kansas                         -                22              -              22               -
    Louisiana                      31               -               -              31               11
    Maryland                        2               -                6              8               -
    Michigan                       -                 1              -               1               -
    Minnesota                      -                 1              -               1               -
    Missouri                       -                34              -              34               -
    Montana                        18                8              14             40                4
    Nebraska                       12               13              -              25                3
    Nevada                         48               46               3             97               11
    New Jersey                     34               -               27             61               -
    New Mexico                     22                4               1             27                3
    North Dakota                    2                6              -               8               -
    Oklahoma                       28               -               -              28               13
    Oregon                         44               -               10             54               13
    Pennsylvania                   39               -               16             55               -
    South Dakota                    1                2              -               3               -
    Texas                         152               -               -             152               42
    Utah                           44               -                2             46                6
    Washington                     73               -               11             84               14
    Wisconsin                      16               27              -              43                1
    Wyoming                         9               -                1             10                2
                      ---------------- ---------------- --------------- -------------- ----------------
       Total                    1,313              708             266          2,287              199
                      ================ ================ =============== ============== ================

    Retail Square
    Footage by Store
    Type (000's)           71,277,950       13,196,146       7,658,121     92,132,217               (a)
                      ================ ================ =============== ============== ================

    (a) All fuel centers are located adjacent to retail stores, therefore the Company does not count fuel centers as separate stores. The square footage of fuel centers is included with the square footage of adjacent stores.

    The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on investment. During 2002 approximately 77% of the merchandise purchased for resale in Company retail stores was received from Company distribution centers.

    Albertsons distribution system consists of 17 major distribution facilities located strategically throughout the Company's operating markets. The table below is a summary of the Company's distribution facilities as of January 30, 2003:

                                                                                            High
                                                                           Ice            Volume
                                            Frozen                Meat & Cream   Health   Health General                   Square
  Major Distribution Facilities     Grocery   Food Liquor Produce   Deli Plant & Beauty & Beauty  Merch. Pharmaceuticals  Footage
  -----------------------------     ------- ------ ------ ------- ------ ----- -------- -------- ------- --------------- ----------
  Melrose Park, Illinois               X       X             X       X                                                   1,467,000
  Lancaster, Pennsylvania              X                     X       X              X                X                   1,412,700
  Brea, California                     X       X                     X                                                   1,295,000
  La Habra, California                 X              X                             X                X         X         1,203,100
  Fort Worth, Texas                    X       X             X       X                                                   1,130,500
  Plant City, Florida                  X       X      X      X       X                      X                            1,010,900
  Irvine, California                   X                     X                                                             996,900
  Elk Grove, Illinois                  X                                            X                X         X           933,000
  Vacaville, California                X                                                                                   854,000
  Portland, Oregon                     X       X             X       X                                                     834,300
  Phoenix, Arizona                     X       X      X      X       X                                                     734,300
  Salt Lake City, Utah                 X       X             X       X                                                     659,600
  San Leandro, California                      X             X       X                                                     475,200
  Sacramento, California               X       X      X      X       X                                                     441,600
  Ponca City, Oklahoma                                                              X                X         X           420,000
  Denver, Colorado                     X       X             X       X                                                     388,400
  Boise, Idaho                                                                      X                X                     302,300

  Other Distribution Facilities
  -----------------------------
  Las Vegas, Nevada                                   X                                                                     30,000
  Indianapolis, Indiana                               X                                                                     22,000
  Boise, Idaho                                                             X                                                11,000
                                                                                                                   ---------------
  TOTAL SQUARE FOOTAGE -
  All Distribution Facilities                                                                                           14,621,800
                                                                                                                   ===============

    The Company currently prefers to finance most new retail store and distribution facilities internally, thus retaining ownership of its land and buildings. The Company's internal expansion plans are expected to be financed primarily from cash provided by operating activities. The Company has and will continue to finance a portion of its new stores through lease transactions when it does not have the opportunity to own the property.

    As of January 30, 2003, the Company held title to both the land and buildings of 41% of the Company's stores and held title to the buildings on leased land of an additional 10% of the Company's stores. The Company also holds title to the land and buildings of most of its administrative offices and distribution facilities.

Item 3.  Legal Proceedings
    The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

    In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson's, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs' allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In October 2001 the court granted summary judgment against Sav-on Drug Stores, finding one of its bonus plans unlawful under plaintiffs' liability theory. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertson's, Inc., Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated and in August 2002 a class action with respect to the consolidated case was certified by the court. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v.
American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs' allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company's subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The California Supreme Court has accepted plaintiffs' request for review of this class decertification. The Gardner case is on hold pending the review by the California Supreme Court. The Company has strong defenses against these lawsuits, and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., a wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc., Case No. 00L 009664) alleging milk price fixing and seeking compensatory, punitive, and injunctive relief. In July 2002 a class was certified, consisting of all people residing in the Chicagoland area who bought milk at retail from either or both of the defendants between August 23, 1996 and August 23, 2000. On February 25, 2003, the trial judge granted Jewel's and Dominick's motion to dismiss after presentation of plaintiffs' case, and the case was dismissed with prejudice. The plaintiffs have filed a notice of intent to appeal the decision issued in favor of the defendants.

    An agreement has been reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The

Company mailed notices of the settlement and claims forms to approximately 80,000 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The court will consider the status and handling of these 5,000 claims. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $13.5, although the value of many of those claims is still subject to challenge by the Company. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    The Company is also involved in routine legal proceedings incidental to its operations. The Company utilizes various methods of alternative dispute
resolution,   including  settlement   discussions,   to  manage  the  costs  and
uncertainties inherent in the litigation process. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    The statements above reflect management's current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
    No matters were submitted during the fourth quarter of 2002 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters
    The Company's common stock is traded on both the New York Stock Exchange and the Pacific Stock Exchange under the symbol ABS. As of March 28, 2003, there were approximately 31,241 holders of record. The following table sets forth the reported high and low stock prices by quarter:

                                         Common Stock Market Price
                                         -------------------------
                                                                                Dividends
     2002                                    High               Low              Declared
     -----------------------                 ----               ---              --------

            Fourth Quarter                 $24.60            $18.85                 $0.19
            Third Quarter                   28.66             22.14                  0.19
            Second Quarter                  35.49             26.51                  0.19
            First Quarter                   35.49             26.88                  0.19

     2001
     -----------------------

            Fourth Quarter                  35.59             28.26                  0.19
            Third Quarter                   36.99             29.25                  0.19
            Second Quarter                  33.72             27.30                  0.19
            First Quarter                   34.05             27.00                  0.19

Dividends
    The Company has paid cash dividends on its Common Stock for the past forty-three fiscal years. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend upon many factors, including the results of operations and the financial condition of the Company.

Item 6.  Selected Financial Data
    The following data have been derived from the consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this report.

                                          52 WEEKS       52 WEEKS        52 WEEKS        53 WEEKS     52 WEEKS
(DOLLARS IN MILLIONS,                  JANUARY 30,    JANUARY 31,     FEBRUARY 1,     FEBRUARY 3,  JANUARY 28,
EXCEPT PER SHARE DATA)                        2003           2002            2001            2000         1999
---------------------------------- ---------------- -------------- --------------- -------------- -------------
Operating Results:
Sales                                     $ 35,626       $ 36,605        $ 35,501        $ 36,326     $ 34,915
Earnings from continuing operations            865            496             746             395          779
Net earnings                                   485            501             765             404          801
Net earnings as a percent to                 1.38%          1.38%           2.15%           1.12%        2.28%
sales

Common Stock Data:
Earnings from continuing operations:
  Basic                                     $ 2.18         $ 1.22          $ 1.78          $ 0.93       $ 1.86
  Diluted                                     2.17           1.22            1.78            0.92         1.85

Net earnings per share:
  Basic                                       1.22           1.23            1.83            0.96         1.91
  Diluted                                     1.22           1.23            1.83            0.95         1.90

Cash dividends per share:
Albertsons                                    0.76           0.76            0.76            0.72         0.68
American Stores Company
  equivalent                                    -              -               -             0.14         0.57

Financial Position:
Total assets                              $ 15,211       $ 15,981        $ 16,094        $ 15,719     $ 15,131
Long-term debt and capitalized
  lease obligations                          5,257          5,336           5,942           4,990        5,108

Other Year End Statistics:
Number of stores                             2,287          2,421           2,512           2,492        2,564

    The operating results include two significant restructuring initiatives that were implemented in 2001 and 2002 (refer to "Note F - Restructuring" and "Note E - Discontinued Operations/Market Exits" in the notes to the accompanying consolidated financial statements). Although these decisions were similar, the adoption of Statement of Financial Accounting Standard (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on February 1, 2002 caused the financial statement presentation of these actions to be dissimilar (SFAS No. 144 does not allow for the retroactive application of its provisions). The Company's financial statements have been restated to classify the results of operations for the 95 stores, two distribution centers and the reduction of division offices from 15 to 11, as discontinued operations for all periods. The operating results of the 165 stores are included in continuing operations of the Company's financial statements for the periods prior to their sale or closure.

    The Company adopted SFAS 142 in 2002 (refer to "Note M - Goodwill and Other Intangible Assets" in the notes to the accompanying consolidated financial statements).

    On June 23, 1999, Albertsons and American Stores Company consummated a merger, which has been accounted for as a pooling of interests.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The New Albertsons
    The Company's leadership team has identified many actions and programs with which to drive the Company's future competitiveness, profitability and return on invested capital. The Company continues to be focused on its five strategic imperatives that serve as a guide and a filter for all the Company's initiatives. These five imperatives, together with the major actions taken to date, follow:

1) Aggressive Cost and Process Control. Each main category of expense, including labor, is rigorously monitored by a member of executive management. By the end of 2002, the Company had achieved $446 of the $500 mid-2003 annual cost reduction goal. The Company is committed to achieve cost reductions of $750 by the end of 2004. In the third quarter of 2002, the Company expanded its existing strategic sourcing program to realize additional cost reductions by engaging A.T. Kearney to leverage their sourcing expertise to assist with this program.

2) Maximize Return on Invested Capital. The Company has implemented a formal process to review and measure all significant investments in corporate assets. The goal of the Company is to hold a number 1 or 2 market share in an area, or have a plan of action which provides a reasonable expectation of achieving this goal in order to continue to maintain an investment in that area. This process involves thorough review at both the individual asset or store level and at the market area level.

     As a result of the review initiated in 2001, the Company closed or disposed of 162 underperforming stores in 2001 and 2002. In addition, the Company formulated plans to accelerate the disposal of surplus property through an auction process for owned properties and aggressive lease termination negotiations for leased properties. As a result of this initial restructuring, the Company reduced its divisions from 19 to 15.

     o During the fourth quarter of 2001, the Company sold 80 non-core New England Osco drugstores.

     o In the first quarter of 2002, the Company announced the second phase of its asset rationalization process. The Company exited four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. These market exits occurred through a combination of store closures and store sales and involved a total of 95 stores. In connection with this action, the Company reduced its divisions from 15 to 11 and the Tulsa, Oklahoma and Houston, Texas distribution facilities were sold.

3) Customer-focused Approach to Growth. The Company intends to invest many of the savings from the expense and process control programs back into the marketplace in order to drive sales and earnings growth. The Company's focus is on the following programs that are intended to drive customer loyalty and profitable sales growth. A company-wide "Service First, Second to None" program is reinvigorating the employees' focus on customer service. The "Focus on Fresh" initiative is improving the delivery of fresh foods throughout the Company's fresh departments. The Company's Jewel-Osco stores in Chicago, Illinois have a decade of experience operating a unique dual brand food and drugstore format. This unique format was rolled out to the Tucson, Arizona and Reno, Nevada markets during 2001 and was rolled out to the Phoenix, Arizona and Omaha, Nebraska markets during 2002. During the fourth quarter of 2001, the Company expanded its loyalty card program to the Dallas/Fort Worth, Texas area. During 2002 the loyalty card program was rolled out to the following areas: Northern California, Northwest, Intermountain, and the Florida divisions. The loyalty card program was introduced in the Rocky Mountain division in March 2003, and the Company continues to evaluate additional markets for expansion of the preferred savings card program.

4) Company-wide Focus on Technology. Albertsons use of technology is designed to better serve customers and improve operating efficiencies. In 2002 Albertsons established an information technology plan, which calls for the replacement or upgrade of over three-quarters of the Company's current systems within the next five years. The Company initiated a project that will standardize all front-end point-of-sale systems; built a new data center resulting in the consolidation of two previous data centers; and started the process of implementing a new financial applications system that will lay the foundation for significant future improvements. Technology has been deployed in approximately 60 stores in "self-checkout" lanes, providing customers with the option to complete their shopping trips electronically.

5) Energized Associates. The Albertsons leadership team is charged with creating an uplifting atmosphere for associates everyday, and to inspire positive attitudes throughout the Company. To ensure that our 202,000 associates are energized and motivated to do their best work everyday, the Company realigned processes and programs to provide new opportunities for associates to achieve their professional career goals. The Company changed compensation programs to reward performance that delivers results, improved communications so associates are better informed, streamlined education programs to meet the needs of the business, and revised benefits plans to reduce costs. We are convinced that a team of energized associates who share a positive attitude will achieve Albertsons goal of becoming the best food and drug retailer in the world.

Critical Accounting Policies
    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, vendor funds, intangible assets, income taxes, assets held for sale, impairment of long-lived assets, self-insurance, restructuring, benefit costs, contingencies, litigation and unearned income. The Company bases its estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company, based on its ongoing review, will make adjustments to its judgments and estimates where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

    The Company believes the following critical accounting policies are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

VENDOR FUNDS The Company receives funds from the many vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of the vendor's products in the Company's advertising; placement of the vendor's products in prominent locations in the Company's stores; introduction of new products into the Company's distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities, such as volume commitment rebates and forward buy credits.

    Accounting for vendor funds is discussed in Emerging Issues Task Force "EITF" Issue 02-16: Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16), in which the EITF reached consensus on two issues in November 2002 and provided transition rules on those issues in January 2003 and March 2003. As a result of this new guidance, the Company adopted a new method for recognizing the vendor funds for merchandising activities. As of the beginning of 2002, the Company recognizes vendor funds for merchandising activities when the related products are sold. Under the previous accounting method for merchandising vendor funds, these credits were recognized as an offset to cost of sales when the merchandising activity was performed in accordance with the underlying agreements. In connection with the implementation of this new accounting method, the Company recorded a charge in 2002 of $94, net of tax benefit of $60.

    The vendor fund inventory offset recorded as of January 30, 2003 was $152, which is a $6 decrease from the balance as of the beginning of 2002. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company's grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company's vendor funds in 2002) and by average inventory turnover rates by department for the Company's remaining inventory.

LONG-LIVED ASSET IMPAIRMENTS The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset's carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. The net proceeds expected from the disposition of the asset are determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based on the Company's experience and knowledge of local operations. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

    For properties to be closed that are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. (Beginning on January 1, 2003, "expected sublease recovery" has been replaced by "estimated sublease rentals that could be reasonably obtained for the property.") The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal specialists estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and knowledge of
(1) the market in which the store to be closed is located, (2) the results of its previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by specific real estate markets, the economic environment and inflation.

SELF-INSURANCE The Company is primarily self-insured for workers' compensation, automobile and general liability costs. The Company records its self-insurance liability, determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Any actuarial projection of ultimate losses is subject to a high degree of variability. Sources of this variability are numerous and include, but are not limited to, future economic conditions, court decisions and legislative actions. The Company's workers' compensation future funding estimates anticipate no change in the benefit structure. Statutory changes could have a significant impact on future claim costs.

    The Company's workers' compensation liabilities are from claims occurring in various states. Individual state workers' compensation regulations have received a tremendous amount of attention from state politicians, insurers, employers and providers, as well as the public in general. Recent years have seen an escalation in the number of legislative reforms, judicial rulings and social phenomena affecting this business. The changes in a state's political and economic environment increase the variability in the unpaid claim liabilities.

LEGAL CONTINGENCIES The Company records reserves for legal contingencies when the information available to the Company indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual costs to vary materially from estimates. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

PENSION COSTS Pension benefit obligations and the related effects on operations are dependent on the Company's selection of actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. Actual returns on plan assets exceeded return assumptions over an extended period in the past, which kept pension expense and cash contributions to the plans at modest levels. Recent weaker market performance may significantly increase pension expense and cash contributions in the future unless asset returns again exceed the assumptions used. Changes in the interest rates used to determine the discount rate may also cause volatility in pension expense and cash contributions. Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company's recognized expense and recorded obligation in such future periods.

Recently Adopted Accounting Standards
    The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective February 1, 2002. Under this new statement, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but are subject to annual testing, or more frequently if impairment indicators arise, using fair value methodology. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives until they reach their estimated residual values, and are reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

    When SFAS No. 142 was adopted, the aggregate of the goodwill allocated to the stores in each reporting unit became the reporting units' goodwill balance. In order to determine if a reporting unit's goodwill was impaired, a combination of internal analysis, focusing on each reporting unit's implied EBITDA multiple, and estimates of fair value from valuation specialists were used. Based on these analyses, there was no impairment of goodwill at the adoption date. Subsequently, during the fourth quarter of 2002, the Company completed its annual impairment review based on November 1, 2002 balances and determined that there was no impairment as of that date. The fair value estimates could change in the future depending on internal and external factors.

    The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective February 1, 2002. This statement replaces SFAS No. 121 regarding impairment losses on long-lived assets to be held and used or to be disposed of. The adoption of this statement did not have a material impact on the company's impairment policy. However, the statement broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. As a result, stores associated with the company's exit from a particular market are classified as discontinued operations in the Company's Consolidated Earnings Statements. Therefore, activity associated with the Company's market exit plan approved by the Company's Board of Directors in March 2002, involving the sale or closure of 95 stores, two distribution centers and the reduction of division offices from 15 to 11, has been presented as discontinued operations.

Results of Operations
    Sales for 2002 were $35,626 compared to $36,605 in 2001 and $35,501 in 2000.
The following table sets forth certain income statement components expressed as a percent to sales, and the year-to-year percentage changes in the amounts of such components:

                                                                                   PERCENTAGE CHANGE
                                                      PERCENT TO SALES             OF DOLLAR AMOUNTS
----------------------------------------- -------------------------------- ------------------------------
                                               2002       2001       2000   2002 VS. 2001  2001 VS. 2000
----------------------------------------- ---------- ---------- ---------- --------------- --------------
Sales                                        100.00     100.00     100.00            (2.7)           3.1
Gross profit                                  29.15      28.48      28.43            (0.4)           3.3
Selling, general and administrative
   expenses                                   24.15      23.85      23.79            (1.4)           3.4
Restructuring (credits) charges and                       1.28         -             n.m.           n.m.
other                                         (0.10)
Gain on sale of New England Osco
   drugstores                                    -       (0.15)        -             n.m.           n.m.
Interest expense, net                          1.11       1.16       1.06            (6.8)          12.4
Earnings from continuing operations
   before income taxes                         3.95       2.36       3.50            62.8          (30.6)
Net earnings from continuing operations        2.44       1.36       2.10            74.4          (33.5)
Net (loss) gain from discontinued
   operations                                 (0.80)      0.02       0.05            n.m.          (73.7)
Cumulative effect of change in
   accounting principle (net)                 (0.26)        -          -             n.m.           n.m.
Net earnings                                   1.38       1.38       2.15             3.2          (34.5)

    n.m. - not meaningful

    Sales for 2001 and 2000 have been restated from previously reported amounts to exclude sales associated with discontinued operations which represent sales of the 95 stores included in the second phase of the Company's market exit plan. The decrease in reported sales is primarily attributable to the Company's restructuring plan initiated in July 2001, which included the sale or closure of 165 stores, and the sale of 80 New England Osco drugstores in the fourth quarter of 2001. (These stores' sales are included in the 2000, 2001 and 2002 periods until their closure.) The sales decrease was offset in part by the Company's capital expansion program. Sales were also impacted by declining consumer confidence (as measured by The Conference Board Index: 78.8 in January 2003 vs.
97.8 in January 2002) and escalating competitive activity. Identical store sales, stores that have been in operation for two full fiscal years, decreased 0.9% in 2002 and increased 0.8% in 2001 and 0.3% in 2000. Comparable store sales, which uses the same store base as the Identical store sales computation except it includes replacement stores, decreased 0.4% in 2002 and increased 1.3% in 2001 and 0.6% in 2000. During 2002 the Company opened 92 stores, remodeled 207 stores and closed or sold 226 stores, 177 of which are part of the Company's restructuring plans. Net retail square footage at continuing operations was
92.1 million  square  feet at the end of 2002 and 92.8  million  square feet and
92.9 million square feet at the end of 2001 and 2000, respectively. Management estimates that overall deflation in products the Company sells was 0.1% in 2002, 0.3% in 2001 and 0.4% in 2000.

    Gross profit, as a percent to sales, increased in 2002 vs. 2001 as a result of improved Company-wide procurement practices and increased generic substitution in the pharmacy department. Gross profit, as a percent to sales, remained relatively flat between 2001 and 2000. The pre-tax LIFO adjustment, (as a percent to sales), increased gross profit by $2 (0.01%) in 2002, decreased gross profit by $5 (0.01%) in 2001, and increased gross profit by $23 (0.06%) in 2000. The net pre-tax LIFO charge for 2001 was $5, comprised of $10 of charges recorded in cost of sales, $3 of credits recorded with gain on sale of New England Osco drugstores and $2 of credits recorded with restructuring and other.

    Cost of sales includes merchandise, advertising, warehousing and transportation costs, offset by vendor funds and advertising expense related to the Company's buying and merchandising activities. Advertising expense (excluding advertising allowances) totaled $527 in 2002, $537 in 2001, and $550 in 2000.

    Selling, general and administrative (SG&A) expenses as a percent to sales increased in 2002, primarily due to the reduction in the Company's sales base, increase in employee benefits and rising insurance costs. The impact of the elimination of goodwill amortization in 2002 due to the adoption of SFAS 142 and a ten basis point reduction in labor costs as a percentage of sales was offset by increased depreciation and rent expense associated with the Company's capital expenditure programs. The increase in 2001 over 2000 was primarily due to workers' compensation costs and benefit expenses caused by sharply higher health care costs. The 2001 increase in SG&A expenses was partially offset by reductions in direct labor costs.

    Other income, for the year ended January 31, 2002, includes $16 of charges for a decrease in company-owned life insurance assets, offset by $8 of credits for stock received from the demutualization of two insurance companies.

    The Company's effective income tax rate from continuing operations for 2002 was 38.4%, as compared to 42.6% for 2001 and 40.0% for 2000. The decrease resulted from the elimination of goodwill amortization and updated estimates of federal and state taxes which were lower than amounts previously estimated. The increase for 2001 over 2000 was due to lower earnings before income taxes, non-deductible restructuring expenses and increased non-deductible company-owned life insurance costs.

Restructuring and Other Non-Routine Items
    The financial statement presentation includes the results of two significant restructuring initiatives that were implemented in 2001 and 2002. On July 18, 2001, the Company's Board of Directors approved a restructuring plan that included the closure of 165 underperforming retail stores, reduction of administrative and corporate overhead and consolidation and elimination of four division offices (refer to "Note F - Restructuring" in the notes to the accompanying consolidated financial statements). On March 13, 2002, the Company's Board of Directors approved the second phase of the restructuring plan which included the complete exit of four underperforming markets resulting in the sale or closure of 95 stores, two distribution centers, and reduction of division offices from 15 to 11 (refer to "Note E - Discontinued Operations/Market Exits" in the notes to the accompanying consolidated financial statements). Although these decisions were similar, the adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on February 1, 2002 caused the financial statement presentation of these actions to be dissimilar (SFAS No. 144 does not allow for the retroactive application of its provisions). The Company's 2001 and 2000 financial statements have been restated to classify the results of operations for the 95 stores and two distribution centers as discontinued operations. The operating results of the 165 stores are included in continuing operations of the Company's financial statements for the periods prior to their sale or closure.

Discontinued Operations/Market Exits
    On March 13, 2002, the Company's Board of Directors approved the second phase of the Company's restructuring plan designed to improve future financial results and to drive future competitiveness. This phase of the plan included the complete exit of four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 stores and two distribution centers, and reduction of division offices from 15 to 11. These sales and closures were evaluated for lease liability or asset impairment, including goodwill, in accordance with the Company's policy. The operating results and gains and losses related to these market exits have been included in discontinued operations in the Company's
Consolidated Earnings Statements. The prior years' operating activities for these 95 stores, two distribution centers, and reduction of division offices from 15 to 11 have been reclassified to discontinued operations: "Operating
(loss) income" in the accompanying earnings statement.

    The discontinued operations generated sales of $290, $1,326, and $1,261 in 2002, 2001 and 2000, respectively, an operating loss of $429 in 2002, and operating profit of $10 and $31 in 2001 and 2000, respectively. The discontinued operations operating loss of $429 consisted of a loss from operations of $50 and asset impairments, lease settlements and other costs of $379 as described in the following table:

                                                         NONCASH                                TOTAL CHARGES
                                                         CHARGES               ACCRUALS             (CREDITS)
                                               ------------------    -------------------    ------------------

   Asset impairments                                       $ 401               $     -                $   401
   Lease settlements                                          -                      26                    26
   Severance and outplacement                                 -                      23                    23
   Other                                                      -                       2                     2
   Gain on asset sales                                       (63)                    -                    (63)
   Favorable lease settlements                                -                     (10)                  (10)
                                                                                            ------------------
     Loss on disposal                                                                                 $   379
                                                                                            ==================
   Cash payments during 2002                                                        (30)
                                                                     -------------------
     Reserve balance at January 30, 2003                                       $     11
                                                                     ===================

    The reserve balance of $11 as of January 30, 2003 is included with the restructuring reserves in the "other current liabilities" line on the Company's Consolidated Balance Sheet.

    Asset impairment adjustments resulted from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to net realizable values for stores under contract for sale. Lease liability adjustments represent more favorable negotiated settlements than had been originally estimated.

    Assets related to discontinued operations are recorded at their estimated net realizable value of $25 as of January 30, 2003, and are reported as Assets held for sale in the Company's Consolidated Balance Sheet. These assets include land, buildings, equipment and leasehold improvements and are being actively marketed. As of January 30, 2003, all 95 stores and both distribution centers were closed. In addition, the Company had either sold or terminated the leases related to 82 of the 95 stores and both distribution centers as of January 30, 2003.

    Other costs consist of amounts paid in connection with notification regulations and negotiated contract terminations.

Restructuring
    In the first half of 2001, the Company initiated a profitability review of all of its retail stores, utilizing a methodology based on return on invested capital. The Company also evaluated its division management structure and the efficiency of its transaction processing departments. Based on these reviews, in July 2001 the Company committed to the following restructuring activities:
1) close and dispose of 165 underperforming stores in 25 states; 2) eliminate four of the existing 19 division offices; 3) sell a store fixture manufacturing operation; 4) centralize certain transaction processing functions in Boise, Idaho; and 5) reduce general office head count.

    These restructuring activities called for the elimination of 1,341 managerial and administrative positions (excluding store level terminations). The restructuring charge recorded in 2001 included the following: employee severance and outplacement costs of $44, asset impairments of $361; lease termination costs of $57; and other costs of $6.

    In 2001 and 2002, 80 and 82 stores were closed or sold and 995 and 297 managerial and administrative employees were terminated, respectively. In 2002, management revised the planned restructuring activities as follows: the store fixture manufacturing operation's performance was re-evaluated and determined to be more cost-effective than purchasing like-fixtures from external sources in the future, so it will be held and used; one store's operating performance improved due to local market conditions, so it too will be held and used; and one part of the transaction processing consolidation was halted due to a decision to replace the Company's human resource information systems
(HRIS) over the next two to three years, which resulted in the reversal of the elimination of 50 positions. The remaining two stores in this restructuring plan will be closed in 2003.

    The following table presents the pre-tax restructuring credits and charges and the related restructuring reserves included in the Company's Consolidated Balance Sheets:

                                                        NONCASH                                TOTAL CHARGES
                                                        CHARGES               ACCRUALS             (CREDITS)
                                              ------------------    -------------------    ------------------
2001 Activity
   Asset impairments                                      $ 361               $     -                $   361
   Lease settlements                                         -                      57                    57
   Severance and outplacement                                -                      44                    44
   Other                                                     -                       6                     6
                                                                                           ------------------
     Restructuring (credits) charges                                                                 $   468
                                                                                           ==================
   Cash payments during 2001                                                       (46)
                                                                    -------------------
     Reserve balance at January 31, 2002                                            61

2002 Activity
   Retain store fixtures operation                           (3)                    (2)              $    (5)
   Halt part of consolidation - HRIS                         -                      (2)                   (2)
   Gain on asset sales                                      (17)                    -                    (17)
   Favorable lease settlements                               -                     (14)                  (14)
   Severance and outplacement                                -                       2                     2
   Other                                                     -                      (1)                   (1)
                                                                                           ------------------
     Restructuring (credits) charges                                                                 $   (37)
                                                                                           ==================
   Cash payments during 2002                                                       (16)
                                                                    -------------------
     Reserve balance at January 30, 2003                                      $     28
                                                                    ===================

    The reserve  balances of $28 at January 30, 2003 and $61 at January 31, 2002
are  included  in  the  "Other  Current   Liabilities"  line  on  the  Company's
Consolidated Balance Sheets.

Merger-Related Charges (Credits)
    On June 23, 1999, the Company and American Stores Company consummated a merger (the "Merger"), which has been accounted for as a pooling-of-interests.

    Merger-related (credits) charges for 2001 represents a credit of $15 associated with the sale of an asset for an amount that was greater than originally estimated.

    Merger-related (credits) charges for 2000 represents $24 related to one-time asset impairment and severance charges.

    In the future any  restructuring  activity  will be accounted  for under the
guidance  of  SFAS  No.  146,  which  will   primarily   effect  the  timing  of
restructuring reserves.


Other Non-Routine Items
    The Company recorded a $54 pre-tax gain during the fourth quarter of 2001 resulting from the sale of 80 New England Osco drugstores.

    The Company recorded, in selling, general and administrative expenses, a $36 pre-tax gain during the fourth quarter of 2001 resulting from an amendment to the Company's long-term disability plan. The amendment changed the salary continuation feature from a cumulative benefit based on years of service, to a set percentage of salary benefit.

    The Company recorded a $20 pre-tax charge during the first quarter of 2000, which is included in selling, general and administrative expenses to reflect liabilities related to certain previously assigned leases and subleases to tenants who were in bankruptcy.

Summary of Other Non-Routine Items
    In the past three years, the Company's earnings from continuing operations have included certain non-routine items, including costs associated with restructuring activities and the 1999 merger of Albertsons and American Stores Company, and the cessation of goodwill amortization following the adoption of SFAS 142. The following table summarizes the non-routine items that management excludes when it analyzes the Company's operating trends over the past three years. Management also considers the restructuring (credits) charges and other, merger-related credits, gain on sale of New England Osco drugstores, and discontinued operations to be non-routine items.

                             52 WEEKS ENDED               52 WEEKS ENDED                52 WEEKS ENDED
                            JANUARY 30, 2003             JANUARY 31, 2002              FEBRUARY 1, 2001
                        ------------------------    -------------------------    -------------------------
                                As                           As                           As
                          Reported  Adjustments        Reported  Adjustments        Reported  Adjustments
                        ----------- ------------    ------------ ------------    ------------ ------------
Sales                      $35,626   $ -                $36,605    $ -                $35,501   $ -

Cost of sales               25,242     (1) (a)           26,179     (35) (c)           25,409    (37) (f)

Selling, general and
 administrative expenses     8,604     (8) (b)            8,731     (40) (d)            8,444   (110) (g)
                                                                    (56) (e)                     (57) (e)

Income tax expense             540    (11) (h)              367     181  (h)              497     66  (h)

(a) In connection with the market exits classified as discontinued operations in 2002, the Company's distribution center in Fort Worth, Texas recorded inventory write-down costs and incremental labor and transportation costs of $1.

(b) The Company incurred professional fees of $4, asset impairments of $2 and other costs of $2 in connection with the 2002 market exits.

(c) In the 2001 restructuring activities, inventory losses due primarily to closeout price reductions and damage or spoilage at stores slated for closure were incurred. The estimated losses incurred were $35.

(d) In 2001, the Company recorded asset impairments of $52 with respect to land and buildings held for sale, amended its long-term disability program resulting in a gain of $36, recorded merger and integration costs of $12, incurred sign-on bonus charges of $8, and paid for legal and professional services of $4 associated with the 2001 restructuring activities.

(e) The Company recorded $56 and $57 of goodwill amortization in 2001 and 2000, respectively. With the adoption of SFAS 142 as of the beginning of 2002, the Company no longer recognizes a charge for goodwill (See Critical Accounting Policies above).

(f) Following the June 1999 merger between Albertsons and American Stores Company, the Company incurred $37 of incremental advertising costs related to the conversion of the Lucky banner in California to the Albertsons banner.

(g) The Company incurred significant costs in 2000 in connection with the integration of Albertsons and American Stores Company. Direct costs incurred included salaries of $27, legal and professional services of $10, travel and moving expenses of $10, facilities and equipment costs of $12, asset impairment costs of $9 associated with stores divested in connection with the 1999 merger and information technology equipment that was abandoned by the Company and other costs of $22. In addition, the Company recorded a charge of $20 due to the bankruptcy of a retailer that subleased certain of the Company's former retail stores.

(h) Represents, for each of the years presented, the income tax effect of the other adjustments presented for such year.

Liquidity and Capital Resources
    Cash provided by operating activities during 2002 was $2,063, compared to $2,009 in 2001 and $1,771 in 2000. Cash provided by operating activities in 2002 was primarily impacted by increased earnings before change in cumulative effect of accounting principle. Cash provided by operating activities in 2001 was primarily impacted by noncash restructuring charges when compared to 2000.

    The Company's financing activities for 2002 included payments on long-term borrowings of $143, stock purchased and retired of $862, and dividend payments of $306. The Board of Directors, at its March 2003 meeting, maintained the regular quarterly cash dividend of $0.19 per share, for an effective annual rate of $0.76 per share.

    The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. The Company had no commercial paper or bank line borrowings outstanding at January 30, 2003 or January 31, 2002.

    The Company had three credit facilities totaling $1,400 during 2002. The first agreement for $100 expired in February 2003 and was renewed for an additional year to expire in February 2004. The second agreement for $350 expired in March 2003 and was renewed for an additional year to expire in March 2004. The third agreement for $950 expires in March 2005. All of the credit agreements contain an option which would allow the Company, upon due notice, to convert any outstanding amounts at the expiration dates to term loans. The agreements in place at year end also contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage, as defined, of no less than 2.7 times. As of January 30, 2003, the Company was in compliance with these requirements. No borrowings were outstanding under the credit facilities as of January 30, 2003 or January 31, 2002.

    Albertsons filed a shelf registration statement with the Securities and Exchange Commission ("SEC"), which became effective on February 13, 2001 ("2001 Shelf Registration") to authorize the issuance of up to $3,000 in debt securities. In May 2001 the Company issued $600 of term Notes under the 2001 Shelf Registration. The Notes are composed of $200 of principal bearing interest at 7.25% due May 1, 2013 and $400 of principal bearing interest at 8.0% due May 1, 2031. Proceeds were used primarily to repay borrowings under the Company's commercial paper program.

    During  2002,  no  securities  were  issued  under  the  2001   Registration
Statement. As of January 30, 2003, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement.

    The Board of Directors adopted a program on April 25, 2000, authorizing, but not requiring, the Company to purchase and retire up to $500 of the Company's common stock. This program was increased by an additional $1,000 by the Board of Directors on December 6, 2000, for a total of $1,500. The revised program enabled the Company to purchase stock from April 25, 2000 through December 6, 2001. During 2000, the Company purchased and retired 18.7 million shares at a total cost of $451 or an average price of $24.15 per share. No shares were purchased during 2001. The Board of Directors adopted a program on December 3, 2001, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning December 6, 2001 through December 31, 2002. On September 5, 2002, the Board of Directors authorized an increase of $500 to this program for a total of $1,000 of the Company's common stock that could be purchased and retired by the Company through December 31, 2002. The Board of Directors adopted a stock buyback program on December 9, 2002, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning January 1, 2003 and ending December 31, 2003. During 2002, the Company purchased and retired 35.1 million shares for $862 at an average price of $24.54 per share under these programs. The Company may continue or, from time to time suspend, purchasing shares under its stock purchase program without notice, depending on prevailing market conditions, alternate uses of capital and other factors.

    The Company's operating results continue to enhance its financial position and ability to continue its internal expansion program. Cash flows from operations and available borrowings are adequate to support currently planned business operations, stock repurchases, acquisitions and capital expenditures. The Company has short-term financing capacity in the form of commercial paper or bank line borrowings up to $1,400 and long-term capacity under the 2001 Registration Statement of $2,400.

    As of January 30, 2003, the Company's credit ratings were as follows:

                                             S & P             MOODY'S           FITCH
     ----------------------------------- ----------------- ----------------- -----------------
         Long-term debt                      BBB+              Baa1              BBB+
         Short-term debt                     A2                P2                F2

    There are no payment acceleration provisions in the Company's fixed-term debt portfolio related to a downgrade in the Company's credit ratings. Similarly, a downgrade in the Company's credit ratings would not affect the Company's ability to borrow amounts under the revolving credit facilities. However, any adverse changes to the Company's credit ratings could limit the Company's access to the commercial paper market and increase the cost of debt.

Contractual Obligations and Commercial Commitments
    Albertsons has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. The following table represents the scheduled maturities of the Company's long-term contractual obligations as of January 30, 2003:

                                                                                           AFTER
                                                   YEAR 1    YEARS 2-3    YEARS 4-5      5 YEARS      TOTAL
--------------------------------------- ------------------ ------------ ------------ ------------ ----------
Long-term debt                                      $ 105    $   704          $ 14      $ 4,232    $ 5,055
Capital lease obligations (1)                          47         88            79          531        745
Operating leases (1)                                  330        637           545        2,275      3,787
Contracts  for  purchase  of  property
   and construction of buildings                      176         -             -            -         176
Other (2)                                              96        136             6           -         238
--------------------------------------- ------------------ ---------- ------------- ------------ ----------
Total contractual cash obligations                  $ 754     $1,565         $ 644      $ 7,038    $10,001
======================================= ================== ========== ============= ============ ==========

     (1) Represents the minimum rents payable and includes leases associated with closed stores accrued for under the Company's restructuring and closed store reserves. Amounts are not offset by expected sublease income.
     (2) Includes transportation contracts with third parties. Also, the Company has entered into energy supply agreements which have terms through 2006. These agreements include certain provisions that could potentially require the Company to pay additional amounts if the actual usage is less than the minimum usage per the contract documents or if the contracts were terminated. This number is difficult to estimate due to the uncertainty of future energy usage and change in the market value of energy, therefore no amounts have been included above.

    The Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various store closures and dispositions. The Company believes the likelihood of a significant loss from these agreements is remote because of the wide dispersion among third parties and remedies available to the Company should the primary parties fail to perform under the agreements.

    Albertsons commercial commitments as of January 30, 2003, representing possible commitments triggered by potential future events, are as follows:

                                                                                      AFTER
                                           YEAR 1     YEARS 2-3       YEARS 4-5     5 YEARS       TOTAL
--------------------------------------- ---------- ------------- --------------- ----------- -----------
Available lines of credit                    $450          $950         $    -      $    -       $1,400
Letters of credit - standby                    95            -               -           -           95
Letters of credit - commercial                 13            -               -           -           13
--------------------------------------- ---------- ------------- --------------- ----------- -----------
Potential commercial commitments             $558          $950         $    -      $    -       $1,508
======================================= ========== ============= =============== =========== ===========

Letters of Credit
    The Company had outstanding Letters of Credit of $108 as of January 30, 2003, all of which were issued under separate bilateral agreements with multiple financial institutions. Of the $108 outstanding at year end, $95 were standby letters of credit covering primarily workers' compensation or performance obligations. The remaining $13 were commercial letters of credit supporting the Company's merchandise import program. The Company paid issuance fees that varied, depending on type, up to 0.70% of the outstanding balance of the letter of credit.

Off Balance Sheet Arrangements
    The Company has no significant investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that are accounted for under the equity method have no liabilities associated with them that would be considered material to Albertsons.

Capital Expenditures
    The Company continues to retain ownership of real estate when possible. As of January 30, 2003, the Company held title to the land and buildings of 41% of the Company's stores and held title to the buildings on leased land of an additional 10% of the Company's stores. The Company also holds title to the land and buildings of most of its administrative offices and distribution facilities.

    The Company is committed to keeping its stores up to date. In the last three years, the Company has opened or remodeled 527 stores representing 25% of the Company's retail square footage as of January 30, 2003. The following summary of historical capital expenditures includes capital leases, stores acquired in business and asset acquisitions, assets acquired with related debt and the estimated fair value of property financed by operating leases:

                                                                        2002         2001        2000
---------------------------------------------------------------- ------------ ------------ -----------
New and acquired stores                                              $   688      $   875     $ 1,066
Remodels                                                                 455          348         423
Retail replacement equipment, technology and other                       221          247         170
Distribution facilities and equipment                                     70           64         174
---------------------------------------------------------------- ------------ ------------ -----------
Total capital expenditures                                             1,434        1,534       1,833
Estimated fair value of property financed by operating leases            150          153          99
---------------------------------------------------------------- ------------ ------------ -----------
                                                                     $ 1,584      $ 1,687     $ 1,932
================================================================ ============ ============ ===========

    Total capital expenditures include capitalized lease obligations incurred of $75 in 2002, $79 in 2001 and $62 in 2000.

    The Company's strong financial position provides the flexibility for the Company to grow through its store development program and future acquisitions. The Company's capital expenditure budget for 2003 is approximately $1,400 and approximately $100 in new lease obligations.

Related Party Transactions
    Transactions  with  related  parties  were  not  considered  material.   See
"Note U - Related Party Transactions" in the Notes to Consolidated Financial Statements.

Recent Accounting Standards
    In July 2001 the Financial Accounting Standard Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will become effective for Albertsons on January 31, 2003. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently analyzing the impact that this standard will have on its financial statements, but believes it will not have a material impact on the Company's consolidated financial statements.

    In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The provisions of SFAS No. 145 will be effective for fiscal year beginning January 31, 2003. The adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial statements.

    In June 2002 the SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002.

This statement will not impact any liabilities recorded prior to adoption. As required the Company will adopt SFAS No. 146 effective in 2003. The Company does not expect that the adoption of this statement will have a material impact on the Company's consolidated financial statements.

    In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The accompanying Note Q - Stock Options and Stock Awards - satisfies the disclosure requirements of SFAS No. 148.

    In November 2002 the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial
statements  about  the  obligations   associated  with  guarantees  issued.  The
recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. At January 30, 2003, the Company had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45. In addition, the Company does not believe that the adoption of FIN 45 will have a material impact on the Company's consolidated financial statements.

    In January 2003 the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of FIN 46 will have on the Company's consolidated financial statements.

Environmental
    The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and groundwater contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of properties). The Company conducts an ongoing program for the inspection and evaluation of potential new sites and the remediation/monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is believed to be remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the costs of required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Charges against earnings for environmental remediation were not material in 2002, 2001 or 2000.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
    The Company is exposed to certain market risks that are inherent in the Company's financial instruments, which arise from transactions entered into in the normal course of business. From time to time, the Company enters into certain derivative transactions allowed by the Company's risk management policy. The Company does not enter into derivative financial instruments for trading purposes. The Company uses derivatives primarily as cash flow hedges to set interest rates for forecasted debt issuances, such as interest rate locks.

    The Company is subject to interest rate risk on its fixed interest rate debt obligations. Commercial paper borrowings do not give rise to significant interest rate risk because these borrowings generally have maturities of less than three months. Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall, and the fair value will decrease as interest rates rise. The Company manages its exposure to interest rate risk by utilizing a combination of fixed rate borrowings and commercial paper borrowings.

    As of January 30, 2003, the Company had no foreign exchange exposure and no outstanding derivative transactions. There have been no material changes in the primary risk exposures or management of the risks since the prior year. The Company expects to continue to manage risks in accordance with the current policy.

    The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates:

                                                                     THERE-                    FAIR
                        2003     2004     2005     2006     2007      AFTER       TOTAL       VALUE
--------------------- -------- -------- -------- -------- -------- ---------- ----------- -----------
Fixed rate debt
  obligations          $ 105    $ 502    $ 202      $ 2     $ 12    $ 4,232     $ 5,055     $ 5,675
Weighted average
  interest rate          7.1%     6.6%     7.4%     8.1%     6.9%       7.5%        7.4%         -

Item 8.  Consolidated Financial Statements and Supplementary Data

Albertsons
Index to Consolidated Financial Statements

                                                                                                Page
                                                                                               Number
Independent Auditors' Report                                                                     25
Consolidated Earnings for the fiscal years ended January 30, 2003, January 31, 2002 and
   February 1, 2001                                                                              26
Consolidated Balance Sheets at January 30, 2003 and January 31, 2002                             27
Consolidated Cash Flows for the fiscal years ended January 30, 2003, January 31, 2002 and
   February 1, 2001                                                                              28
Consolidated Stockholders' Equity for the fiscal years ended January 30, 2003,
   January 31, 2002 and February 1, 2001                                                         29
Notes to Consolidated Financial Statements                                                       30

INDEPENDENT
AUDITORS' REPORT




    To the Board of Directors and Stockholders of Albertson's, Inc.:

    We have audited the accompanying consolidated balance sheets of Albertson's, Inc., and subsidiaries as of January 30, 2003 and January 31, 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Albertson's, Inc., and subsidiaries at January 30, 2003 and January 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in the notes to the consolidated financial statements, during the year ended January 30, 2003, the Company changed its methods of accounting for goodwill (Notes B and M) and for closed stores (Note E) to conform to Statements of Financial Accounting Standards No. 142 and 144. Also during the year ended January 30, 2003, the Company changed its method of accounting for vendor funds (Notes B and C) to conform to Emerging Issues Task Force Issue No. 02-16.



\S\  Deloitte & Touche LLP

Deloitte & Touche LLP
Boise, Idaho
March 20, 2003

ALBERTSON'S, INC.
CONSOLIDATED EARNINGS

FOR THE 52 WEEKS ENDED                                          JANUARY 30,        JANUARY 31,        FEBRUARY 1,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                   2003               2002               2001
---------------------------------------------------------- ----------------- ------------------ ------------------

Sales                                                              $ 35,626           $ 36,605           $ 35,501
Cost of sales                                                        25,242             26,179             25,409
---------------------------------------------------------- ----------------- ------------------ ------------------
Gross profit                                                         10,384             10,426             10,092
Selling, general and administrative expenses                          8,604              8,731              8,444
Restructuring (credits) charges and other                               (37)               468                 -
Gain on sale of New England Osco drugstores                              -                 (54)                -
Merger-related (credits) charges                                         -                 (15)                24
---------------------------------------------------------- ----------------- ------------------ ------------------
Operating profit                                                      1,817              1,296              1,624
Other expenses:
  Interest, net                                                        (396)              (425)              (378)
  Other, net                                                            (16)                (8)                (3)
---------------------------------------------------------- ----------------- ------------------ ------------------
Earnings from continuing operations before taxes                      1,405                863              1,243
Income tax expense                                                      540                367                497
---------------------------------------------------------- ----------------- ------------------ ------------------
Earnings from continuing operations                                     865                496                746
Discontinued operations:
  Operating (loss) income                                               (50)                10                 31
  Loss on disposition                                                  (379)                -                  -
  Tax (benefit) expense                                                (143)                 5                 12
---------------------------------------------------------- ----------------- ------------------ ------------------
Net (loss) earnings from discontinued operations                       (286)                 5                 19
Earnings before cumulative effect of change in
  accounting principle                                                  579                501                765
---------------------------------------------------------- ----------------- ------------------ ------------------
Cumulative effect of change in accounting  principle (net
  of tax of $60)                                                        (94)                -                  -
---------------------------------------------------------- ----------------- ------------------ ------------------
Net Earnings                                                       $    485           $    501           $    765
========================================================== ================= ================== ==================

Basic Earnings Per Share:
  Continuing operations                                              $ 2.18             $ 1.22             $ 1.78
  Discontinued operations                                             (0.72)              0.01               0.05
  Cumulative effect of change in accounting principle
   (net of tax of $0.15)                                              (0.24)                -                  -
---------------------------------------------------------- ----------------- ------------------ ------------------
  Net Earnings                                                       $ 1.22             $ 1.23             $ 1.83
========================================================== ================= ================== ==================

Diluted Earnings Per Share:
  Continuing operations                                              $ 2.17             $ 1.22             $ 1.78
  Discontinued operations                                             (0.72)              0.01               0.05
  Cumulative effect of change in accounting principle
   (net of tax of $0.15)                                              (0.23)                -                  -
---------------------------------------------------------- ----------------- ------------------ ------------------
  Net Earnings                                                       $ 1.22             $ 1.23             $ 1.83
========================================================== ================= ================== ==================

Weighted Average Common Shares Outstanding:
  Basic                                                                 397                406                418
  Diluted                                                               399                408                418

See Notes to Consolidated Financial Statements

ALBERTSON'S, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                  JANUARY 30,        JANUARY 31,
(IN MILLIONS, EXCEPT PAR VALUE DATA)                                                     2003               2002
-------------------------------------------------------------------------- ------------------- ------------------

ASSETS
Current Assets:
  Cash and cash equivalents                                                          $    162           $     61
  Accounts and notes receivable, net                                                      647                696
  Inventories                                                                           2,973              3,196
  Assets held for sale                                                                    120                326
  Prepaid and other                                                                       366                344
-------------------------------------------------------------------------- ------------------- ------------------
    Total Current Assets                                                                4,268              4,623
Land, Buildings and Equipment, net                                                      9,029              9,282
Goodwill, net                                                                           1,399              1,468
Intangibles, net                                                                          214                210
Other Assets                                                                              301                398
-------------------------------------------------------------------------- ------------------- ------------------
Total Assets                                                                         $ 15,211           $ 15,981
========================================================================== =================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                   $  2,009           $  2,107
  Salaries and related liabilities                                                        599                584
  Self-insurance                                                                          244                198
  Current maturities of long-term debt and capital lease obligations                      119                137
  Other current liabilities                                                               477                570
-------------------------------------------------------------------------- ------------------- ------------------
    Total Current Liabilities                                                           3,448              3,596
Long-Term Debt                                                                          4,950              5,060
Capitalized Lease Obligations                                                             307                276
Self-Insurance                                                                            367                307
Other Long-Term Liabilities and Deferred Credits                                          942                827
Commitments and Contingencies                                                              -                  -
Stockholders' Equity:
  Preferred stock - $1.00 par value; authorized - 10 shares; designated -
    3 shares of Series A Junior Participating; issued - none
  Common stock - $1.00 par value; authorized - 1,200 shares; issued -
    372 shares and 407 shares, respectively                                               372                407
  Capital in excess of par                                                                128                 94
  Accumulated other comprehensive loss                                                    (96)               (19)
  Retained earnings                                                                     4,793              5,433
-------------------------------------------------------------------------- ------------------- ------------------
Total Stockholders' Equity                                                              5,197              5,915
-------------------------------------------------------------------------- ------------------- ------------------
Total Liabilities and Stockholders' Equity                                           $ 15,211           $ 15,981
========================================================================== =================== ==================

    See Notes to Consolidated Financial Statements

ALBERTSON'S, INC.
CONSOLIDATED CASH FLOWS

FOR THE 52 WEEKS ENDED                                           JANUARY 30,        JANUARY 31,        FEBRUARY 1,
(IN MILLIONS)                                                           2003               2002               2001
----------------------------------------------------------- ----------------- ------------------ ------------------

Cash Flows From Operating Activities:
  Net earnings                                                       $   485            $   501            $   765
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                        966                970                944
    Goodwill amortization                                                 -                  56                 57
    Discontinued operations noncash charges                              338                 -                  -
    Restructuring and other noncash (credits) charges                    (10)               442                 -
    Gain on sale of New England Osco drugstores                           -                 (54)                -
    Cumulative effect of change in accounting principle                   94                 -                  -
    Net deferred income taxes and other                                  124               (106)                14
    Changes in operating assets and liabilities:
      Receivables and prepaid expenses                                    21               (110)               (29)
      Inventories                                                        111                 40                118
      Accounts payable                                                   (99)               (68)                -
      Other current liabilities                                          (89)               287               (175)
    Self-insurance                                                       106                 71                 24
    Unearned income                                                       32                  3                 19
    Other long-term liabilities                                          (16)               (23)                34
----------------------------------------------------------- ----------------- ------------------ ------------------
      Net cash provided by operating activities                        2,063              2,009              1,771
----------------------------------------------------------- ----------------- ------------------ ------------------

Cash Flows From Investing Activities:
  Capital expenditures                                                (1,359)            (1,455)            (1,771)
  Proceeds from disposal of land, buildings and
   equipment                                                             101                288                189
  Proceeds from disposal of assets held for sale                         578                118                 -
  Decrease (increase) in other assets                                     15                (31)                33
----------------------------------------------------------- ----------------- ------------------ ------------------
    Net cash used in investing activities                               (665)            (1,080)            (1,549)
----------------------------------------------------------- ----------------- ------------------ ------------------

Cash Flows From Financing Activities:
  Stock purchases and retirements                                       (862)                -                (451)
  Cash dividends paid                                                   (306)              (309)              (315)
  Payments on long-term borrowings                                      (143)               (89)              (417)
  Proceeds from stock options exercised                                   14                 23                  6
  Net commercial paper activity and bank borrowings                       -              (1,153)              (475)
  Proceeds from long-term borrowings                                      -                 623              1,222
----------------------------------------------------------- ----------------- ------------------ ------------------
    Net cash used in financing activities                             (1,297)              (905)              (430)
----------------------------------------------------------- ----------------- ------------------ ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                     101                 24               (208)
----------------------------------------------------------- ----------------- ------------------ ------------------
Cash and Cash Equivalents at Beginning of Year                            61                 37                245
----------------------------------------------------------- ----------------- ------------------ ------------------
Cash and Cash Equivalents at End of Year                             $   162            $    61            $    37
=========================================================== ================= ================== ==================

See Notes to Consolidated Financial Statements

ALBERTSON'S, INC.
CONSOLIDATED STOCKHOLDERS' EQUITY

                                   COMMON    CAPITAL      ACCUMULATED
                                    STOCK  IN EXCESS            OTHER                      TOTAL
                                $1.00 PAR     OF PAR    COMPREHENSIVE   RETAINED   STOCKHOLDERS'   COMPREHENSIVE
 (DOLLARS IN MILLIONS)              VALUE      VALUE    (LOSS) INCOME   EARNINGS          EQUITY          INCOME
-----------------------------------------------------------------------------------------------------------------
 Balance at February 3, 2000         $424       $145               -     $ 5,133         $ 5,702            $404
                                                                                                            ====
 Net earnings                          -          -                -         765             765            $765
 Deferred tax adjustment
   related to stock options            -         (12)              -          -              (12)             -
 Exercise of stock options             -           6               -          -                6              -
 Stock purchases and
   retirements -
   18,659,200 shares                  (19)       (92)              -        (340)           (451)             -
 Deferred stock unit plan              -           1               -          -                1              -
 Dividends                             -          -                -        (317)           (317)             -
-----------------------------------------------------------------------------------------------------------------
 Balance at February 1, 2001          405         48               -       5,241           5,694            $765
                                                                                                            ====
 Net earnings                          -          -                -         501             501            $501
 Exercise of stock options,
   including tax benefits               2         26               -          -               28              -
 Deferred stock unit plan              -          19               -          -               19              -
 Directors' stock plan                 -           1               -          -                1              -
 Dividends                             -          -                -        (309)           (309)             -
 Minimum pension liability
   adjustment (net of tax of
   $16)                                -          -              $(23)        -              (23)            (23)
 Interest rate locks:
   Cumulative effect of
   adoption of new accounting
   principle (net of tax of $3)        -          -                 5         -                5               5
   Loss on settled contracts
   (net of tax of $1)                  -          -                (1)        -               (1)             (1)
-----------------------------------------------------------------------------------------------------------------
 Balance at January 31, 2002          407         94              (19)     5,433           5,915            $482
                                                                                                            ====
 Net earnings                          -          -                -         485             485            $485
 Exercise of stock options,
   including tax benefits              -          15               -          -               15              -
 Stock purchases and
   retirements - 35,129,397
   shares                             (35)        -                -        (827)           (862)             -
 Deferred stock unit plan              -          18               -          -               18              -
 Directors' stock plan                 -           1               -          -                1              -
 Dividends                             -          -                -        (298)           (298)             -
 Minimum pension liability
   adjustment (net of tax of
   $49)                                -          -               (77)        -              (77)            (77)
-----------------------------------------------------------------------------------------------------------------
 Balance at January 30, 2003         $372       $128             $(96)   $ 4,793         $ 5,197            $408
=================================================================================================================

    See Notes to Consolidated Financial Statements

ALBERTSON'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Note A - Business Description and Basis of Presentation
    Albertson's, Inc. ("Albertsons" or the "Company") is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.A. Albertson in 1939. On June 23, 1999, Albertsons and American Stores Company ("ASC") consummated a merger, which has been accounted for as a pooling-of-interests. Based on sales, the Company is one of the largest retail food and drug chains in the world. As of January 30, 2003 the Company operated 2,287 stores in 31 states. Retail operations are supported by 17 major Company distribution operations, strategically located in the Company's operating markets.

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include all entities in which the Company has control, including its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Note B - Summary of Significant Accounting Policies
Fiscal Year End: The Company's fiscal year ends on the Thursday nearest to January 31. As a result, the Company's fiscal year includes a 53rd week every 5 to 6 years. Fiscal years 2002, 2001, and 2000 each contained 52 weeks and ended on January 30, 2003, January 31, 2002, and February 1, 2001.

Use Of Estimates: The preparation of the Company's consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Segment Information: The Company operates retail food and drug stores. These operations are within a single operating segment and all are within the United States.

Derivatives: From time to time, the Company enters into certain derivative transactions allowed by the Company's risk management policy. The Company does not enter into derivative financial instruments for trading purposes. The Company uses derivatives primarily as cash flow hedges to set interest rates for forecasted debt issuances, such as interest rate locks. These contracts are with major financial institutions and are very short-term in nature. The gain or loss on interest rate locks is deferred in other comprehensive income and recognized over the life of the related debt instrument as an adjustment to interest expense.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories: The Company values inventories at the lower of cost or market. Cost of substantially all inventories is determined on a last-in, first-out (LIFO) basis.

Vendor Funds: The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of the vendor's products in the Company's advertising; placement of the vendor's products in prominent locations in the Company's stores; introduction of new products into the Company's distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities, such as volume commitment rebates and forward buy credits.

    Accounting for vendor funds is discussed in Emerging Issues Task Force "EITF" Issue 02-16: Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16), in which the EITF reached consensus on two issues in November 2002 and provided transition rules on those issues in January 2003 and March 2003. As a result of this new guidance, the Company adopted a new method for recognizing the vendor funds for merchandising activities. As of the beginning of 2002, the Company recognizes vendor funds for merchandising activities when the related products are sold. Under the previous accounting method for merchandising vendor funds, these credits were recognized as an offset to cost of sales when the merchandising activity was performed in accordance with the underlying agreements. In connection with the implementation of this new accounting method, the Company recorded a charge in 2002 of $94, net of tax benefit of $60.

    The vendor fund inventory offset recorded as of January 30, 2003 was $152, which is a $6 decrease from the balance as of the beginning of 2002. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company's grocery, general merchandise and lobby departments, and by average inventory turnover rates by department for the Company's remaining inventory.

Capitalization, Depreciation and Amortization: Land, buildings and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings and improvements-10 to 35 years; fixtures and equipment-3 to 8 years; software-3 to 5 years; leasehold improvements-10 to 25 years; intangibles-3 to 10 years; and assets held under capitalized leases-20 to 30 years.

    The costs of major remodeling and improvements on leased stores are capitalized as leasehold improvements. Leasehold improvements are amortized on the straight-line method over the shorter of the life of the applicable lease or the useful life of the asset. Assets under capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments, and they are amortized on the straight-line method over their primary term.

    Beneficial lease rights and lease liabilities are recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the date of the acquisition of the lease. Beneficial lease rights and lease liabilities are amortized over the lease term using the straight-line method.

Goodwill: Goodwill resulting from business acquisitions represents the excess of cost over fair value of net assets acquired. Beginning in 2002 with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead tested for impairment at least annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit, 40 years.

Company Owned Life Insurance: The Company has purchased life insurance policies to fund its obligations under certain deferred compensation plans for officers, key employees and directors. Cash surrender values of these policies are adjusted for fluctuations in the market value of underlying investments. The cash surrender value is adjusted each reporting period and any gain or loss is included with other, net (expense) income in the Company's Consolidated Earnings.

Impairment of Long Lived Assets and Closed Store Reserves: The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset's carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. The net proceeds expected from the disposition of the asset are determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based on the Company's experience and knowledge of local operations. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

    For properties to be closed that are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. (Beginning on January 1, 2003, "expected sublease recovery" has been replaced by "estimated sublease rentals that could be reasonably obtained for the property.") The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal specialists estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and knowledge of
(1) the market in which the store to be closed is located, (2) the results of its previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by specific real estate markets, the economic environment and inflation.

Self-Insurance: The Company is primarily self-insured for property loss, workers' compensation, automobile and general liability costs. Self-insurance liabilities are determined actuarially based on claims filed and estimates for claims incurred but not reported. The majority of these liabilities are not discounted.

Deferred Rent: The Company recognizes rent holidays and rent escalations on a straight-line basis over the term of the lease. The deferred rent amount is included in other long-term liabilities and deferred credits on the Company's Consolidated Balance Sheets.

Revenue Recognition: Revenue is recognized at the point of sale for retail sales. The discount earned by customers by using their preferred loyalty card is recorded by the Company as a reduction to sales price. The only income recognized from any in-store rental arrangement is the lease amount received based on space occupied.

Store Opening Costs: Noncapital expenditures incurred in opening new stores or remodeling existing stores are expensed in the year in which they are incurred.

Advertising: Advertising costs incurred to produce media advertising for major new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. In 2001 and 2000, cooperative advertising funds from vendors were recorded in the period which the related expense was incurred. In 2002 vendor funds were considered as described above. Gross advertising expenses of $527, $537 and $550, excluding cooperative advertising money received from vendors, were included with cost of sales in the Company's Consolidated Earnings for 2002, 2001 and 2000, respectively.

Stock  Based   Compensation:   SFAS  No.  123,   "Accounting   for   Stock-Based
Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost of stock-based compensation is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par value.

    If the fair value-based accounting method was utilized for stock-based compensation, the Company's pro forma net earnings and earnings per share would have been as follows:

                                                                        2002         2001        2000
       ------------------------------------------------------- -------------- ------------ -----------
       Net Earnings as reported                                        $ 485        $ 501       $ 765

       Add:  Stock based compensation expense included in
         reported net earnings, net of related tax effects                12           11           1
       --------------------------------------------------------- ------------ ------------ -----------

       Deduct:  Total stock-based compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                              (44)         (41)        (27)
       --------------------------------------------------------- ------------ ------------ -----------
       Pro Forma Net Earnings                                          $ 453        $ 471       $ 739
       ========================================================= ============ ============ ===========

       Basic Earnings Per Share:
         As Reported                                                  $ 1.22       $ 1.23      $ 1.83
         Pro Forma                                                      1.14         1.16        1.77
       ========================================================= ============ ============ ===========

       Diluted Earnings Per Share:
         As Reported                                                  $ 1.22       $ 1.23      $ 1.83
         Pro Forma                                                      1.14         1.15        1.77
       ========================================================= ============ ============ ===========

    The 2002, 2001 and 2000 pro forma net earnings resulted from reported net earnings less pro forma after-tax compensation expense. The pro forma effect on net earnings is not representative of the pro forma effect on net earnings in future years.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. The major temporary differences and their net effect are shown in the "Income Taxes" Note to the Consolidated Financial Statements.

Earnings Per Share (EPS): Basic EPS is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist primarily of outstanding in-the-money options under the Company's stock option plans.

Comprehensive Income: The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders' equity. Items of comprehensive income other than net earnings were primarily related to minimum pension liability of $126 ($77 net of tax) and $39 ($23 net of tax) for 2002 and 2001, respectively.

Reclassifications: Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.


Note C - Cumulative Effect of Change in Accounting Principle

    As discussed in Note B - Summary of Significant Accounting Policies, in 2002, the Company adopted a new method for recognizing vendor funds related to merchandising activities. The pro forma amounts shown below reflect the retroactive application of the new method as if it had been in effect for 2002, 2001 and 2000.

                                                                               2002          2001           2000
---------------------------------------------------------------------- ------------- ------------- --------------
Net earnings                                                                  $ 579         $ 497          $ 770

   Earnings per share - basic                                                 $1.46         $1.22          $1.84
   Earnings per share - diluted                                               $1.45         $1.22          $1.84

Note D - New Accounting Standards

    In July 2001 the Financial Accounting Standard Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will become effective for Albertsons on January 31, 2003. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently analyzing the impact that this standard will have on its consolidated financial statements, but believes it will not have a material impact on the Company's consolidated financial statements.

    In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The provisions of SFAS No. 145 will be effective for fiscal year beginning January 31, 2003. The adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial statements.

    In June 2002 the SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002. This statement will not impact any liabilities recorded prior to adoption. As required the Company will adopt SFAS No. 146 effective in 2003. The Company does not expect that the adoption of this statement will have a material impact on the Company's consolidated financial statements.

    In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The accompanying Note Q - Stock Options and Stock Awards - satisfies the disclosure requirements of SFAS No. 148.

    In November 2002 the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial
statements  about  the  obligations   associated  with  guarantees  issued.  The
recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. At January 30, 2003, the Company had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45. In addition, the Company does not believe that the adoption of FIN 45 will have a material impact on the Company's consolidated financial statements.

    In January 2003 the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on the Company's consolidated financial statements.

Note E - Discontinued Operations/Market Exits
    On March 13, 2002, the Company's Board of Directors approved the second phase of the Company's restructuring plan designed to improve future financial results and to drive future competitiveness. This phase of the plan included the complete exit of four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 stores and two distribution centers, and reduction of division offices from 15 to 11. These sales and closures were evaluated for lease liability or asset impairment, including goodwill, in accordance with the Company's policy. The prior years' operating activities for these 95 stores and two distribution centers, and reduction of division offices from 15 to 11 have been reclassified to discontinued operations: "Operating (loss) income" in the accompanying earnings statement.

    The discontinued operations generated sales of $290, $1,326, and $1,261, in 2002, 2001, and 2000, respectively, and an operating loss of $429, operating profit of $10 and operating profit of $31, respectively. The discontinued operations operating loss of $429 in 2002 consisted of a loss from operations of $50 and asset impairments, lease settlements and other costs of $379 as described in the following table:

                                                       NONCASH                                TOTAL CHARGES
                                                       CHARGES               ACCRUALS             (CREDITS)
                                            -------------------    -------------------    ------------------

   Asset impairments                                     $ 401               $     -                $   401
   Lease settlements                                        -                      26                    26
   Severance and outplacement                               -                      23                    23
   Other                                                    -                       2                     2
   Gain on asset sales                                     (63)                    -                    (63)
   Favorable lease settlements                              -                     (10)                  (10)
                                                                                          ------------------
     Loss on disposal                                                                               $   379
                                                                                          ==================
   Cash payments during 2002                                                      (30)
                                                                   -------------------
     Reserve balance at January 30, 2003                                     $     11
                                                                   ===================

    The reserve balance of $11 as of January 30, 2003 is included with "Other current liabilities" in the Company's Consolidated Balance Sheet.

    Asset impairment adjustments resulted from the Company realizing sales proceeds in excess of amounts originally estimated on stores disposed of and increases to net realizable values for stores under contract for sale. Lease liability adjustments represent more favorable negotiated settlements than had been originally estimated.

    Assets related to discontinued operations are recorded at their estimated net realizable value of $25 as of January 30, 2003 and are reported as Assets held for sale in the Company's Consolidated Balance Sheet. These assets include land, buildings, equipment and leasehold improvements and are being actively marketed. As of January 30, 2003, all 95 stores and both distribution centers were closed. In addition, the Company had either sold or terminated the leases related to 82 of the 95 stores and both distribution centers as of January 30, 2003.

    Other costs consist of amounts paid in connection with notification regulations and negotiated contract terminations.

Note F - Restructuring
    In the first half of 2001, the Company initiated a profitability review of all of its retail stores, utilizing a methodology based on return on invested capital. The Company also evaluated its division management structure and the efficiency of its transaction processing departments. Based on these reviews, in July 2001 the Company committed to the following restructuring activities:
1) close and dispose of 165 underperforming stores in 25 states; 2) eliminate four of the existing 19 division offices; 3) sell a store fixture manufacturing operation; 4) centralize certain transaction processing functions in Boise, Idaho; and 5) reduce general office head count.

    These restructuring activities called for the elimination of 1,341 managerial and administrative positions (excluding store level terminations). The restructuring charge recorded in 2001 included the following: employee severance and outplacement costs of $44, asset impairments of $361; lease termination costs of $57; and other costs of $6.

    In 2001 and 2002, 80 and 82 stores were closed or sold and 995 and 297 managerial and administrative employees were terminated, respectively. In 2002, management revised the planned restructuring activities as follows: the store fixture manufacturing operation's performance was re-evaluated and determined to be more cost-effective than purchasing like-fixtures from external sources in the future, so it will be held and used; one store's operating performance improved due to local market conditions, so it too will be held and used; and one part of the transaction processing consolidation was halted due to a decision to replace the Company's human resource information systems (HRIS) over the next two to three years. The remaining two stores in this restructuring plan will be closed in 2003.

    The following table presents the pre-tax restructuring credits and charges and the related restructuring reserves included in the Company's Consolidated Balance Sheets:

                                                       NONCASH                                TOTAL CHARGES
                                                       CHARGES               ACCRUALS             (CREDITS)
                                            -------------------    -------------------    ------------------
2001 Activity
   Asset impairments                                     $ 361               $     -               $    361
   Lease settlements                                        -                      57                    57
   Severance and outplacement                               -                      44                    44
   Other                                                    -                       6                     6
                                                                                          ------------------
     Restructuring (credits) charges                                                               $    468
                                                                                          ==================
   Cash payments during 2001                                                      (46)
                                                                   -------------------
     Reserve balance at January 31, 2002                                           61

2002 Activity
   Retain store fixtures operation                          (3)                    (2)             $     (5)
   Halt part of consolidation - HRIS                        -                      (2)                   (2)
   Gains on asset sales                                    (17)                    -                    (17)
   Favorable lease settlements                              -                     (14)                  (14)
   Severance and outplacement                               -                       2                     2
   Other                                                    -                      (1)                   (1)
                                                                                          ------------------
     Restructuring (credits) charges                                                               $    (37)
                                                                                          ==================
   Cash payments during 2002                                                      (16)
                                                                   -------------------
     Reserve balance at January 30, 2003                                     $     28
                                                                   ===================

    The reserve  balances of $28 at January 30, 2003 and $61 at January 31, 2002
are  included  in  the  "Other  current   liabilities"  line  on  the  Company's
Consolidated Balance Sheets.

Note G - Closed Store Reserves
    The following table shows the pre-tax expense, and related reserves, for closed stores and other surplus property:

                                                         NONCASH                                TOTAL CHARGES
                                                         CHARGES               ACCRUALS             (CREDITS)
                                               ------------------    -------------------    ------------------
Reserve balance at February 3, 2000                                              $   25
2000 Activity
   Asset impairments                                      $   40                     -                 $   40
   Lease terminations                                         -                       7                     7
   Favorable lease termination                                -                      (2)                   (2)
                                                                                            ------------------
     Closed store (credits) charges                                                                    $   45
                                                                                            ==================
   Cash payments during 2000                                                         (8)
                                                                     -------------------
     Reserve balance at February 1, 2001                                             22

2001 Activity
   Asset impairments                                          44                     -                 $   44
   Lease terminations                                         -                      27                    27
   Favorable lease termination                                -                      (2)                   (2)
   Gains on disposition                                       (2)                    -                     (2)
                                                                                            ------------------
     Closed store (credits) charges                                                                    $   67
                                                                                            ==================
   Cash payments during 2001                                                         (8)
                                                                     -------------------
     Reserve balance at January 31, 2002                                             39

2002 Activity
   Asset impairments                                          23                     -                 $   23
   Lease terminations                                         -                       8                     8
   Favorable lease termination                                -                      (1)                   (1)
   Loss on disposition                                        5                      -                      5
                                                                                            ------------------
     Closed store (credits) charges                                                                    $   35
                                                                                            ==================
   Cash payments during 2002                                                        (16)
                                                                     -------------------
     Reserve balance at January 30, 2003                                         $   30
                                                                     ===================

-
    As of January  30,  2003,  $25 of the  reserve  balance  was  included  with accounts payable and the remaining $5 was included with other long-term liabilities and deferred credits in the Company's Consolidated Balance Sheet. During fiscal 2001, the restructuring plan (discussed in "Note F - Restructuring") included actions to accelerate the disposal of surplus property that included terminating leases through negotiated buyouts and selling owned properties through auctions. The $51 pre-tax restructuring adjustments are the additional charges expected to be incurred as a result of these actions. These charges are included in selling, general and administrative expenses in the Company's Consolidated Earnings. $30 of the reserve balance as of January 31, 2002 is included with accounts payable and the remaining $9 is included with other liabilities and deferred credits in the Company's Consolidated Balance Sheets. For the period ended February 1, 2001, $5 of the reserve balance was included with accounts payable with the remaining $17 included with other liabilities and deferred credits. The related assets are recorded at their estimated fair value of $35 as of January 30, 2003, less selling costs, and reported as assets held for sale in the Company's Consolidated Balance Sheets.

    In January 2002 the Company sold a total of 80 Osco drugstores in Maine, Massachusetts and New Hampshire for $235 which resulted in a $54 pre-tax gain.

Note H - Merger, Divestitures and Related Costs
    Merger-related  (credits)  charges  for  2001  represent  a  credit  of  $15 associated with the sale of an asset for an amount that was greater than originally estimated.

    Merger-related (credits) charges for 2000 represent $24 related to one-time asset impairment and severance charges.

    In the future any  restructuring  activity  will be accounted  for under the
guidance  of  SFAS  No.  146,  which  will   primarily   effect  the  timing  of
restructuring reserve.

Note I - Supplemental Cash Flow Information

    Selected cash payments and noncash activities were as follows:

                                                                               2002          2001           2000
---------------------------------------------------------------------- ------------- ------------- --------------
Cash payments for income taxes                                                $ 376         $ 403          $ 549
Cash payments for interest, net of amounts capitalized                          390           299            375
Noncash investing and financing activities:
  Capitalized lease obligations incurred                                         75            79             62
  Capitalized lease obligations terminated                                       46            19              6
  Deferred stock units                                                           19            19              1
  Tax benefits related to stock options                                           2             4              1
  Deferred tax adjustment - related to stock options                              2             3             12

Note J - Accounts and Notes Receivable
    Accounts and notes receivable, net, consisted of the following:

                                                                          JANUARY 30,        JANUARY 31,
                                                                                 2003               2002
-------------------------------------------------------------------- ----------------- ------------------
Trade and other accounts receivable                                             $ 664              $ 696
Current portion of notes receivable                                                 6                 40
Allowance for doubtful accounts                                                   (23)               (40)
-------------------------------------------------------------------- ----------------- ------------------
                                                                                $ 647              $ 696
==================================================================== ================= ==================

Note K - Inventories
    Approximately 97% of the Company's inventories are valued using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been $589 and $597 higher at the end of 2002 and 2001, respectively. Net earnings (basic and diluted earnings per share) would have been lower by $2 ($0.01) in 2002, higher by $3 ($0.01) in 2001, and lower by $14 ($0.03) in 2000. The replacement cost of inventories valued at LIFO approximates FIFO cost.

    During 2002 and 2001, inventory quantities were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2002 and 2001 purchases. As a result, cost of sales was decreased by $4 in 2002, $10 in 2001, and $26 in 2000. This increased net earnings (basic and diluted earnings per share) by $2 ($0.01) in 2002, by $6 ($0.01) in 2001 and by $15 ($0.04) in 2000.

Note L - Land, Buildings and Equipment
    Land, buildings and equipment, net, consisted of the following:

                                                                    JANUARY 30,           JANUARY 31,
                                                                           2003                  2002
---------------------------------------------------------- --------------------- ---------------------
Land                                                                    $ 1,939               $ 2,105
Buildings                                                                 5,713                 5,598
Fixtures and equipment                                                    5,561                 5,471
Leasehold improvements                                                    1,619                 1,535
Capitalized leases                                                          355                   326
---------------------------------------------------------- --------------------- ---------------------
                                                                         15,187                15,035
Accumulated depreciation                                                 (6,060)               (5,641)
Accumulated amortization on capital leases                                  (98)                 (112)
---------------------------------------------------------- --------------------- ---------------------
                                                                        $ 9,029               $ 9,282
========================================================== ===================== =====================

    Depreciation expense was $924, $926 and $904 for 2002, 2001 and 2000. Amortization expense of capital leases was $18, $19 and $17 for 2002, 2001 and 2000.

Note M - Goodwill and Other Intangible Assets
    The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on February 1, 2002. Under these new rules, goodwill and certain other intangibles with indefinite lives are no longer amortized, but are subject to annual testing, or more frequently if impairment indicators arise, using fair value methodology. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives until they reach their estimated residual values, and are reviewed for impairment in accordance with SFAS No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, the Company did not incur any expense for the amortization of goodwill in 2002. The pretax expense for the amortization of goodwill, included in continuing operations, was $56 and $57 in 2001 and 2000, respectively.

    The Company completed its transitional impairment review of its goodwill as of February 1, 2002. The review was performed based on the Company's reporting units which have been defined as the Company's 11 current operating divisions. When this statement was adopted, the aggregate of the goodwill allocated to the stores in each reporting unit became the reporting unit's goodwill balance. In order to determine if a reporting unit's goodwill was impaired, a combination of internal analysis, focusing on each reporting unit's implied EBITDA multiple, and estimates of fair value from independent valuation specialists were used. Based on these analyses, there was no impairment of goodwill at the adoption date. Subsequently, during the fourth quarter of 2002, the Company completed its annual impairment review based on November 1, 2002 balances and determined that there was no impairment as of that date. However, changes in the assumptions used in the analysis could have changed the resulting outcome. For example, to estimate the fair value of the Company's reporting units, management made estimates and judgments about future cash flows based on the Company's 2003 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal and external factors. Future changes in estimates could possibly result in a noncash goodwill impairment that could have a material adverse impact on the Company's financial condition and results of operations.

    The following table reflects the impact of the adoption of SFAS No. 142:

                                                                JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                                                       2003             2002             2001
                                                            ---------------- ---------------- ----------------
    Net earnings, as reported                                         $ 485            $ 501            $ 765
      Add back goodwill amortization, net of tax                         -                56               56
                                                            ---------------- ---------------- ----------------
    Adjusted net earnings                                             $ 485            $ 557            $ 821
                                                            ================ ================ ================

    Basic EPS                                                         $1.22            $1.23            $1.83
      Add back goodwill amortization, net of tax                         -              0.14             0.13
                                                            ---------------- ---------------- ----------------
      Adjusted Basic EPS                                              $1.22            $1.37            $1.96
                                                            ================ ================ ================
    Diluted EPS                                                       $1.22            $1.23            $1.83
      Add back goodwill amortization, net of tax                         -              0.14             0.13
                                                            ---------------- ---------------- ----------------
      Adjusted Diluted EPS                                            $1.22            $1.37            $1.96
                                                            ================ ================ ================

    Changes in the net carrying amount of goodwill were as follows:

    Goodwill as of January 31, 2002                        $1,467
    Write-off due to market exits                             (68)
                                                  ----------------
    Goodwill as of January 30, 2003                        $1,399
                                                  ================

    In connection with the complete exit of certain markets discussed above, the Company wrote off $68 of goodwill, net for the quarter ended May 2, 2002. The goodwill written off arose from the original acquisition of the operating assets in those markets.

    The carrying amount of intangible assets was as follows:

                                                                    JANUARY 30,    JANUARY 31,
                                                                           2003           2002
---------------------------------------------------------------- --------------- --------------
    Amortizing:
       FMV of operating leases                                            $ 231          $ 256
       Customer lists and other contracts                                    53             55
---------------------------------------------------------------- --------------- --------------
                                                                            284            311
    Accumulated amortization                                               (173)          (169)
---------------------------------------------------------------- --------------- --------------
                                                                            111            142
    Non-Amortizing:
       Liquor licenses                                                       39             39
       Pension related intangible assets                                     64             29
---------------------------------------------------------------- --------------- --------------
                                                                            103             68
---------------------------------------------------------------- --------------- --------------
                                                                          $ 214          $ 210
================================================================ =============== ==============

    Straight line amortization expense for intangibles was $24, $25 and $23 in 2002, 2001 and 2000, respectively. Amortizing intangible assets have remaining useful lives from 2 to 38 years. Projected amortization expense for existing intangible assets is: $21, $18, $12, $7 and $6, for 2003, 2004, 2005, 2006 and
2007, respectively.

Note N - Indebtedness
    Long-term debt consisted of the following (borrowings are unsecured unless indicated):

                                                                                 JANUARY 30,    JANUARY 31,
                                                                                        2003           2002
----------------------------------------------------------------------------- --------------- --------------
2001 Shelf Registration:
   8.0% Debentures due May 1, 2031                                                    $  400         $  400
   7.25% Notes due May 1, 2013                                                           200            200
7.5% Notes due February 15, 2011                                                         700            700
8.35% Notes due May 1, 2010                                                              275            275
8.7% Debentures due May 1, 2030                                                          225            225
7.45% Debentures due August 1, 2029                                                      650            650
6.95% Notes due August 1, 2009                                                           350            350
6.55% Notes due August 1, 2004                                                           300            300
Medium-term Notes, due 2013 through 2028, average interest rate of 6.5%                  317            317
Medium-term Notes, due 2007 through 2027, average interest rate of 6.8%                  200            200
7.75% Debentures due June 15, 2026                                                       200            200
7.5% Debentures due May 1, 2037                                                          200            200
8.0% Debentures due June 1, 2026                                                         272            272
7.9% Debentures due May 1, 2017                                                           95             95
7.4% Notes due May 15, 2005                                                              200            200
Medium-term Notes, due 2003 through 2028, average interest rate of 7.0%                  245            245
9.125% Notes due April 1, 2002                                                            -              80
Notes due July 3, 2004, average interest rate of 6.7%                                   200            200
Industrial revenue bonds, average interest rate of 5.9% and 6.1%,
   respectively due February 1, 2003 through December 15, 2011                             8             11
Secured mortgage notes and other notes payable, average interest rates of
   9.1%  and 10.9%, respectively due 2003 through 2019                                    18             63
----------------------------------------------------------------------------- --------------- --------------
                                                                                       5,055          5,183
Current maturities                                                                      (105)          (123)
----------------------------------------------------------------------------- --------------- --------------
                                                                                      $4,950         $5,060
============================================================================= =============== ==============

    The Company had three credit facilities totaling $1,400 during 2002. The first agreement for $100 expired in February 2003 and was renewed for an additional year to expire in February 2004. The second agreement for $350 expired in March 2003 and was renewed for an additional year to expire in March 2004. The third agreement for $950 expires in March 2005. All of the credit agreements contain an option which would allow the Company, upon due notice, to convert any outstanding amounts at the expiration dates to term loans. The agreements in place at year end also contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage, as defined, of no less than 2.7 times. As of January 30, 2003, the Company was in compliance with these requirements. No borrowings were outstanding under the credit facilities as of January 30, 2003 or January 31, 2002.

    The Company filed a shelf registration statement with the Securities and Exchange Commission (SEC), which became effective on February 13, 2001 ("2001 Shelf Registration") to authorize the issuance of up to $3,000 in debt securities. In May 2001 the Company issued $600 of term notes under the 2001 Shelf Registration. The notes are composed of $200 of principal bearing interest at 7.25% due May 1, 2013 and $400 of principal bearing interest at 8.0% due May 1, 2031. Proceeds were used primarily to repay borrowings under the Company's commercial paper program.

    The $200 term loan agreement due July 3, 2004 involves a pricing schedule (which averages 6.7%) that is dependent upon the Company's long-term debt rating.

    The Company has pledged real estate with a cost of $40 as collateral for mortgage notes which are payable on various schedules, including interest at rates ranging from 6.8% to 10.7%. The notes mature from 2003 to 2014.

    Medium-term notes of $30 due July 2027 contain a put option which would require the Company to repay the notes in July 2007 if the holder of the note so elects by giving the Company a 60-day notice. Medium-term notes of $50 due April 2028 contain a put option which would require the Company to repay the notes in April 2008 if the holder of the note so elects by giving the Company a 60-day notice.

    The $200 of 7.5% debentures due 2037 contain a put option which will require the Company to repay the note in 2009 if the holder of the notes so elects by giving the Company a 60-day notice.

    Net interest expense was as follows:

                                                                      2002         2001          2000
   ----------------------------------------------------------- ------------ ------------ -------------
   Long-term debt                                                    $ 378        $ 401         $ 366
   Capitalized leases                                                   35           30            27
   Capitalized interest                                                (27)         (23)          (21)
   ----------------------------------------------------------- ------------ ------------ -------------
   Interest expense                                                    386          408           372
   Bank service charges, net of interest income                         11           17            13
   ----------------------------------------------------------- ------------ ------------ -------------
                                                                     $ 397        $ 425         $ 385
   =========================================================== ============ ============ =============

    The scheduled aggregate maturities of long-term debt outstanding at January 30, 2003, are summarized as follows: $105 in 2003, $502 in 2004, $202 in 2005, $2 in 2006, $12 in 2007 and $4,232 thereafter. These figures do not include the accelerations due to put options.

Note O - Capital Stock
    On December 2, 1996, the Board of Directors adopted a stockholder rights plan, which was amended on August 2, 1998, and March 16, 1999, under which all stockholders receive one right for each share of common stock held. Each right will entitle the holder to purchase, under certain circumstances, one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the "preferred stock") at a price of 160 dollars. Subject to certain exceptions, the rights will become exercisable for shares of preferred stock 10 business days (or such later date as may be determined by the Board of Directors) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock.

    Under the plan, subject to certain exceptions, if any person or group as defined by the plan becomes the beneficial owner of 15% or more of the outstanding common stock or takes certain other actions, each right will then entitle its holder as defined by the plan, other than such person or group, upon payment of the 160 dollars exercise price, to purchase common stock (or, in certain circumstances, cash, property or other securities of the Company) with a value equal to twice the exercise price. The rights may be redeemed by the Board of Directors at a price of $0.001 per right under certain circumstances. The rights, which do not vote and are not entitled to dividends, will expire at the close of business on March 21, 2007, unless earlier redeemed or extended by the Board of Directors of the Company.

    During 2000 the Company purchased and retired 18.7 million shares at a total cost of $451, or an average price of $24.15 per share. No shares were purchased during 2001. During 2002, the Company purchased and retired 35.1 million shares for $862, at an average price of $24.54 per share. The Board of Directors adopted a stock buyback program on December 9, 2002, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning January 1, 2003 and ending December 31, 2003. As of January 30, 2003, $78 of this authorization had been utilized.

Note P - Income Taxes
    Deferred tax assets and liabilities consist of the following:

                                                                           JANUARY 30,      JANUARY 31,
                                                                                  2003             2002
----------------------------------------------------------------------- --------------- ----------------
Deferred tax assets (no valuation allowance considered necessary):
Compensation and benefits                                                        $ 317            $ 264
Self-insurance                                                                     216              188
Basis in fixed assets                                                              184              264
Unearned income                                                                     17               18
Other, net                                                                          69               91
----------------------------------------------------------------------- --------------- ----------------
Total deferred tax assets                                                          803              825
----------------------------------------------------------------------- --------------- ----------------
Deferred tax liabilities:
Basis in fixed assets and capitalized leases                                      (537)            (515)
Inventories                                                                        (82)            (126)
Compensation and benefits                                                          (51)             (59)
Other, net                                                                         (25)             (24)
----------------------------------------------------------------------- --------------- ----------------
Total deferred tax liabilities                                                    (695)            (724)
----------------------------------------------------------------------- --------------- ----------------
Net deferred tax assets                                                          $ 108            $ 101
======================================================================= =============== ================

    The change in net deferred tax assets includes total adjustments of $47 for the year ended January 30, 2003 related to stock options of $(2) and other comprehensive income of $49.

    The Company has federal and state net operating loss carryforwards of $4 and $75, respectively, that will expire in years 2005 through 2021. Based on management's assessment, it is more likely than not that all of the deferred tax assets associated with the net operating loss carryforwards will be realized.

    Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued.

    Income tax expense related to continuing operations consists of the following:

                                                                        2002          2001        2000
---------------------------------------------------------------- ------------ ------------- -----------
Current:
Federal                                                                $ 448         $ 454       $ 434
State                                                                     52            50          52
---------------------------------------------------------------- ------------ ------------- -----------
                                                                         500           504         486
Deferred:
Federal                                                                   36          (124)         10
State                                                                      4           (13)          1
---------------------------------------------------------------- ------------ ------------- -----------
                                                                          40          (137)         11
---------------------------------------------------------------- ------------ ------------- -----------
                                                                       $ 540         $ 367       $ 497
================================================================ ============ ============= ===========

    The reconciliations between the federal statutory tax rate and the Company's effective tax rates are as follows:

                                          2002       PERCENT       2001       PERCENT       2000       PERCENT
----------------------------------- ----------- ------------- ---------- ------------- ---------- -------------
Taxes computed at statutory rate         $ 492          35.0      $ 302          35.0      $ 435          35.0
State income taxes net of federal
  income tax benefit                        56           4.0         37           4.2         53           4.3
Goodwill amortization                       -             -          27           3.1         21           1.7
Merger-related charges                      -             -          -             -           2           0.2
Other                                       (8)         (0.6)         1           0.3        (14)         (1.2)
----------------------------------- ----------- ------------- ---------- ------------- ---------- -------------
                                         $ 540          38.4      $ 367          42.6      $ 497          40.0
=================================== =========== ============= ========== ============= ========== =============

Note Q - Stock Options and Stock Awards
    The Company's stock option and stock award plan (Albertson's, Inc. 1995 Amended and Restated Stock-Based Incentive Plan) (the "1995 Plan") provide for the grant of options to purchase shares of common stock and stock awards. At January 31, 2002, Albertsons had one stock-based incentive plan in effect under which grants could be made with respect to 50 million shares of the Company's common stock. Under this plan, approved by the stockholders most recently in 2001, options and stock awards may be granted to officers, key employees and non-employee members of the Board of Directors to purchase the Company's common stock. During 2001, the Company's stock-based incentive plan was amended to, among other things, increase the number of shares allowed by the plan from 30 million to 50 million. Generally, options are granted with an exercise price at not less than 100% of the closing market price on the date of the grant. The Company's options generally become exercisable in installments of 20% per year on each of the first through fifth anniversaries of the grant date or vest 100% on the third anniversary of the grant date and have a maximum term of 7 to 10 years.

DEFERRABLE OR DEFERRED STOCK UNITS From time to time, deferrable or deferred stock units with dividend equivalents paid in cash quarterly are awarded under the 1995 Plan to key officers of the Company. Deferred stock units are also awarded to non-employee members of the Board of Directors.

    Grants of 1,080,441 units were made during 2002 to key officers and non-employee directors of the Company, of which 392,841 units will vest at a rate of 20% per year for the first five years and be distributed in a manner elected by the participant on a date after the participant ceases to be an officer of the Company, 678,540 units will vest at a rate of 20% per year for the first five years and be distributed in stock at each vesting date unless otherwise deferred, and 9,060 units were fully vested at their grant date.

    Grants of 1,089,104 units were made during 2001 to key officers and non-employee directors of the Company of which 788,670 units will vest over time and be distributed in a manner elected by the participant on a date after the participant ceases to be an officer of the Company, 186,217 units will vest at a rate of 20% per year for the first five years and be distributed in stock at each vesting date unless otherwise deferred, and 14,217 were fully vested at their grant date. 100,000 of the units will be distributed in stock on December 5, 2003, unless otherwise deferred.

    Grants of 738,705 units were made during 2000 to key officers and non-employee directors of the Company of which 730,100 units will be distributed in stock on December 5, 2003, if the applicable officers are still employed as an officer of the Company on that date, unless otherwise deferred by those officers, and 8,605 were fully vested at their grant date. The Company is recognizing this expense over the three-year service period.

    Compensation expense for deferred stock units of $19, $19 and $2 was recorded in selling, general and administrative expenses in 2002, 2001 and 2000, respectively.

STOCK OPTIONS   A summary of shares  reserved for  outstanding options as of the fiscal year end, changes during the year and related weighted average exercise price is presented below (shares in thousands):

                                        JANUARY 30, 2003        JANUARY 31, 2002        FEBRUARY 1, 2001
                                   ----------------------- ----------------------- -----------------------
                                       SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
---------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Outstanding at beginning of year       28,045     $ 33.06      25,290     $ 32.79      18,015     $ 38.34
Granted                                 5,312       23.06       6,406       32.64       8,683       21.78
Exercised                                (722)      23.99      (1,303)      22.71        (287)      21.54
Forfeited                              (2,390)      34.43      (2,348)      34.70      (1,121)      39.58
---------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Outstanding at end of year             30,245     $ 31.41      28,045     $ 33.06      25,290     $ 32.79
================================== =========== =========== =========== =========== =========== ===========
Options exercisable at end of year     13,523     $ 35.04      11,414     $ 35.67       7,251     $ 37.14
================================== =========== =========== =========== =========== =========== ===========

    As of January 30, 2003, 16 million shares of the Company's common stock were reserved for future grants of stock options and stock awards.

    The following table summarizes options outstanding and options exercisable as of January 30, 2003, and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):


                                              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                     --------------------------------------- ---------------------------
                                             SHARES     REMAINING                     SHARES
       OPTION PRICE PER SHARE           OUTSTANDING          LIFE     PRICE      EXERCISABLE      PRICE
       ----------------------------- --------------- ------------- --------- ---------------- ----------
        $ 20.23  -  $ 22.52                  10,757           8.7   $ 21.82            2,565    $ 21.69
          23.52  -    34.87                  13,105           7.6     31.50            5,864      30.93
          35.00  -    45.94                   2,140           3.9     40.01            2,124      40.03
          47.00  -    51.19                   4,243           6.4     51.14            2,969      51.12
       ----------------------------- --------------- ------------- --------- ---------------- ----------
        $ 20.23  -  $ 51.19                  30,245           7.6   $ 31.41           13,522    $ 35.04
       ============================= =============== ============= ========= ================ ==========

    The weighted average fair value at date of grant for Albertsons' options granted during 2002, 2001, and 2000 was $6.80, $10.16, and $6.34 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                     2002             2001          2000
    ------------------------------------------------------- --------------- ---------------- -------------
    Expected life (years)                                             5.7              5.8           6.0
    Risk-free interest rate                                          3.15%            3.62%         5.46%
    Volatility                                                       38.0%            34.8%         32.5%
    Dividend yield                                                   3.38%            2.33%         3.49%


Note R - Employee Benefit Plans
    Substantially all employees working over 20 hours per week are covered by retirement plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements unless the collective bargaining agreement provides for participation in Company-sponsored plans. The Company sponsors both defined benefit and defined contribution plans.

    The Albertson's Salaried Employees Pension Plan and Albertson's Employees Corporate Pension Plan are funded, qualified, defined benefit, noncontributory plans for eligible Albertson's employees who are 21 years of age with one or more years of service and (with certain exceptions) are not covered by collective bargaining agreements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. The Company's funding policy for these plans is to contribute the amount necessary to meet the funding requirements, as defined by the Internal Revenue Code.

    Net periodic benefit expense (income) for defined benefit plans is determined using assumptions as of the beginning of each year. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. Assumptions used at the end of each year for the company-sponsored defined benefit pension plans were as follows:

                                                                    2002             2001             2000
-------------------------------------------------------- ----------------- ---------------- ----------------
Weighted-average discount rate                                      6.15%            6.75%            7.15%
Annual salary increases                                        3.40-4.50%       3.70-4.50%       3.70-4.50%
Expected long-term rate of return on assets                         8.50%            9.00%            9.50%

    Net periodic benefit expense (income) for company-sponsored defined benefit pension plans was as follows:

                                                                     2002              2001          2000
--------------------------------------------------------- ---------------- ----------------- -------------
Service cost - benefits earned during the period                     $ 12              $ 11          $ 14
Interest cost on projected benefit obligations                         37                35            32
Expected return on assets                                             (39)              (48)          (55)
Amortization of prior service cost                                     (7)               (7)            5
Recognized net actuarial loss (gain)                                    9                -             (4)
--------------------------------------------------------- ---------------- ----------------- -------------
Net periodic expense (income)                                        $ 12              $ (9)         $ (8)
========================================================= ================ ================= =============

    The Company also sponsors the Albertson's Savings and Retirement Estates ("ASRE") Plan (formerly the American Stores Retirement Estates Plan) which is a defined contribution retirement plan. ASRE was originally authorized by the ASC Board of Directors for the purpose of providing retirement benefits for employees of ASC and its subsidiaries. During 1999, ASRE was authorized by Albertson's Board of Directors to provide retirement benefits for all qualified employees of the Company and its subsidiaries. In conjunction with the authorization of ASRE, the company-sponsored defined benefit plans were amended to close the plans to future new entrants. Future accruals for participants in the defined benefit plans are offset by the value of Company profit sharing contributions to the new defined contribution plan.

    The Company sponsors a tax-deferred savings plan which is a salary deferral plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers employees meeting age and service eligibility requirements, except those represented by a labor union, unless the collective bargaining agreement provides for participation. In addition, the Company provides a matching contribution based on the amount of eligible compensation contributed by the employee.

    All Company contributions to ASRE and the company-sponsored 401(k) plan are made at the discretion of the Board of Directors. The total amount contributed by the Company is included with the ASRE defined contribution plan expense.

    The Company also sponsors an unfunded Executive Pension Makeup Plan and an Executive ASRE Makeup Plan. These plans are nonqualified and provide certain key employees retirement benefits which supplement those provided by the Company's other retirement plans.

    The following table sets forth the funded status of the company-sponsored defined benefit pension plans:

                                                                          JANUARY 30,        JANUARY 31,
                                                                                 2003               2002
-------------------------------------------------------------------- ----------------- ------------------
Change in projected benefit obligation:
   Beginning of year benefit obligation                                         $ 567              $ 495
   Service cost                                                                    12                 11
   Interest cost                                                                   37                 35
   Actuarial loss                                                                  59                 41
   Benefits paid                                                                  (19)               (15)
-------------------------------------------------------------------- ----------------- ------------------
End of year benefit obligation                                                    656                567
-------------------------------------------------------------------- ----------------- ------------------
Change in plan assets:
   Plan assets at fair value at beginning of year                                 466                537
   Actual return on plan assets                                                   (51)               (57)
   Employer contributions                                                           2                  1
   Benefit payments                                                               (19)               (15)
-------------------------------------------------------------------- ----------------- ------------------
Plan assets at fair value at end of year                                          398                466
-------------------------------------------------------------------- ----------------- ------------------
Funded status                                                                    (258)              (101)
Unrecognized net loss                                                             304                165
Unrecognized prior service cost                                                   (64)               (71)
Additional minimum liability                                                     (228)               (67)
-------------------------------------------------------------------- ----------------- ------------------
Net accrued pension cost                                                        $(246)             $ (74)
-------------------------------------------------------------------- ----------------- ------------------
Accrued prepaid pension cost included with other assets                            -                  25
Accrued pension cost included with other long-term liabilities                   (246)               (99)
-------------------------------------------------------------------- ----------------- ------------------
Net accrued pension cost                                                        $(246)             $ (74)
==================================================================== ================= ==================

    At January 30, 2003, the accumulated benefit obligation exceeded the fair value of the plans' assets in the Albertson's Employees Corporate Pension Plan, Albertson's Salaried Employees Pension Plan, and the Executive Pension Makeup Plan. The provisions of SFAS No. 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is a component of other comprehensive income and is reflected in stockholders' equity, net of related tax benefit. Accordingly, at January 30, 2003: a liability of $137 was included in other long-term liabilities; an intangible asset equal to the prior service cost of $36 was included in other assets; and a charge of $77 net of taxes of $49 was reflected as a minimum pension liability adjustment in other comprehensive income.

    At January 31, 2002: a liability of $67 was included in other long-term liabilities; an intangible asset equal to prior service cost of $28 was included in other assets; and a charge of $23 net of taxes of $16 was reflected as a minimum pension liability adjustment in other comprehensive income.

    The following table summarizes the projected benefit obligation, accumulated benefit obligation, and plan assets of the individual plans that have a projected benefit obligation in excess of plan assets:

                                                                         JANUARY 30,        JANUARY 31,
                                                                                2003               2002
-------------------------------------------------------------------- ---------------- ------------------
Projected benefit obligation:
   Albertson's Employees Corporate Pension Plan                                $ 383              $ 331
   Albertson's Salaried Employees Pension Plan                                   253                216
   Executive Pension Makeup Plan                                                  20                 20
Accumulated benefit obligation:
   Albertson's Employees Corporate Pension Plan                                  381                330
   Albertson's Salaried Employees Pension Plan                                   243                209
   Executive Pension Makeup Plan                                                  19                 20
Plan assets (fair market value):
   Albertson's Employees Corporate Pension Plan                                  216                250
   Albertson's Salaried Employees Pension Plan                                   181                216

    Assets of the two funded Company defined benefit pension plans are invested in directed trusts. Assets in the directed trusts are invested in common stocks (including $38 and $52 of the Company's common stock at January 30, 2003 and January 31, 2002, respectively), U.S. government obligations, corporate bonds, international equity funds, real estate and money market funds.

    The Company also contributes to various plans under industrywide collective bargaining agreements, primarily for defined benefit pension plans. Total contributions to these plans were $80 for 2002, $49 for 2001, and $58 for 2000.

    Retirement plans expense was as follows:

                                                                        2002          2001         2000
   ------------------------------------------------------------- ------------ ------------- ------------
   Defined benefit pension plans                                       $  12         $  (9)       $  (8)
   ASRE defined contribution plan                                        152           154          155
   Multi-employer plans                                                   80            49           58
   ------------------------------------------------------------- ------------ ------------- ------------
                                                                       $ 244         $ 194        $ 205
   ============================================================= ============ ============= ============

    Most retired employees of the Company are eligible to remain in its health and life insurance plans. Retirees who elect to remain in the Albertson's-sponsored plans are charged a premium which is equal to the difference between the estimated costs of the benefits for the retiree group and a fixed contribution amount made by the Company. The Company also provides certain health care benefits to eligible ASC retirees of certain defined employee groups under two unfunded plans, a defined dollar and a full coverage plan. The net periodic postretirement benefit cost was as follows:

                                                                          2002        2001         2000
   --------------------------------------------------------------- ------------ ----------- ------------
   Service cost                                                            $ 3         $ 3          $ 3
   Interest cost                                                             4           4            4
   Amortization of unrecognized gain                                        (1)         (1)          (1)
   --------------------------------------------------------------- ------------ ----------- ------------
                                                                           $ 6         $ 6          $ 6
   =============================================================== ============ =========== ============

    The following table sets forth the funded status of the company-sponsored postretirement health and life insurance benefit plans:

                                                                            JANUARY 30,       JANUARY 31,
                                                                                   2003              2002
   -------------------------------------------------------------------- ---------------- -----------------
   Change in accumulated benefit obligation:
   Beginning of year benefit obligation                                            $ 71              $ 66
   Service cost                                                                       3                 3
   Interest cost                                                                      4                 4
   Curtailment gain                                                                  (6)               -
   Plan participants' contributions                                                  12                12
   Actuarial (gain) loss                                                             (1)                2
   Benefits paid                                                                    (14)              (16)
   -------------------------------------------------------------------- ---------------- -----------------
   End of year benefit obligation                                                    69                71
   -------------------------------------------------------------------- ---------------- -----------------
   Plan assets activity:
   Employer contributions                                                             2                 5
   Plan participants' contributions                                                  12                12
   Benefit payments                                                                 (14)              (17)
   -------------------------------------------------------------------- ---------------- -----------------
   Funded status                                                                    (69)              (71)
   Unrecognized net gain                                                            (13)              (10)
   -------------------------------------------------------------------- ---------------- -----------------
   Accrued postretirement benefit obligations included with other
      long-term liabilities                                                        $(82)             $(81)
   ==================================================================== ================ =================
   Discount rates as of end of year                                               6.10%             6.75%
   -------------------------------------------------------------------- ---------------- -----------------

    For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for plans covering ASC retirees for 2002 and 2001 and is expected to remain at that level thereafter. For the ASC defined dollar plan, no future increases in the subsidy level were assumed. Annual rates of increases in health care costs are not applicable in the calculation of the Albertson's benefit obligation because Albertson's contribution is a fixed amount per participant.

    With the exception of the plans covering ASC grandfathered retirees, all postretirement plans are contributory, with participants' contributions adjusted annually. The accounting for the health care plans anticipates that the Company will not increase its contribution for health care benefits for non-grandfathered retirees in future years.

    Since the subsidy levels for the Albertson's and the ASC defined dollar plans are fixed and the proportion of grandfathered ASC retirees is small, a health care cost trend increase or decrease has no material impact on the accumulated postretirement benefit obligation or the postretirement benefit expense.

    SFAS No. 112, "Employers' Accounting for Postemployment Benefits" requires employers to recognize an obligation for benefits provided to former or inactive employees after employment but before retirement. The Company is self-insured for certain of its employees' short-term and long-term disability plans which are the primary benefits paid to inactive employees prior to retirement.

    During 2001, a plan amendment made to the Company's long-term disability plan changed the salary continuation feature from a cumulative benefit based on years of service to a set percentage of salary benefit. This amendment resulted in a reduction of the obligation by $36, which was recognized immediately in accordance with the Company's policy for plan amendments. Following is a summary of the obligation for postemployment benefits included in the Company's Consolidated Balance Sheets:

                                                                              JANUARY 30,       JANUARY 31,
                                                                                     2003              2002
   -------------------------------------------------------------------- ------------------ -----------------
   Included with salaries and related liabilities                                    $ 25              $ 12
   Included with other long-term liabilities                                           67                54
   -------------------------------------------------------------------- ------------------ -----------------
                                                                                     $ 92              $ 66
   ==================================================================== ================== =================

    The Company also contributes to various plans under industrywide collective bargaining agreements which provide for health care benefits to both active employees and retirees. Total contributions to these plans were $408 for 2002, $362 for 2001, and $286 for 2000.

Note S - Employment Contracts and Change in Control Agreements
    The Company has entered into employment contracts with certain executives for periods up to three years (and ten years for the Chairman of the Board and Chief Executive Officer). The agreements include specified amounts for signing bonus, base salary, annual bonus payments, stock option awards and deferrable or deferred stock unit awards. In the event of termination of employment without cause, the executive would be entitled to certain guaranteed payments and the vesting of stock awards.

    The Company has entered into change-in-control ("CIC") agreements with certain executives to provide them with stated severance compensation should their employment with the Company be terminated under certain defined circumstances following a CIC. The CIC agreements have varying terms and provisions depending upon the executive's level within the organization and other considerations, including up to three times current base salary and current target bonus, payable in lump sum, and, for senior executives, a tax gross-up payment to make the executive whole for any excise taxes incurred due to Section 280G of the Internal Revenue Code.

    The CIC agreements have a term of approximately three years and three months, with each agreement expiring on December 31, 2005. However, beginning on January 1, 2004 and each January 1st thereafter, the term of the agreement will automatically be extended for an additional year unless the Company or the executive gives notice by September 30 of the preceding year that it does not wish to extend the agreement. In the event that a CIC occurs during the term of the agreement, the agreement provides for a two-year protection period (referred to as the severance period) during which the executive is protected from an involuntary termination (other than for cause) or termination for Good Reason as defined in the agreements.

    The agreements are considered to be "double trigger" arrangements wherein the payment of severance compensation is predicated upon the occurrence of two triggering events: (1) the occurrence of a CIC as defined in the agreements; and
(2) the involuntary termination of the executive (other than for cause) or the executive's termination of employment with the Company for Good Reason as defined in the agreements.

    In consideration for the severance protection afforded by such agreements, the senior executives have agreed to non-compete provisions for the term of the agreements and for one year following the date of termination, and all of the executives covered by the CIC program described above have agreed to non-solicitation provisions for the term of the agreements and for one year following the date of termination.

Note T - Leases
    The Company leases a portion of its real estate. The typical lease period is 20 to 30 years and most leases contain renewal options. Exercise of such options is dependent on the level of business conducted at the location. In addition, the Company leases certain equipment. Some leases contain contingent rental provisions based on sales volume at retail stores or miles traveled for trucks. Capitalized leases are calculated using interest rates appropriate at the inception of each lease. Following is a summary of the Company's assets under capitalized leases, $2 of real estate and equipment is included in assets held for sale at January 30, 2003:

                                                                        JANUARY 30,         JANUARY 31,
                                                                               2003                2002
   -------------------------------------------------------------- ------------------ -------------------
   Real estate and equipment                                                  $ 355               $ 338
   Accumulated amortization                                                     (98)               (112)
   -------------------------------------------------------------- ------------------ -------------------
                                                                              $ 257               $ 226
   ============================================================== ================== ===================

    Future minimum lease payments for noncancelable operating leases (which exclude the amortization of acquisition-related fair value adjustments), related subleases and capital leases at January 30, 2003, are as follows:

                                                              OPERATING                           CAPITAL
                                                                 LEASES       SUBLEASES            LEASES
   --------------------------------------------------- ----------------- --------------- -----------------
   2003                                                         $   330        $    (27)           $   47
   2004                                                             330             (27)               46
   2005                                                             307             (22)               42
   2006                                                             282             (19)               40
   2007                                                             263             (16)               39
   Thereafter                                                     2,275             (58)              531
    -------------------------------------------------- ----------------- --------------- -----------------
   Total minimum obligations (receivables)                      $ 3,787        $   (169)              745
   =================================================== ================= ===============
   Interest                                                                                          (424)
   --------------------------------------------------- ----------------- --------------- -----------------
   Present value of net minimum obligations                                                           321
   Current portion                                                                                    (14)
   --------------------------------------------------- ----------------- --------------- -----------------
   Long-term obligations at January 30, 2003                                                       $  307
   =================================================== ================= =============== =================

    The Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various store closures and dispositions. If any of the purchasers were to become insolvent, the Company could be required to assume the lease obligation. As of January 30, 2003, the Company had guarantees remaining on approximately 103 stores with leases extending through 2026. Assuming that each respective purchaser became insolvent, an event the Company believes to be highly remote because of the wide dispersion among third parties and remedies available, the minimum future undiscounted payments are $188.

    Rent  expense  under  operating   leases,   excluding  the  amortization  of
acquisition-related fair value adjustments of $13 in 2002, $13 in 2001, and $14 in 2000, was as follows:

                                                                     2002               2001           2000
   ---------------------------------------------------- ------------------ ------------------ --------------
   Minimum rent                                                     $ 389              $ 375          $ 369
   Contingent rent                                                     26                 28             30
   ---------------------------------------------------- ------------------ ------------------ --------------
                                                                      415                403            399
   Sublease rent                                                      (92)               (94)           (97)
   ---------------------------------------------------- ------------------ ------------------ --------------
                                                                    $ 323              $ 309          $ 302
   ==================================================== ================== ================== ==============

Note U - Related Party Transactions
    In the last three years, the Company has leased between seven and nine stores and two office locations ($3, $3 and $3 of rent paid during 2002, 2001 and 2000, respectively), purchased a piece of land ($2 during 2001), and obtained consulting services (insignificant) from entities that have a relationship with certain members of the Company's Board of Directors.

Note V - Financial Instruments
    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and receivables. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality. Concentrations of credit risk with respect to receivables are limited due to their dispersion across various companies and geographies.

    The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and bank line borrowings approximate their carrying amounts. Substantially all of the fair values were estimated using quoted market prices. The estimated fair values and carrying amounts of outstanding debt (excluding bank line borrowings) were as follows:

                                                                         JANUARY 30,        JANUARY 31,
                                                                                2003               2002
    ---------------------------------------------------------------- ---------------- ------------------
    Fair value                                                               $ 5,675            $ 5,516
    Carrying amount                                                            5,055              5,183

Note W - Environmental
    The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and groundwater contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of properties). The Company conducts an ongoing program for the inspection and evaluation of potential new sites and the remediation/monitoring of contamination at existing and previously owned sites. Undiscounted reserves have been established for each environmental contamination site unless an unfavorable outcome is believed to be remote. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the costs of required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Charges against earnings for environmental remediation were not material in 2002, 2001 or 2000.

Note X - Legal Proceedings
    The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

    In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson's, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs' allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In October 2001 the court granted summary judgment against Sav-on Drug Stores, finding one of its bonus plans unlawful under plaintiffs' liability theory. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertson's, Inc., Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated and in August 2002 a class action with respect to the consolidated case was certified by the court. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v.
American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs' allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company's subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The California Supreme Court has accepted plaintiffs' request for review of this class decertification. The Gardner case is on hold pending the result in the California Supreme Court. The Company has strong defenses against these lawsuits, and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., a wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois (Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc., Case No. 00L 009664) alleging milk price fixing. In July 2002 a class was certified, consisting of all people residing in the Chicagoland area who bought milk at retail from either or both of the defendants between August 23, 1996 and August 23, 2000. On February 25, 2003, the trial judge granted Jewel's and Dominick's motion to dismiss after presentation of plaintiffs' case, and the case was dismissed with prejudice. The plaintiffs have filed a notice of intent to appeal the decision issued in favor of the defendants.

    An agreement has been reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 80,000 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The court will consider the status and handling of these 5,000 claims. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $13.5, although the value of many of those claims is still subject to challenge by the Company. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    The Company is also involved in routine legal proceedings incidental to its operations. The Company utilizes various methods of alternative dispute
resolution,   including  settlement   discussions,   to  manage  the  costs  and
uncertainties inherent in the litigation process. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    The statements above reflect management's current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note Y - Contractual Obligations and Commitments
    Albertsons has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. The following table represents the scheduled maturities of the Company's long-term contractual obligations as of January 30, 2003:

                                                                                        AFTER
                                                YEAR 1    YEARS 2-3    YEARS 4-5      5 YEARS      TOTAL
--------------------------------------- --------------- ------------ ------------ ------------ ----------
Long-term debt                                   $ 105       $  704        $  14      $ 4,232    $ 5,055
Capital lease obligations (1)                       47           88           79          531        745
Operating leases (1)                               330          637          545        2,275      3,787
Contracts  for  purchase  of  property
   and construction of buildings                   176           -            -            -         176
Other (2)                                           96          136            6           -         238
--------------------------------------- --------------- ------------ ------------ ------------ ----------
Total contractual cash obligations               $ 754       $1,565        $ 644      $ 7,038    $10,001
======================================= =============== ============ ============ ============ ==========

    (1) Represents the minimum rents payable and includes leases associated with closed stores accrued for under the Company's restructuring and closed store reserves. Amounts are not offset by expected sublease income.
    (2) Other includes transportation contracts with third parties. The Company has entered into energy supply agreements which have terms through 2006. These agreements include certain provisions that could potentially require the Company to pay additional amounts if the actual usage is less than the minimum usage per the contract documents or if the contracts were terminated. This number is difficult to estimate due to the uncertainty of future energy usage and change in the market value of energy, therefore no amounts have been included above.

    The Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various store closures and dispositions. The Company believes the likelihood of a significant loss from these agreements is remote because of the wide dispersion among third parties and remedies available to the Company should the primary party fail to perform under the agreements.

    Albertsons commercial commitments as of January 30, 2003, representing possible commitments triggered by potential future events, are as follows:

                                                                                      AFTER
                                           YEAR 1     YEARS 2-3       YEARS 4-5     5 YEARS       TOTAL
--------------------------------------- ---------- ------------- --------------- ----------- -----------
Available lines of credit                   $ 450         $ 950         $    -      $    -      $ 1,400
Letters of credit - standby                    95            -               -           -           95
Letters of credit - commercial                 13            -               -           -           13
--------------------------------------- ---------- ------------- --------------- ----------- -----------
Potential commercial commitments            $ 558         $ 950         $    -      $    -      $ 1,508
======================================= ========== ============= =============== =========== ===========

    The Company had outstanding Letters of Credit of $108 as of January 30, 2003, all of which were issued under separate bilateral agreements with multiple financial institutions. Of the $108 outstanding at year end, $95 were standby letters of credit covering primarily workers' compensation or performance obligations. The remaining $13 were commercial letters of credit supporting the Company's merchandise import program. The Company paid issuance fees that varied, depending on type, up to 0.70% of the outstanding balance of the letter of credit.

Note Z - Computation of Earnings Per Share

                                                         2002                    2001                   2000
---------------------------------------------- ---------------------- ----------------------- ---------------------
                                                  DILUTED     BASIC       DILUTED     BASIC      DILUTED    BASIC
                                               ------------ --------- ----------- ----------- ----------- ---------
Net earnings                                        $ 485     $ 485       $ 501       $ 501       $ 765     $ 765
                                                    =====     =====       =====       =====       =====     =====

Weighted average common shares outstanding            397       397         406         406         418       418
                                                              =====                   =====                 =====
Common share equivalents                                2                     2                      -
                                                    -----                 -----                   -----

Weighted average shares outstanding                   399                   408                     418
                                                    =====                 =====                   =====
Earnings per common share and common share
  equivalent:                                       $1.22      $1.22      $1.23       $1.23       $1.83     $1.83
                                                    =====      =====      =====       =====       =====     =====

Calculation Of Common Share Equivalents:
  Options and awards to purchase common
   shares                                              10                    17                       2
  Common shares assumed purchased with
    potential proceeds                                 (8)                  (15)                     (2)
                                                    -----                 -----                   -----
  Common share equivalents                              2                     2                      -
                                                    =====                 =====                   =====

Calculation Of Common Shares Assumed
Purchased With Potential Proceeds:
  Potential proceeds from exercise of options
    and awards to purchase common shares            $ 227                 $ 455                   $  52
  Common stock price used under the treasury
    stock method                                   $27.77                $31.12                  $27.99
  Common shares assumed purchased with
    potential proceeds                                  8                    15                       2

    Outstanding options excluded in 2002, 2001, and 2000 (option price exceeded the average market price during the period) amounted to 20.2 million shares,
9.4 million shares, and 16.6 million shares, respectively.

QUARTERLY FINANCIAL DATA

(Dollars in Millions, Except Per Share Data - Unaudited)     FIRST      SECOND       THIRD       FOURTH        YEAR
-------------------------------------------------------- ---------- ----------- ----------- ------------ -----------
2002
Sales                                                      $ 8,921     $ 8,941     $ 8,657      $ 9,107    $ 35,626
Gross profit                                                 2,623       2,631       2,530        2,600      10,384
Operating profit                                               487         520         385          425       1,817
(Loss) earnings from discontinued operations                  (303)         13          (2)           6        (286)
(Loss) earnings before cumulative effect of
   accounting change                                           (71)        257         188          205         579
Cumulative effect of accounting change                         (94)          -           -            -         (94)
Net (loss) earnings                                           (165)        257         188          205         485
 (Loss) earnings per share:
   Basic                                                     (0.41)       0.63        0.47         0.54        1.22
   Diluted                                                   (0.40)       0.63        0.47         0.54        1.22
-------------------------------------------------------- ---------- ----------- ----------- ------------ -----------
2001
Sales                                                      $ 8,994     $ 9,235     $ 9,036      $ 9,340    $ 36,605
Gross profit                                                 2,571       2,587       2,570        2,698      10,426
Operating profit (loss)                                        431        (143)        417          591       1,296
Earnings (loss) from discontinued operations                     2           3          (1)           1           5
Net earnings (loss)                                            186        (151)        176          290         501
Earnings (loss) per share:
   Basic                                                      0.46       (0.37)       0.43         0.71        1.23
   Diluted                                                    0.46       (0.37)       0.43         0.71        1.23
-------------------------------------------------------- ---------- ----------- ----------- ------------ -----------

    The 2002 quarterly financial information presented above includes the impact of the change in the Company's method of accounting for vendor funds; this new accounting method was adopted in the fourth quarter of 2002, retroactive to the first quarter of 2002 (see "Note C - Cumulative Effect of Change in Accounting Principle" in the accompanying notes to the Consolidated Financial Statements). The Company's operating results presented above differ from the previously reported results due to the accounting method change. As compared to the operating results previously reported, gross profit increased by $16 and $7, for the first and second quarters and decreased by $7 in the third quarter; net earnings increased by $10 ($0.02 per diluted share), and $4 ($0.01 per diluted share) in the first and second quarters and decreased by $4 ($0.01 per diluted share) in the third quarter. Earnings per share on earnings before cumulative effect of accounting change was ($0.23) per diluted share for the first quarter.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Directors

    The information regarding directors and nominees for directors of the Company is presented under the heading "Election of Directors" in the Company's definitive proxy statement for use in connection with the 2003 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended January 30, 2003, and is incorporated herein by this reference thereto.

Executive and Reporting Officers

                                                                                         Date First Appointed
                                 Age as of                                                as an Executive or
           Name                   3/28/03                  Position                       Reporting Officer
           ----                   -------                  --------                      --------------------

Lawrence R. Johnston                 54    Chairman of the Board and Chief Executive           04/23/01
                                           Officer

Peter L. Lynch                       51    President and Chief Operating Officer               06/23/99

Robert K. Banks                      53    Executive Vice President, Development               06/20/00

Robert C. Butler                     54    Executive Vice President, Operations                03/21/00

Romeo R. Cefalo                      53    Executive Vice President, Operations                03/21/00

Robert J. Dunst, Jr.                 42    Executive Vice President and Chief                  11/19/01
                                           Technology Officer

Clarence J. Gabriel                  49    Executive Vice President, Supply Chain              01/13/03

Kathy J. Herbert                     49    Executive Vice President, Human Resources           09/17/01

John R. Sims                         53    Executive Vice President and                        03/25/02
                                           General Counsel

Lawrence A. Stablein                 45    Executive Vice President, Marketing and             10/30/00
                                           Merchandising

Felicia D. Thornton                  39    Executive Vice President and Chief                  08/22/01
                                           Financial Officer

Kevin H. Tripp                       48    Executive Vice President, Operations and            12/11/00
                                           Pharmacy

Ertharin Cousin                      45    Senior Vice President, Public Affairs               03/15/02

Eric J. Cremers                      39    Senior Vice President, Corporate Strategy           07/15/02
                                           and Business Development

Peter F. Collins                     38    Group Vice President and Controller                 01/15/03


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

    Clarence J. Gabriel became Executive Vice President, Supply Chain on January 13, 2003. Previously he served as President, Chief Executive Officer and Chairman of the Board, Newgistics, Inc. from June 2000 and Division President, Corporate Express from November 1997.

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

    Kevin H. Tripp became Executive Vice President, Operations and Pharmacy on May 19, 2002. Previously he served as Executive Vice President, Drug and General Merchandise from December 2000; President, Drug Region from June 1999; Executive Vice President and General Manager, American Drug Stores from November 1997 and Senior Vice President, Pharmacy Sales and Operations from January 1995.

    Ertharin Cousin became an Executive Officer on March 15, 2002. She was promoted to Senior Vice President, Public Affairs on June 1, 2001. Previously she served as Group Vice President, Public Affairs from 2000 and Vice President, Government and Community Affairs of the Jewel-Osco Division of American Stores Company and subsequently Albertson's Inc., from 1997.

    Eric Cremers became Senior Vice President, Corporate Strategy and Business Development on July 15, 2002. Previously he served as Managing Director, Investment Banking, U.S. Bancorp Piper Jaffrey from 1999 and Vice President, Strategy and Corporate Development, Pillsbury Co. from 1996.

    Peter F. Collins was promoted to Group Vice President and Controller on January 15, 2003. Previously he served as Group Vice President, Corporate Accounting and Reporting from July 2002; Partner, Arthur Andersen LLP from September 1998; and Senior Manager, Arthur Andersen LLP from September 1995.

Item 11.  Executive Compensation

    Information concerning executive compensation is presented under the headings "Summary Compensation Table," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants In Last Fiscal Year," and "Retirement Benefits" in the Proxy Statement. This information is incorporated herein by this reference thereto.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement. Information with respect to equity compensation plans is set forth under the heading "Equity Compensation Plan Information" in the Proxy Statement. This information is incorporated herein by this reference thereto.


Item 13.  Certain Relationships and Related Transactions

    Information concerning related transactions is presented under the heading "Certain Transactions" in the Proxy Statement. This information is incorporated herein by this reference thereto.


Item 14.  Controls & Procedures

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


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


    (a)  The following documents are filed as part of this report:

         1)    Consolidated  Financial  Statements:   See Index to  Consolidated
               Financial Statements at Item 8 on page 24 of this report.

         2)    Financial Statement Schedules: No schedules are required.

         3) Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 61 through 68 hereof.


    (b) On February 25, 2003, the Company filed a current report on Form 8-K in connection with the announcement regarding the dismissal of the class action lawsuit Maureen Baker, et al., v. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc.

         On March 20, 2003, the Company filed a current report on Form 8-K in connection with the announcement of fourth quarter earnings.


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

                                            ALBERTSON'S, INC.


                                            By:  \S\ Lawrence R. Johnston
                                        ----------------------------------------
                                                 Lawrence R. Johnston
                                                 (Chairman of the Board and
                                                 Chief Executive Officer)


    Date:  April 23, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 23, 2003.


      \S\ Lawrence R. Johnston                      \S\ Peter L. Lynch
--------------------------------------      ------------------------------------
        Lawrence R. Johnston                          Peter L. Lynch
     (Chairman of the Board and               (President and Chief Operating
    Chief Executive Officer and                    Officer and Director)
             Director)


      \S\ Felicia D. Thornton                      \S\ Peter F. Collins
--------------------------------------      ------------------------------------
           Felicia D. Thornton                       Peter F. Collins
       (Executive Vice President                  (Group Vice President
      and Chief Financial Officer)                   and Controller)


          \S\ A. Gary Ames                         \S\ Cecil D. Andrus
--------------------------------------      ------------------------------------
            A. Gary Ames                             Cecil D. Andrus
             (Director)                                 (Director)


        \S\ Pamela G. Bailey                         \S\ Teresa Beck
--------------------------------------      ------------------------------------
          Pamela G. Bailey                             Teresa Beck
             (Director)                                 (Director)


        \S\ Henry I. Bryant                        \S\ Paul I. Corddry
--------------------------------------      ------------------------------------
          Henry I. Bryant                            Paul I. Corddry
             (Director)                                 (Director)


         \S\ Bonnie G. Hill                         \S\ Jon C. Madonna
--------------------------------------      ------------------------------------
           Bonnie G. Hill                             Jon C. Madonna
             (Director)                                 (Director)


         \S\ Beatriz Rivera                          \S\ J. B. Scott
--------------------------------------      ------------------------------------
           Beatriz Rivera                              J. B. Scott
             (Director)                                 (Director)


         \S\ Will M. Storey
--------------------------------------
           Will M. Storey
             (Director)

                                ALBERTSON'S, INC.
                    CERTIFICATIONS PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, Lawrence R. Johnston, certify that:

1.  I have reviewed this annual report on Form 10-K of Albertson's, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



    Date: April 23, 2003                 \S\ Lawrence R. Johnston

                                       -----------------------------------------
                                           Lawrence R. Johnston
                                           Chairman of the Board and
                                             Chief Executive Officer

                                ALBERTSON'S, INC.
                    CERTIFICATIONS PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


    CERTIFICATION


    I, Felicia D. Thornton, certify that:

1.  I have reviewed this annual report on Form 10-K of Albertson's, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: April 23, 2003                 \S\ Felicia D. Thornton

                                       -----------------------------------------
                                           Felicia D. Thornton
                                           Executive Vice President
                                             and Chief Financial Officer

                                Index to Exhibits
                          Filed with the Annual Report
                              on Form 10-K for the
                           Year Ended January 30, 2003

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

Number    Description

10.3 Form of Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.3 of Form 10-K for the year ended February 1, 2001.*

10.4      Employment  Agreement  between the Company  and  Lawrence R.  Johnston
          dated  April  23,  2001  is   incorporated   herein  by  reference  to
          Exhibit 10.4 of Form 8-K filed on April 26, 2001.*

10.4.1 Amendment to Employment Agreement between the Company and Lawrence R. Johnston dated July 19, 2001 is incorporated herein by reference to
          Exhibit 10.4.1 of Form 10-K for the year ended January 31, 2002.*

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

10.6.4    Amendment  to  Executive  Deferred  Compensation  Plan  (dated  May 1,
          2001).*

10.7 Senior Operations Executive Officer Bonus Plan is incorporated herein by reference to Exhibit 10.7 of Form 10-K for the year ended January 30, 1997.*

10.8      Form of  Consulting  Agreement  with Special  Advisors to the Board of
          Directors dated as of March 15, 2001 is incorporated herein by reference to Exhibit 10.8 of Form 10-K for the year ended February 1, 2001.*

10.9 Albertson's, Inc. Executive Officers' Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.42 of Form 10-Q for the quarter ended May 2, 2002.*

10.10     2000   Deferred   Compensation   Plan  (dated   January  1,  2000)  is
          incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended February 3, 2000.*

10.10.1   First Amendment to the 2000 Deferred  Compensation Plan (dated May 25,
          2001).*

10.10.2 Second Amendment to the 2000 Deferred Compensation Plan (dated July 18, 2001).*

10.10.3   Third  Amendment  to  the  2000  Deferred   Compensation  Plan  (dated
          December 31, 2001).*

10.11 Employment Agreement between the Company and John R. Sims effective April 3, 2002 is incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended January 31, 2002.*

Number    Description

10.12 Employment Agreement between the Company and Robert J. Dunst, Jr. dated November 16, 2001 is incorporated herein by reference to
          Exhibit 10.42 to Form 10-Q for the quarter ended November 1, 2001.*

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

10.13.7   Amendment to Executive Pension Makeup Plan (dated June 1, 2001).*

10.14 Executive ASRE Makeup Plan (dated September 26, 1999) is incorporated herein by reference to Exhibit 10.14 of Form 10-K for the year ended February 3, 2000.*

10.14.1   First  Amendment  to the  Executive  ASRE  Makeup  Plan (dated May 25,
          2001).*

10.14.2   Second Amendment to the Executive ASRE Makeup Plan (dated December 31,
          2001).*

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

10.15.3   Amendment to Senior Executive Deferred Compensation Plan (dated May 1,
          2001).*

10.16 1986 Nonqualified Stock Option Plan (amended March 4, 1991) is incorporated herein by reference to Exhibit 10.16 of Form 10-K for the year ended January 31, 1991. Exhibit 10.16 expired by its terms in 1996. Notwithstanding such expiration, certain agreements for the options granted under these option plans remain outstanding.*

Number    Description

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

10.20     1990 Deferred Compensation Plan is incorporated herein by reference to
          Exhibit 10.20 of Form 10-K for year ended January 31, 1991.*

10.20.1 Amendment to 1990 Deferred Compensation Plan (dated April 12, 1994) is incorporated herein by reference to Exhibit 10.20.1 of Form 10-Q for the quarter ended August 4, 1994.*

10.20.2 Amendment to 1990 Deferred Compensation Plan (dated November 5, 1997) is incorporated herein by reference to Exhibit 10.20.2 of Form 10-K for the year ended January 29, 1998.*

10.20.3 Amendment to 1990 Deferred Compensation Plan (dated November 1, 1998) is incorporated herein by reference to Exhibit 10.20.3 of Form 10-Q for the quarter ended October 29, 1998.*

10.20.4   Termination  of 1990 Deferred  Compensation  Plan (dated  December 31,
          1999).*

10.20.5   Amendment to 1990 Deferred Compensation Plan (dated May 1, 2001).*

Number    Description

10.20.6 Amendment to 1990 Deferred Compensation Plan (dated December 31, 2001 to be effective May 1, 2001).*

10.21 Non-Employee Directors' Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 of Form 10-K for the year ended January 31, 1991.*

10.21.1   Amendment to Non-Employee Directors' Deferred Compensation Plan (dated
          December   15,   1998)  is   incorporated   herein  by   reference  to
          Exhibit 10.21.1 of Form 10-K for year ended February 3, 2000.*

10.21.2 Amendment to Non-Employee Directors' Deferred Compensation Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.21.2 of Form 10-K for the year ended February 1, 2001.*

10.21.3 Amendment to Non-Employee Directors' Deferred Compensation Plan (dated May 1, 2001).*

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

Number    Description

10.25.2 Amendment to 1995 Stock Option Plan for Non-Employee Directors (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.25.2 of Form 10-K for the year ended February 1, 2001.*

10.26.1 Amendment to Amended and Restated 1995 Stock-Based Incentive Plan (dated March 15, 2001) is incorporated herein by reference to
          Exhibit 10.26.1 of Form 10-K for the year ended February 1, 2001.*

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

Number    Description

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

10.37 Agreement between the Company and Peter L. Lynch dated June 18, 1999 is incorporated herein by reference to Exhibit 10.37 to Form 10-Q for the quarter ended August 2, 2001.*

10.38 Albertson's Voluntary Separation Plan for officers effective July 18, 2001 is incorporated herein by reference to Exhibit 10.38 to Form 10-Q for the quarter ended August 2, 2001.*

10.39 Albertson's Severance Plan for Officers effective July 18, 2001 is incorporated herein by reference to Exhibit 10.39 to Form 10-Q for the quarter ended August 2, 2001.*

10.40 Employment Agreement between the Company and Felicia D. Thornton dated August 6, 2001 is incorporated herein by reference to Exhibit 10.40 to Form 10-Q for the quarter ended August 2, 2001.*

10.41 Albertson's Amended and Restated 1995 Stock-Based Incentive Plan is incorporated herein by reference to Exhibit 10.41 to Form 10-Q for the quarter ended November 1, 2001.*

10.41.1   Form of 1995 Amended and  Restated  Stock-Based  Incentive  Plan Stock
          Option   Agreement   is   incorporated    herein   by   reference   to
          Exhibit 10.41.1 to Form 10-Q for the quarter ended November 1, 2001.*

10.42 Albertsons Severance Plan for Officers effective October 1, 2002 is incorporated by reference to Exhibit 10.42 of Form 10-Q for the quarter ended October 31, 2002.*

10.43 Albertsons Change of Control Severance Agreement for Chief Operating Officer and Executive Vice President effective November 1, 2002 is incorporated by reference to Exhibit 10.43 of Form 10-Q for the quarter ended October 31, 2002.*

10.44 Albertsons Change of Control Severance Agreement for Senior Vice Presidents and Group Vice Presidents effective November 1, 2002 is incorporated by reference to Exhibit 10.44 of Form 10-Q for the quarter ended October 31, 2002.*

10.45     Albertsons Change of Control  Severance  Agreement for Vice Presidents
          effective   November  1,  2002  is   incorporated   by   reference  to
          Exhibit 10.45 of Form 10-Q for the quarter ended October 31, 2002.*

10.46 Albertsons Amended and Restated 1995 Stock-Based Incentive Plan as amended effective December 9, 2002 is incorporated by reference to
          Exhibit 10.46 of Form 10-Q for the quarter ended October 31, 2002.*

10.46.1   Form of  Award  of  Stock  Option  is  incorporated  by  reference  to
          Exhibit 10.46.1 of Form 10-Q for the quarter ended October 31, 2002.*

10.46.2   Form of Award of Deferred Stock Units is  incorporated by reference to
          Exhibit 10.46.2 of Form 10-Q for the quarter ended October 31, 2002.*

Number    Description

21        Subsidiaries of the Registrant

23        Independent Auditors' Consent - Deloitte & Touche LLP

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




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