Form 10-Q
period 2003-05-01
ALBERTSONS INC /DE/
filed 2003-06-06
CIK 3333

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                         -------------------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For 13 Weeks Ended: May 1, 2003     Commission File Number: 1-6187



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

   There were 366,800,479 shares with a par value of $1.00 per share outstanding at May 30, 2003.

                                ALBERTSON'S INC.
                                      INDEX



PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
                  Condensed Consolidated Earnings Statements  for the 13 weeks ended May 1, 2003 and May 2, 2002            3

                  Condensed Consolidated Balance Sheets as of May 1, 2003 and January 30, 2003                              4

                  Condensed Consolidated Cash Flow Statements for the 13 weeks ended May 1, 2003 and May 2, 2002            5

                  Notes to Condensed Consolidated Financial Statements                                                      6

                  Independent Accountants' Report                                                                           9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                        10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                   12

Item 4.       Controls and Procedures                                                                                      12

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                            12

Item 2.       Changes in Securities and Use of Proceeds                                                                    13

Item 3.       Defaults upon Senior Securities                                                                              13

Item 4.       Submission of Matters to a Vote of Security Holders                                                          13

Item 5.       Other Information                                                                                            13

Item 6.       Exhibits and Reports on Form 8-K                                                                             13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ALBERTSON'S, INC.
                   CONDENSED CONSOLIDATED EARNINGS STATEMENTS
                      (in millions, except per share data)
                                   (unaudited)

                                                                                           13 WEEKS ENDED
                                                                              ---------------------------------------
                                                                                         May 1,              May 2,
                                                                                           2003                2002
                                                                              ------------------- -------------------
Sales                                                                                    $8,940              $8,921
Cost of sales                                                                             6,387               6,298
                                                                              ------------------- -------------------
Gross profit                                                                              2,553               2,623

Selling, general and administrative expenses                                              2,179               2,121
Restructuring (credits) charges and other                                                    (7)                 15
                                                                              ------------------- -------------------
Operating profit                                                                            381                 487

Other (expenses) income:
  Interest, net                                                                            (103)               (105)
  Other, net                                                                                  1                  (3)
                                                                              ------------------- -------------------
Earnings from continuing operations before income taxes                                     279                 379
Income tax expense                                                                          107                 147
                                                                              ------------------- -------------------

Earnings from continuing operations                                                         172                 232
Discontinued operations:
  Operating loss                                                                             -                 (454)
  Income tax benefit                                                                         -                 (151)
                                                                              ------------------- -------------------
 Loss from discontinued operations                                                           -                 (303)
                                                                              ------------------- -------------------
Earnings (loss) before cumulative effect of change in accounting principle                  172                 (71)
                                                                              ------------------- -------------------
Cumulative effect of change in accounting principle (net of tax $60)                          -                 (94)
                                                                              ------------------- -------------------
Net Earnings (Loss)                                                                     $   172             $  (165)
                                                                              =================== ===================


Earnings (loss) per share:
  Basic
     Continuing operations                                                               $ 0.47              $ 0.57
     Discontinued operations                                                                  -               (0.74)
     Cumulative effect of change in accounting principle (net of tax $0.15)                   -               (0.24)
                                                                              ------------------- -------------------
     Net Earnings (Loss)                                                                 $ 0.47             $ (0.41)
                                                                              =================== ===================

  Diluted
     Continuing operations                                                               $ 0.47              $ 0.57
     Discontinued operations                                                                  -               (0.74)
     Cumulative effect of change in accounting principle (net of tax $0.15)                   -               (0.23)
                                                                              ------------------- -------------------
     Net Earnings (Loss)                                                                 $ 0.47             $ (0.40)
                                                                              =================== ===================

Weighted average number of common shares outstanding:
  Basic                                                                                     368                 407
  Diluted                                                                                   369                 409


See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except par values)
                                   (unaudited)

                                                                                                    May 1,          January 30,
                                                                                                      2003                 2003
                                                                                            -----------------    -----------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                                        $  107               $  162
   Accounts and notes receivable, net                                                                  620                  647
   Inventories                                                                                       2,944                2,973
   Assets held for sale                                                                                124                  120
   Prepaid and other                                                                                   305                  366
                                                                                            -----------------    -----------------
     Total Current Assets                                                                            4,100                4,268

Land, buildings and equipment (net of accumulated depreciation and
  amortization of $6,316 and $6,158, respectively)                                                   9,086                9,029

Goodwill, net                                                                                        1,399                1,399

Intangibles, net                                                                                       212                  214

Other assets                                                                                           307                  301
                                                                                            -----------------    -----------------

Total Assets                                                                                      $ 15,104             $ 15,211
                                                                                            =================    =================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                                 $1,945               $2,009
   Salaries and related liabilities                                                                    476                  599
   Self-insurance                                                                                      246                  244
   Current maturities of long-term debt and capital leases obligations                                 167                  119
   Other current liabilities                                                                           497                  477
                                                                                            -----------------    -----------------
     Total Current Liabilities                                                                       3,331                3,448

Long-term debt                                                                                       4,950                4,950

Capitalized lease obligations                                                                          302                  307

Self-insurance                                                                                         378                  367

Other long-term liabilities and deferred credits                                                       946                  942

Commitments and contingencies                                                                            -                    -

Stockholders' Equity
   Preferred stock - $1.00 par value; authorized - 10 shares; designated - 3 shares of
     Series A Junior Participating; issued - none                                                        -                    -
   Common stock - $1.00 par value; authorized - 1,200 shares; issued - 367 shares
     and 372 shares, respectively                                                                      367                  372
   Capital in excess of par                                                                            134                  128
   Accumulated other comprehensive loss                                                                (96)                 (96)
   Retained earnings                                                                                 4,792                4,793
                                                                                            -----------------    -----------------
     Total stockholders' equity                                                                      5,197                5,197
                                                                                            -----------------    -----------------
Total Liabilities and Stockholders' Equity                                                         $15,104             $ 15,211
                                                                                            =================    =================

See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                  (in millions)
                                   (unaudited)

                                                                                                  13 WEEKS ENDED
                                                                                    --------------------------------------------
                                                                                             May 1,                    May 2,
                                                                                               2003                      2002
                                                                                    ------------------     ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                                      $   172                   $  (165)
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                                            239                       251
       Discontinued operations noncash charges                                                    -                       401
       Cumulative effect of change in accounting principle                                        -                        94
       (Gain) loss on asset sales                                                                (6)                        9
       Net deferred income taxes and other                                                       14                       (82)
       Changes in operating assets and liabilities:
         Receivables, prepaid expenses and other                                                 70                        94
         Inventories                                                                             29                       202
         Accounts payable                                                                       (46)                     (148)
         Other current liabilities                                                             (102)                      (29)
         Self-insurance                                                                          13                         8
         Unearned income                                                                         (8)                        5
         Other                                                                                    6                        (9)
                                                                                    ------------------     ---------------------
   Net cash provided by operating activities                                                    381                       631

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                        (354)                     (288)
   Proceeds from disposal of land, buildings and equipment                                       35                        42
   Proceeds from disposal of assets held for sale                                                31                        69
   Other                                                                                        (10)                       14
                                                                                    ------------------     ---------------------
   Net cash used in investing activities                                                       (298)                     (163)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock purchases and retirements                                                             (108)                        -
   Cash dividends paid                                                                          (71)                      (77)
   Net commercial paper activity                                                                 50                         -
   Payments on long-term borrowings                                                              (9)                      (95)
   Proceeds from stock options exercised                                                          -                        10
                                                                                    ------------------     ---------------------
     Net cash used in financing activities                                                     (138)                     (162)

Net (Decrease) Increase  in Cash and Cash Equivalents                                           (55)                      306

Cash and Cash Equivalents at Beginning of Period                                                162                        61
                                                                                    ------------------     ---------------------

Cash and Cash Equivalents at End of Period                                                  $   107                  $    367
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

As of May 1, 2003, the Company operated 2,297 stores in 31 states. Retail operations are supported by 17 major Company distribution operations, strategically located in the Company's operating markets. The Company also operated 212 fuel centers near existing stores.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 24, 2003. The results of operations for the 13 weeks ended May 1, 2003, are not necessarily indicative of results for a full year.

The Company's operating results and cash flows for the quarter ended May 2, 2002 differ from the previously reported results due to the impact of the change in the Company's method of accounting for vendor funds, as discussed in the Company's 2002 Annual Report on Form 10-K. The information presented in the financial statements reflects the adoption of EITF 02-16 in the fourth quarter of 2002, retroactive to the beginning of 2002.

The Company's Condensed Consolidated Balance Sheet as of January 30, 2003, has been derived from the audited Consolidated Balance Sheet as of that date.

Use of Estimates
The preparation of the Company's consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Inventory
Net earnings reflects the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. Albertsons recorded pretax LIFO expense of $4 and $5 for the 13 weeks ended May 1, 2003, and May 2, 2002, respectively.

The Company's vendor fund inventory offset as of May 1, 2003 was $146, a decrease of $6 from the beginning of 2003. The inventory offset as of May 2, 2002 was $143, a decrease of $16 from the beginning of 2002.

Stock-Based Compensation
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The following  table  represents the effect on net earnings  (loss) and earnings
(loss) per share that would have resulted if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                                           13 Weeks Ended
                                                                      May 1, 2003     May 2, 2002
       -------------------------------------------------------  ------------------- ---------------
       Net earnings (loss) as reported                                      $  172          $ (165)

       Add:   Stock-based   compensation  expense  included  in
         reported net earnings, net of related tax effects                       4               3

       Deduct:    Total   stock-based    compensation   expense
         determined  under  fair  value  based  method  for all
         awards, net of  related tax effects                                   (11)            (12)
       ---------------------------------------------------------  ----------------- ---------------
       Net earnings (loss) - pro forma                                       $ 165          $ (174)
       =========================================================  ================= ===============

       Basic earnings (loss) per share:

         As reported                                                        $ 0.47         $ (0.41)

         Pro forma                                                            0.45           (0.43)
       =========================================================  ================= ===============

       Diluted earnings (loss) per share:

         As reported                                                        $ 0.47         $ (0.40)

         Pro forma                                                            0.45           (0.43)
       =========================================================  ================= ===============

Long-Term Debt
On May 1, 2003, the Company issued $50 in overnight commercial paper for working capital purposes at an interest rate of 1.4% per annum. The outstanding balance at May 1, 2003, is included in "Current maturities of long-term debt and capital lease obligations" on the condensed consolidated balance sheet.

Reclassifications
Certain reclassifications have been made to the May 2, 2002 financial statements to conform to classifications in the current quarter.

NOTE B - RECENTLY ADOPTED ACCOUNTING STANDARDS
In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the quarter ended May 1, 2003.

In January 2003 the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this interpretation became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the quarter ended May 1, 2003.

NOTE C - RESERVES FOR RESTRUCTURING ACTIVITIES, MARKET EXITS AND CLOSED STORES In 2001 the Company recorded a pre-tax charge to earnings of $107 primarily for lease settlements and severance costs in connection with the closure of 165 stores and the reduction of overhead functions. As of January 30, 2003, an accrual of $28 was recorded for these settlements and costs. During the first quarter of 2003, the Company paid $2 and had favorable lease termination settlements of $2, leaving a balance of $24 as of May 1, 2003.

In 2002 the Company recorded a pre-tax charge to earnings of $51 primarily for lease settlements and severance costs in connection with the exit of four underperforming markets. As of January 30, 2003, an accrual of $11 was recorded for these settlements and costs. During the first quarter of 2003, the Company paid $1, leaving a balance of $10 as of May 1, 2003.

As of January 30, 2003, the Company had an accrual of $30 for closed store lease termination costs. During the first quarter of 2003, the Company recorded additional reserves of $2, had favorable lease termination settlements of $2 and paid $3, leaving a balance of $27 as of May 1, 2003. The Company also sold certain closed stores in the first quarter of 2003 which resulted in a gain of $6 (reflected in "Selling, general and administrative expenses" on the condensed consolidated earnings statement).

NOTE D - CONTINGENCIES
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

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

An agreement has been reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 80,000 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The court is considering the status and handling of these 5,000 claims. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Albertson's, Inc.:
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Albertson's, Inc. and subsidiaries ("Albertsons") as of May 1, 2003, and the related condensed consolidated earnings statements and cash flow statements for the thirteen-week periods ended May 1, 2003 and May 2, 2002. These financial statements are the responsibility of Albertsons management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Albertsons as of January 30, 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/S/ DELOITTE & TOUCHE LLP

Boise, Idaho
June 4, 2003

                                ALBERTSON'S, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net earnings were $172 or $0.47 per diluted share in the first quarter of 2003, compared to a net loss of $165 or $0.40 per diluted share in the first quarter of 2002. The improvement was the result of a charge of $94 in the first quarter of 2002 related to the Company's adoption of a new accounting principle for the recognition of vendor funds, a net loss from discontinued operations of $303 in the first quarter of 2002, and a decrease of $60 in earnings from continuing operations in the first quarter of 2003 as compared to 2002.

Earnings from continuing operations were $172 or $0.47 per diluted share in the first quarter of 2003 compared to $232 or $0.57 per diluted share in first quarter of 2002. Earnings from continuing operations in the first quarter of 2003 decreased 26% from the first quarter of 2002 due to a reduction in identical store sales of 1.2%, a decrease in gross margin of 84 basis points to 28.6%, and increased selling, general and administrative expenses.

Sales were $8,940 and $8,921 in the first quarter of 2003 and 2002, respectively. The slight sales growth was generated primarily by sales at stores opened in the past year; comparable store sales which includes sales at replacement stores decreased by 0.9% in 2003 versus 2002, and identical store sales decreased 1.2% in 2003 versus 2002. During the first quarter of 2003, the Company opened 20 combination food and drug stores and 12 stand-alone drugstores, while closing 3 combination food and drug stores, 8 conventional stores, and 11 drugstores. Management estimates that overall inflation in products the Company sells was approximately 0.2%, as compared to deflation of 0.4% in the corresponding period ended May 2, 2002.

Gross profit, as a percentage of sales, decreased from 29.4% in 2002 to 28.6% in 2003. The decrease resulted from the Company's decision to lower sales prices in key product categories (primarily in the grocery and general merchandise departments) and selected geographic markets to maintain market-share, as well as increased promotional pricing Company-wide. Also, the Company realized cost-savings as part of its strategic sourcing program and re-invested those savings in targeted price reductions. The pharmacy department's gross profit as a percentage of sales improved in 2003 versus 2002 due to increased generic substitution.

Total selling, general and administrative expenses, as a percent to sales, increased to 24.4% in first quarter of 2003 as compared to 23.8% in first quarter 2002 primarily due to higher employee benefits costs, occupancy costs, and workers' compensation costs, offset by reductions in salaries and wages and asset impairment costs.

Net interest expense in the first quarter of 2003 was $103, a decrease of $2 compared to the first quarter of 2002, primarily due to a slight decrease in the Company's effective interest rate. Capitalized interest expense was $4 and $5 in the first quarter of 2003 and 2002, respectively. The slight decrease was due to a reduction in the Company's average effective interest rate.

Critical Accounting Policies
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Company's 2002 Annual Report on Form 10-K.

The Company's vendor fund inventory offset as of May 1, 2003 was $146, a decrease of $6 from the beginning of 2003. The inventory offset as of May 2, 2002 was $143, a decrease of $16 from the beginning of 2002.

Recent Accounting Standards
In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the quarter ended May 1, 2003.

In January 2003 the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this interpretation became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the quarter ended May 1, 2003.

Liquidity and Capital Resources
Cash provided by operating activities during the first quarter of 2003 was $381 compared to $631 for the same period in the prior year. The decrease in 2003 is due primarily to a reduction in earnings before discontinued operations and the cumulative effect of a change in accounting principle, and the prior year inventory reduction connected with the 2002 market exits.

Cash flow used by investing activities in the first quarter of 2003 increased to $298 compared to $163 in 2002 primarily because of the Company's store development program, technology investments and a reduction of asset sales.

The Company utilizes its commercial paper and bank line programs primarily to supplement cash required for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings may fluctuate between reporting periods. The Company had $50 in commercial paper borrowings outstanding at May 1, 2003, and no outstanding borrowing at January 30, 2003.

The Company has three credit facilities totaling $1,400. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage, as defined, of no less than 2.7 times. As of May 1, 2003, the Company was in compliance with these requirements. No borrowings were outstanding under these credit facilities as of May 1, 2003.

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective in February 2001 (the "2001 Registration Statement"), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of Albertson's common stock. As of May 1, 2003, up to $2,400 of debt securities remain available for issuance under the Company's 2001 Registration Statement.

The Company's Board of Directors extended the Company's stock buyback program on December 9, 2002, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning January 1, 2003 and ending December 31, 2003. In the first quarter of 2003, the Company repurchased 5.3 million shares of its common stock for a total expenditure of $108 at an average price of $20.26 per share.

Contractual Obligations and Commercial Commitments
There have been no material changes regarding the Company's contractual obligations and commercial commitments from the information provided in Note Y "Contractual Obligations and Commercial Commitments" in the Company's 2002 Annual Report on Form 10-K.

Letters of Credit
The Company had outstanding letters of credit of $103 as of May 1, 2003, consisting of $91 of standby letters of credit covering primarily workers' compensation or performance obligations and $12 of commercial letters of credit supporting the Company's merchandise import program.

Off-Balance Sheet Arrangements
The Company has no significant off-balance sheet arrangements including equity method investments. Investments that are accounted for under the equity method have no liabilities associated with them that are material to the Company.

Related Party Transactions
There were no material related party transactions during the first quarter of 2003.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2002 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
Albertsons management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of this evaluation, there have not been any significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect the Company's internal controls.

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

An agreement has been reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 80,000 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The court is considering the status and handling of these 5,000 claims. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         10.47      Long-term Incentive Plan (effective as of February 1, 2003).

         11         Computation of Earnings Per Common Share

         15         Letter re:  Unaudited Interim Financial Statements

         99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. The following reports under Item 9. Regulation FD Disclosure on Form 8-K were filed during the quarter ended May 1, 2003.

          Current report on Form 8-K dated March 20, 2003, including the Company's press release which discussed the Company's earnings for the fourth quarter of 2002 and for fiscal year 2002 and the Company's 2003 guidance.

          Current report on Form 8-K dated February 26, 2003, including press release regarding the dismissal of the class action lawsuit Maureen Baker et al. vs. Jewel Food Stores, Inc. and Dominick's Supermarkets, Inc.



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

                                                 ALBERTSON'S, INC.
                                      -----------------------------------------
                                                   (Registrant)



Date: June 6, 2003                    /S/ Felicia D. Thornton
                                      -----------------------------------------
                                      Felicia D. Thornton
                                      Executive Vice President
                                        and Chief Financial Officer

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




Date: June 6, 2003                  /S/ Lawrence R. Johnston
                                   ------------------------------------------
                                   Lawrence R. Johnston
                                   Chairman of the Board and
                                     Chief Executive Officer

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


Date: June 6, 2003                  /S/ Felicia D. Thornton
                                   ------------------------------------------
                                   Felicia D. Thornton
                                   Executive Vice President
                                     and Chief Financial Officer