Form 10-Q
period 2003-07-31
ALBERTSONS INC /DE/
filed 2003-09-05
CIK 3333

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                         -------------------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For 13 Weeks Ended: July 31, 2003 Commission File Number: 1-6187



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
Yes   x    No
    -----    ----

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes   x   No
                                         -----   -----

     There were 366,915,811, shares with a par value of $1.00 per share outstanding at August 29, 2003.

                                ALBERTSON'S INC.
                                      INDEX


PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
                  Condensed Consolidated Earnings Statements  for the 13 weeks ended July 31, 2003 and August 1, 2002       3

                  Condensed Consolidated Earnings Statements  for the 26 weeks ended July 31, 2003 and August 1, 2002       4

                  Condensed Consolidated Balance Sheets as of July 31, 2003 and January 30, 2003                            5

                  Condensed Consolidated Cash Flow Statements for the 26 weeks ended July 31, 2003 and August 1, 2002       6

                  Notes to Condensed Consolidated Financial Statements                                                      7

                  Independent Accountants' Report                                                                          13

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                        14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                   16

Item 4.       Controls and Procedures                                                                                      17

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                            17

Item 2.       Changes in Securities and Use of Proceeds                                                                    18

Item 3.       Defaults upon Senior Securities                                                                              18

Item 4.       Submission of Matters to a Vote of Security Holders                                                          19

Item 5.       Other Information                                                                                            19

Item 6.       Exhibits and Reports on Form 8-K                                                                             20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ALBERTSON'S, INC.
                   CONDENSED CONSOLIDATED EARNINGS STATEMENTS
                      (in millions, except per share data)
                                   (unaudited)


                                                                                                 13 WEEKS ENDED
                                                                              ------------------------------------------

                                                                                       July 31,              August 1,
                                                                                           2003                   2002
                                                                              -------------------    -------------------
Sales                                                                                    $9,053                 $8,941
Cost of sales                                                                             6,397                  6,310
                                                                              -------------------    -------------------
Gross Profit                                                                              2,656                  2,631

Selling, general and administrative expenses                                              2,295                  2,148
Restructuring credits and other                                                              (8)                   (37)
                                                                              -------------------    -------------------
Operating profit                                                                            369                    520

Other (expenses) income:
  Interest, net                                                                            (105)                  (103)
  Other, net                                                                                  -                    (14)
                                                                              -------------------    -------------------
Earnings from continuing operations before income taxes                                     264                    403
Income tax expense                                                                          102                    160
                                                                              -------------------    -------------------

Earnings from continuing operations                                                         162                    243
                                                                              -------------------    -------------------
Discontinued operations:
  Operating loss                                                                              -                    (17)
  Gain on disposal                                                                            -                     37
  Income tax expense                                                                          -                      6
                                                                              -------------------    -------------------
Earnings from discontinued operations                                                         -                     14
                                                                              -------------------    -------------------

Net earnings                                                                            $   162                $   257
                                                                              ===================    ===================


Earnings per share:
  Basic
     Continuing operations                                                               $ 0.44                 $ 0.60
     Discontinued operations                                                                  -                   0.03
                                                                              -------------------    -------------------
     Net earnings                                                                        $ 0.44                 $ 0.63
                                                                              ===================    ===================

  Diluted
     Continuing operations                                                               $ 0.44                 $ 0.60
     Discontinued operations                                                                  -                   0.03
                                                                              -------------------    -------------------
     Net earnings                                                                        $ 0.44                 $ 0.63
                                                                              ===================    ===================

Weighted average number of common shares outstanding:
  Basic                                                                                     368                    407
  Diluted                                                                                   368                    409


See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                   CONDENSED CONSOLIDATED EARNINGS STATEMENTS
                      (in millions, except per share data)
                                   (unaudited)

                                                                                                 26 WEEKS ENDED
                                                                                ------------------------------------------
                                                                                         July 31,              August 1,
                                                                                             2003                   2002
                                                                                -------------------    -------------------
Sales                                                                                     $17,993                $17,862
Cost of sales                                                                              12,784                 12,608
                                                                                -------------------    -------------------
Gross profit                                                                                5,209                  5,254

Selling, general and administrative expenses                                                4,474                  4,269
Restructuring credits and other                                                               (15)                   (22)
                                                                                -------------------    -------------------
Operating profit                                                                              750                  1,007

Other (expenses) income:
  Interest, net                                                                              (208)                  (208)
  Other, net                                                                                    1                    (17)
                                                                                -------------------    -------------------
Earnings from continuing operations before income taxes                                       543                    782
Income tax expense                                                                            209                    307
                                                                                -------------------    -------------------

Earnings from continuing operations                                                           334                    475
                                                                                -------------------    -------------------
Discontinued operations:
  Operating loss                                                                                -                   (467)
  Gain on disposal                                                                              -                     33
  Income tax benefit                                                                            -                   (145)
                                                                                -------------------   --------------------
Loss from discontinued operations                                                               -                   (289)
                                                                                -------------------   -------------------
Earnings before cumulative effect of change in accounting principle                           334                    186
                                                                                -------------------   -------------------
Cumulative effect of change in accounting principle (net of tax $60)                            -                    (94)
                                                                                -------------------    -------------------
Net earnings                                                                              $   334               $     92
                                                                                ===================    ===================

Earnings (loss) per share:
  Basic
     Continuing operations                                                                 $ 0.90                 $ 1.17
     Discontinued operations                                                                    -                  (0.71)
     Cumulative effect of change in accounting principle (net of tax $0.15)                     -                  (0.23)
                                                                                -------------------    -------------------
     Net earnings                                                                          $ 0.90                 $ 0.23
                                                                                ===================    ===================

  Diluted
     Continuing operations                                                                 $ 0.90                 $ 1.16
     Discontinued operations                                                                    -                  (0.71)
     Cumulative effect of change in accounting principle (net of tax $0.15)                     -                  (0.22)
                                                                                -------------------    -------------------
     Net earnings                                                                          $ 0.90                 $ 0.23
                                                                                ===================    ===================


Weighted average number of common shares outstanding:
  Basic                                                                                       371                    407
  Diluted                                                                                     371                    409


See Notes to Condensed Consolidated Financial Statements.

                                     Page 4

                                ALBERTSON'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except par values)
                                   (unaudited)

                                                                                                  July 31,          January 30,
                                                                                                      2003                 2003
                                                                                            -----------------    -----------------
         ASSETS
Current Assets:
   Cash and cash equivalents                                                                        $  123               $  162
   Accounts and notes receivable, net                                                                  634                  647
   Inventories                                                                                       2,974                2,973
   Assets held for sale                                                                                104                  120
   Prepaid and other                                                                                   274                  366
                                                                                            -----------------    -----------------
     Total Current Assets                                                                            4,109                4,268

Land, buildings and equipment (net of accumulated depreciation and
   amortization of $6,486 and $6,158, respectively)                                                  9,147                9,029

Goodwill, net                                                                                        1,399                1,399

Intangibles, net                                                                                       207                  214

Other assets                                                                                           297                  301
                                                                                            -----------------    -----------------

Total Assets                                                                                      $ 15,159             $ 15,211
                                                                                            =================    =================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                                $ 1,941              $ 2,009
   Salaries and related liabilities                                                                    535                  599
   Self-insurance                                                                                      258                  244
   Current maturities of long-term debt and capital lease obligations                                  215                  119
   Other current liabilities                                                                           492                  477
                                                                                            -----------------    -----------------
     Total Current Liabilities                                                                       3,441                3,448

Long-term debt                                                                                       4,750                4,950

Capital lease obligations                                                                              307                  307

Self-insurance                                                                                         408                  367

Other long-term liabilities and deferred credits                                                       957                  942

Commitments and contingencies                                                                            -                    -

Stockholders' Equity
   Preferred stock - $1.00 par value; authorized - 10 shares; designated -
     3 shares of Series A Junior Participating; issued - none                                            -                    -
   Common stock - $1.00 par value; authorized - 1,200 shares; issued - 367 shares
     and 372 shares, respectively                                                                      367                  372
   Capital in excess of par                                                                            140                  128
   Accumulated other comprehensive loss                                                                (96)                 (96)
   Retained earnings                                                                                 4,885                4,793
                                                                                            -----------------    -----------------
     Total stockholders' equity                                                                      5,296                5,197
                                                                                            -----------------    -----------------
Total Liabilities and Stockholders' Equity                                                        $ 15,159             $ 15,211
                                                                                            =================    =================

See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                  (in millions)
                                   (unaudited)

                                                                                                  26 WEEKS ENDED
                                                                                    --------------------------------------------
                                                                                           July 31,                 August 1,
                                                                                               2003                      2002
                                                                                    ------------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                             $   334                   $    92
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                                            478                       496
       Net deferred income taxes and other                                                       24                        14
       Discontinued operations noncash charges                                                    -                       356
       Cumulative effect of change in accounting principle                                        -                        94
       Decrease (increase) in cash surrender value of insurance                                  (1)                       18
       Changes in operating assets and liabilities:
         Receivables, prepaid expenses and other                                                 72                       159
         Inventories                                                                             (2)                      222
         Accounts payable                                                                       (53)                      (96)
         Other current liabilities                                                              (42)                     (140)
         Self-insurance                                                                          54                        21
         Other                                                                                   13                       (18)
                                                                                    ------------------     ---------------------
   Net cash provided by operating activities                                                    877                     1,218

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                        (643)                     (683)
   Proceeds from disposal of land, buildings and equipment                                       29                        78
   Proceeds from disposal of assets held for sale                                                62                       430
   Other                                                                                         (5)                       21
                                                                                    ------------------     ---------------------
   Net cash used in investing activities                                                       (557)                     (154)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                                         (141)                     (155)
   Payments on long-term borrowings                                                            (110)                     (107)
   Stock purchases and retirements                                                             (108)                      (75)
   Proceeds from stock options exercised                                                          -                        15
                                                                                    ------------------     ---------------------
     Net cash used in financing activities                                                     (359)                     (322)

Net (Decrease) Increase in Cash and Cash Equivalents                                            (39)                      742

Cash and Cash Equivalents at Beginning of Period                                                162                        61
                                                                                    ------------------     ---------------------

Cash and Cash Equivalents at End of Period                                                  $   123                   $   803
                                                                                    ==================     =====================



See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in millions, except per share data)
                                   (unaudited)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Albertson's, Inc. ("Albertsons" or the "Company") is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.A. Albertson in 1939. Based on sales, the Company is one of the largest retail food and drug chains in the world.

As of July 31, 2003, the Company operated 2,305 stores in 31 states. Retail operations are supported by 17 major Company distribution operations, strategically located in the Company's operating markets. The Company also operated 225 fuel centers near existing stores.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 24, 2003. The results of operations for the 13 and 26 weeks ended July 31, 2003, are not necessarily indicative of results for a full year.

The Company's operating results and cash flows for the quarter ended August 1, 2002 differ from the previously reported results due to the impact of the change in the Company's method of accounting for vendor funds, as discussed in the Company's 2002 Annual Report on Form 10-K. The information presented in the financial statements reflects the adoption of EITF 02-16 in the fourth quarter of 2002, retroactive to the beginning of 2002.

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

Inventory
Net earnings reflects the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. Albertsons recorded pretax LIFO expense of $4 and $5 for the 13 weeks ended July 31, 2003, and August 1, 2002, respectively, and $8 and $10 for the 26 weeks ended July 31, 2003, and August 1, 2002, respectively.

The Company's vendor funds inventory offset as of July 31, 2003 was $131, a decrease of $15 from the end of the first quarter of 2003 and a decrease of $21 from the beginning of 2003. The vendor funds inventory offset as of August 1, 2002 was $135, a decrease of $7 from the end of the first quarter of 2002 and a decrease of $23 from the beginning of 2002.

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

The following table represents the effect on net earnings and earnings per share that would have resulted if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                13 Weeks Ended                   26 Weeks Ended
                                                           July 31,        August 1,        July 31,        August 1,
                                                               2003             2002            2003             2002
       --------------------------------------------- ---------------- ---------------- --------------- ----------------
        Net earnings as reported                              $  162           $  257          $  334          $    92

       Add:   Stock-based    compensation   expense
         included in reported net earnings,  net of
         related tax effects                                      4                3               8                6

       Deduct:   Total   stock-based   compensation
         expense  determined under fair value based
         method  for  all  awards,  net of  related
         tax effects                                            (12)             (12)            (23)             (24)
       --------------------------------------------- ---------------- ---------------- --------------- ----------------
       Net earnings  - pro forma                             $  154           $  248          $  319          $    74
       ============================================= ================ ================ =============== ================

       Basic earnings per share:

         As reported                                         $ 0.44           $ 0.63          $ 0.90           $ 0.23

         Pro forma                                             0.42             0.61            0.86             0.18
       ============================================= ================ ================ =============== ================

       Diluted earnings per share:

         As reported                                         $ 0.44           $ 0.63          $ 0.90           $ 0.23

         Pro forma                                             0.42             0.61            0.86             0.18
       ============================================= ================ ================ =============== ================


Reclassifications
Certain reclassifications have been made to the August 1, 2002 financial statements to conform to classifications in the current quarter.

NOTE B - RECENTLY ADOPTED ACCOUNTING STANDARDS
In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the 26 weeks ended July 31, 2003.

In January 2003 the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this interpretation became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the 26 weeks ended July 31, 2003.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the third quarter of 2003. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company's future results of operations or financial condition.

NOTE C - RESERVES FOR RESTRUCTURING ACTIVITIES, MARKET EXITS AND CLOSED STORES In 2001 the Company recorded a pre-tax charge to earnings of $107 primarily for lease settlements and severance costs in connection with the closure of 165 stores and the reduction of overhead functions (the "2001 restructuring activities"). As of January 30, 2003, an accrual of $28 was recorded for these settlements and costs. During the 13 week and 26 week periods ended July 31, 2003, the Company paid $2 and $4, respectively, and had favorable lease termination settlements of $4 and $6, respectively, leaving a balance of $18 as of July 31, 2003.

In 2002 the Company recorded a pre-tax charge to earnings of $51 primarily for lease settlements and severance costs in connection with the exit from four underperforming markets (the "2002 market exits"). As of January 30, 2003, an accrual of $11 was recorded for these settlements and costs. During the 13 week and 26 week periods ended July 31, 2003, the Company paid $2 and $3, respectively, leaving a balance of $8 as of July 31, 2003.

As of January 30, 2003, the Company had an accrual of $30 for closed store lease termination costs. During the 13 week period ended July 31, 2003, the Company had favorable lease termination settlements of $4 and paid $3. During the 26 week period ended July 31, 2003, the Company recorded additional reserves of $2, had favorable lease termination settlements of $6 and paid $6, leaving a balance of $20 as of July 31, 2003. The Company also sold certain closed stores in the 26 week period ended July 31, 2003 which resulted in a gain of $6 (reflected in "Selling, general and administrative expenses" on the condensed consolidated earnings statement).

NOTE D - INTANGIBLES
The carrying amount of intangibles was as follows:

                                                                             JULY 31,            JANUARY 30,
                                                                                 2003                   2003
                                                                   --------------------   --------------------
            Amortizing:
               Favorable acquired operating leases                               $231                   $231
               Customer lists and other contracts                                  56                     53
                                                                   --------------------   --------------------
                                                                                  287                    284
            Accumulated amortization                                             (183)                  (173)
                                                                   --------------------   --------------------
                                                                                  104                    111
            Non-Amortizing:
               Liquor licenses                                                     39                     39
               Pension related intangible assets                                   64                     64
                                                                   --------------------   --------------------
                                                                                  103                    103

                                                                                 $207                   $214
                                                                   ====================   ====================

NOTE E - CONTINGENCIES

Lawsuits, claims and other legal matters
In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson's, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs' allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In October 2001 the court granted summary judgment against Sav-on Drug Stores, finding one of its bonus plans unlawful under plaintiffs' liability theory. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated and in August 2002 a class action with respect to the consolidated case was certified by the court. On August 4, 2003, notices were sent to approximately 21,000 potential class members notifying them of the existence of the lawsuit and allowing them to voluntarily opt out of the class. The opt out requests must be returned by potential class members by October 10, 2003. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

An agreement has been reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 80,000 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The court is considering the status and handling of these 5,000 claims including terms under which claimants will be permitted to cure deficient or untimely claims. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Contingent Lease Obligations
The Company is contingently liable for certain operating leases that were assigned to third parties in connection with various store closures and dispositions. If any of these third parties were to fail to perform their obligations under the lease, the Company could be responsible for the lease obligations. The Company was notified that certain of these third parties have become insolvent and are seeking bankruptcy protection. At July 31, 2003, approximately 60 store leases for which the Company is contingently liable were subject to the bankruptcy proceedings of such third parties and eight of such had been rejected by the applicable third party. The Company has recorded a reserve of $7, which represents the remaining minimum lease payments and other payment obligations under the eight rejected leases, less estimated sublease income and discounted at the Company's credit-adjusted risk free interest rate. Based on an internal analysis of the current status of the remaining assigned operating leases, the Company expects that any potential future losses for rejected assigned operating leases would not have a material adverse effect on its financial condition, results of operations or cash flows.

Note F- Computation of Earnings Per Share

                                                                              13 Weeks Ended
                                                    -------------------------------------------------------------------
                                                            July 31, 2003                      August 1, 2002
                                                       BASIC            DILUTED            BASIC            DILUTED
                                                    -------------     -------------    ---------------    -------------
Earnings from:
   Continuing operations                                  $ 162             $ 162              $ 243            $ 243
   Discontinued operations                                    -                 -                 14               14
                                                    -------------     -------------    ---------------    -------------
      Net earnings                                        $ 162             $ 162              $ 257            $ 257
                                                    =============     =============    ===============    =============

Weighted average common shares outstanding                  368               368                407              407
Potential common share equivalents                                              -                                   2
                                                                      -------------                       -------------
Weighted average shares outstanding                                           368                                 409
                                                                      =============                       =============

Earning per common share and common share equivalents:
   Continuing operations                                  $0.44             $0.44              $0.60            $0.60
   Discontinued operations                                    -                 -               0.03             0.03
                                                    -------------     -------------    ---------------    -------------
      Net earnings                                        $0.44             $0.44              $0.63            $0.63
                                                    =============     =============    ===============    =============

Calculation of potential common share equivalents:
   Options to purchase potential common shares                                  3                                  16
   Potential common shares assumed purchased
      with potential proceeds                                                  (3)                                (14)
                                                                      -------------                       -------------
   Potential common share equivalents                                           -                                   2
                                                                      =============                       =============

Calculation of potential common shares assumed
   purchased with potential proceeds
    Potential proceeds from exercise of options
      to purchase common shares                                               $48                                $429
    Common stock price used under treasury
      stock method                                                         $19.84                              $31.08
                                                                      -------------                       -------------
    Potential common shares assumed purchased
      with potential proceeds                                                   3                                  14
                                                                      =============                       =============

Anti-dilutive shares excluded from potential
   common share equivalents                                                  29.7                                12.5
                                                                      =============                       =============

                                                                              26 Weeks Ended
                                                    -------------------------------------------------------------------
                                                            July 31, 2003                      August 1, 2002
                                                       BASIC            DILUTED            BASIC            DILUTED
                                                    -------------     -------------    ---------------    -------------
Earnings (loss) from:
   Continuing operations                                  $ 334             $ 334              $ 475            $ 475
   Discontinued operations                                    -                 -               (289)            (289)
   Cumulative effect of change in
     accounting principle                                     -                 -                (94)             (94)
                                                    -------------     -------------    ---------------    -------------
      Net earnings                                        $ 334             $ 334             $   92           $   92
                                                    =============     =============    ===============    =============

Weighted average common shares outstanding                  371               371                407              407
Potential common share equivalents                                              -                                   2
                                                                      -------------                       -------------
Weighted average shares outstanding                                           371                                 409
                                                                      =============                       =============

Earning per common share and common
   share equivalents:
   Continuing operations                                  $0.90             $0.90              $1.17            $1.16
   Discontinued operations                                    -                 -              (0.71)           (0.71)
   Cumulative effect of change in
     accounting principle                                     -                 -              (0.23)           (0.22)
                                                    -------------     -------------    ---------------    -------------
      Net earnings                                        $0.90             $0.90              $0.23            $0.23
                                                    =============     =============    ===============    =============

Calculation of potential common share equivalents:
   Options to purchase potential common shares                                  3                                  16
   Potential common shares assumed purchased
     with potential proceeds                                                   (3)                                (14)
                                                                      -------------                       -------------
   Potential common share equivalents                                           -                                   2
                                                                      =============                       =============

Calculation of potential common shares assumed
   purchased with potential proceeds
    Potential proceeds from exercise of options
      to purchase common shares                                               $48                                $439
    Common stock price used under treasury
      stock method                                                         $19.58                              $31.42
                                                                      -------------                       -------------
    Potential common shares assumed purchased
      with potential proceeds                                                   3                                  14
                                                                      =============                       =============

Anti-dilutive shares excluded from potential
   common share equivalents                                                  29.9                                12.6
                                                                      =============                       =============

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Albertson's, Inc.:
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Albertson's, Inc. and subsidiaries ("Albertsons") as of July 31, 2003, and the related condensed consolidated earnings statements and cash flow statements for the thirteen and twenty-six week periods ended July 31, 2003 and August 1, 2002. These interim financial statements are the responsibility of Albertsons management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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




/S/ DELOITTE & TOUCHE LLP
-------------------------
Boise, Idaho
September 3, 2003

                                ALBERTSON'S, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

13 week period ended July 31, 2003

Sales were $9,053 and $8,941 in the 13 week periods ended July 31, 2003 and August 1, 2002, respectively. The slight sales growth for the 13 week period ended July 31, 2003 as compared to the prior year was generated primarily by sales at stores opened in the past year, partially offset by a decrease in comparable store sales, which includes sales at replacement stores, of 0.9% and a decrease in identical store sales of 1.3%. During the 13 week period ended July 31, 2003, the Company opened 20 combination food and drug stores, two stand-alone drugstores and 13 fuel centers, while closing six combination food and drug stores, six conventional stores, and two stand-alone drugstores. Management estimates that overall inflation in products the Company sells was approximately 0.7% over the twelve months ended July 31, 2003, as compared to deflation of 0.5% in the twelve months ended August 1, 2002.

Gross profit, as a percentage of sales, in the 13 week period ended July 31, 2003 declined nine basis points to 29.3% as compared to the 13 week period ended August 1, 2002. This was a result of the Company's decision to invest gross margin in key product categories (primarily in the grocery and general merchandise departments) and selected geographic markets to maintain market share, as well as increased Company-wide promotional pricing. The effect of lower pricing was partially offset by realized cost savings as part of the Company's strategic sourcing program. The pharmacy department's gross profit as a percentage of sales improved in 2003 versus 2002 due to increased generic substitution.

Selling, general and administrative expenses, as a percent to sales, increased to 25.3% for the 13 week period ended July 31, 2003, as compared to 24.0% for the 13 week period ended August 1, 2002, primarily due to higher workers' compensation, employee benefits, occupancy, and salaries and wages costs.

Restructuring credits during the 13 week period ended July 31, 2003 totaled $8 as compared to $37 in the corresponding period in the prior year. The decrease in restructuring credits is primarily due to reduced activity in 2003 as opposed to 2002 related to the Company's 2001 restructuring activities.

The decrease in other (expense) income, net of $14 for the 13 week period ended July 31, 2003, as compared to the corresponding period in 2002, relates to unfavorable market adjustments in the prior year to the cash surrender value of company owned life insurance policies used to fund the Company's obligations under deferred compensation plans for its officers, key employees and directors.

Earnings from continuing operations were $162 or $0.44 per diluted share for the 13 week period ended July 31, 2003 compared to $243 or $0.60 per diluted share for the 13 week period ended August 1, 2002, a decrease of 33%. This decrease was due to a decrease in identical store sales of 1.3%, a decrease in gross margin and increases in workers' compensation, employee benefits and occupancy costs.

The Company's effective tax rate for the 13 week period ended July 31, 2003 was 38.4% as compared to 39.4% for the 13 week period ended August 1, 2002. The decrease in the Company's effective tax rate is primarily due to the 2002 non-deductible loss associated with company owned life insurance policies.

Net earnings were $162 or $0.44 per diluted share for the 13 week period ended July 31, 2003, compared to net earnings of $257 or $0.63 per diluted share for the 13 week period ended August 1, 2002. This decline was the result of the decrease in earnings from continuing operations.

26 week period ended July 31, 2003

Sales were $17,993 and $17,862 for the 26 week periods ended July 31, 2003 and August 1, 2002, respectively. The slight sales growth for the 26 week period ended July 31, 2003 as compared to the prior year was generated primarily by sales at stores opened in the past year, partially offset by a decrease in identical store sales for the 26 week period ended July 31, 2003 of 1.3%. For the 26 week period ended July 31, 2003, the Company opened 40 combination food and drug stores, 14 stand-alone drugstores and 26 fuel centers, while closing 9 combination food and drug stores, 14 conventional stores, and 13 stand-alone drugstores.

Gross profit, as a percentage of sales, decreased 46 basis points for the 26 week period ended July 31, 2003 to 28.9% as compared to the corresponding period in 2002. This decrease in gross profit resulted from the Company's decision to lower sales prices in key product categories (primarily in the grocery and general merchandise departments) and selected geographic markets to maintain market-share, as well as increased promotional pricing Company-wide.

Selling, general and administrative expense for the 26 week period ended July 31, 2003, as a percent to sales, increased to 24.9% as compared to 23.9% in the corresponding period in the prior year. This increase was primarily due to increased occupancy, employee benefits, and workers' compensation costs.

Earnings from continuing operations were $334 or $0.90 per diluted share for the 26 week period ended July 31, 2003, compared to earnings from continuing operations of $475 or $1.16 per diluted share for the 26 week period ended August 1, 2002, a decrease of 30%. This decrease was due to a decrease in identical store sales of 1.3%, a decrease in gross margin and an increase in occupancy, employee benefits, and workers' compensation costs.

The decrease in other (expense) income, net of $18 for the 26 week period ended July 31, 2003, as compared to the corresponding period in 2002, relates to unfavorable market adjustments in the prior year to the cash surrender value of company owned life insurance policies used to fund the Company's obligations under deferred compensation plans for its officers, key employees and directors.

The Company's effective tax rate for the 26 week period ended July 31, 2003 was 38.4% as compared to 39.2% for the 26 week period ended August 1, 2002. The decrease in the Company's effective tax rate is primarily due to the 2002 non-deductible loss associated with company owned life insurance policies.

Net earnings were $334 or $0.90 per diluted share for the 26 week period ended July 31, 2003, compared to net earnings of $92 or $0.23 per diluted share for the 26 week period ended August 1, 2002. The improvement was a result of two charges in 2002: $289 related to a strategic decision to exit underperforming markets, and $94 related to the adoption of a new accounting principle for the recognition of vendor funds.

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

The Company's vendor funds inventory offset as of July 31, 2003 was $131, a decrease of $15 from the end of the first quarter of 2003 and a decrease of $21 from the beginning of 2003. The vendor funds inventory offset as of August 1, 2002 was $135, a decrease of $7 from the end of the first quarter of 2002 and a decrease of $23 from the beginning of 2002.

Recent Accounting Standards
In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the 26 weeks ended July 31, 2003.

In January 2003 the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this interpretation became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the 26 week period ended July 31, 2003.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the third quarter of 2003. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company's future results of operations or financial condition.

Liquidity and Capital Resources
Cash provided by operating activities during the 26 weeks ended July 31, 2003 was $877 compared to $1,218 for the same period in the prior year. The decrease in 2003, as compared to 2002, is due primarily to a decrease in earnings before discontinued operations; a decrease in receivables, prepaid expenses and other; and an increase in inventories; partially offset by decreases in accounts payable and other current liabilities.

Cash flow used by investing activities during the 26 weeks ended July 31, 2003 increased to $557 compared to $154 in 2002. The 2002 investing activities included proceeds from the sale of assets (associated with the 2001 restructuring activities and the 2002 market exits) that were $417 greater than asset sale proceeds received in 2003. The Company is continuing to implement its 2003 capital expenditure plan, which includes outlays for new stores, store remodels, and information technology.

The Company utilizes its commercial paper and bank line programs primarily to supplement cash required for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings may fluctuate between reporting periods. The Company had no commercial paper borrowings outstanding at July 31, 2003 and January 30, 2003.

The Company has three credit facilities totaling $1,400. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage, as defined, of no less than 2.7 times. As of July 31, 2003, the Company was in compliance with these requirements. No borrowings were outstanding under these credit facilities as of July 31, 2003.

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective in February 2001 (the "2001 Registration Statement"), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of Albertsons common stock. As of July 31, 2003, up to $2,400 of debt securities remain available for issuance under the Company's 2001 Registration Statement.

The Company's Board of Directors extended the Company's stock buyback program on December 9, 2002, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning January 1, 2003 and ending December 31, 2003. In the first quarter of 2003, the Company repurchased 5.3 million shares of its common stock for a total expenditure of $108 at an average price of $20.26 per share. The Company did not repurchase any shares of its common stock during the 13 week period ended July 31, 2003.

Contractual Obligations and Commercial Commitments
Except as disclosed in Note E to the unaudited condensed consolidated financial statements included elsewhere in this report, there have been no material changes regarding the Company's contractual obligations and commercial commitments from the information provided in Note Y "Contractual Obligations and Commercial Commitments" in the Company's 2002 Annual Report on Form 10-K.

Letters of Credit
The Company had outstanding letters of credit of $104 as of July 31, 2003, consisting of $73 of standby letters of credit covering primarily workers' compensation or performance obligations and $31 of commercial letters of credit supporting the Company's merchandise import program.

Off-Balance Sheet Arrangements
The Company has no significant off-balance sheet arrangements (including equity method investments). Investments that are accounted for under the equity method have no liabilities associated with them that are material to the Company.

Related Party Transactions
There were no material related party transactions during the 26 week period ended July 31, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2002 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e) as of July 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

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

In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson's, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs' allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In October 2001 the court granted summary judgment against Sav-on Drug Stores, finding one of its bonus plans unlawful under plaintiffs' liability theory. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated and in August 2002 a class action with respect to the consolidated case was certified by the court. On August 4, 2003, notices were sent to approximately 21,000 potential class members notifying them of the existence of the lawsuit and allowing them to voluntarily opt out of the class. The opt out requests must be returned by potential class members by October 10, 2003. The Company has strong defenses against this lawsuit, and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

An agreement has been reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 80,000 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The court is considering the status and handling of these 5,000 claims including terms under which claimants will be permitted to cure deficient or untimely claims. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 6, 2003, and the shareholders considered and voted on the following matters:

         (1) Election of Class II Directors:
                 Nominee                           Votes For                      Votes Withheld
                 -------                           ---------                      --------------
                 A. Gary Ames                      260,150,320                    80,352,432
                 Henry I. Bryant                   259,300,248                    81,202,504
                 Paul I. Corddry                   259,954,139                    80,548,613
                 Jon C. Madonna                    327,982,375                    12,520,377
                 Beatriz Rivera                    259,969,987                    80,532,765

             Continuing Class III Directors (Term expiring in 2004):

                 Cecil D. Andrus                   J.B. Scott
                 Pamela G. Bailey                  Will M. Storey

             Continuing Class I Directors (Term expiring in 2005):

                 Teresa Beck                       Lawrence R. Johnston
                 Bonnie G. Hill                    Peter L. Lynch

         (2) Ratification of Appointment of Independent Auditors:

                 Votes For                         Votes Against                  Abstentions
                 ---------                         -------------                  -----------
                 332,518,576                       5,553,411                      2,430,765

         (3) Approval of the Albertsons Long-term Incentive Plan:

                 Votes For                         Votes Against                  Abstentions
                 ---------                         -------------                  -----------
                 321,288,524                       15,841,432                     3,372,796

         (4) Shareholder proposal regarding simple majority vote:

                 Votes For                         Votes Against                  Abstentions
                 ---------                         -------------                  -----------
                 164,226,515                       126,193,099                    3,589,743

         (5) Shareholder proposal regarding independent board chairman:

                 Votes For                         Votes Against                  Abstentions
                 ---------                         -------------                  -----------
                 83,634,867                        204,655,302                    5,719,188

         (6) Shareholder proposal regarding stock option expensing accounting methods:

                 Votes For                         Votes Against                  Abstentions
                 ---------                         -------------                  -----------
                 145,812,951                       138,835,122                    9,361,284

Item 5.  Other Information

On July 24, 2003, Peter L. Lynch resigned his positions as President, Chief Operating Officer and member of the Board of Directors. Concurrently, Lawrence
R. Johnston, Chairman of the Board and Chief Executive Officer of the Company, assumed the additional responsibilities of President, and the size of the Board of Directors was decreased to twelve effective as of July 24, 2003.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits


          10.36.2* Letter agreement between the Company and Peter L. Lynch dated July 24, 2003.

          15            Letter re:  Unaudited Interim Financial Statements

          31.1          Certification   of   CEO   Pursuant   to   Section   302
                        of  the Sarbanes-Oxley Act of 2002.

          31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        *Identifies management contract

b. The following reports under Item 9. Regulation FD Disclosure on Form 8-K were filed during the quarter ended July 31, 2003.

          Current report on Form 8-K dated June 20, 2003, including the Company's press release regarding an unsolicited "mini tender" offer.

          Current report on Form 8-K dated June 5, 2003, including the Company's press release which discussed the Company's earnings for the first quarter of 2003 and the Company's revised 2003 earnings guidance, intended to be included under "Item 12. Disclosure of Results of
          Operations and Financial Condition" and included under Item 9 in accordance with Securities and Exchange Commission Release No. 33-8216.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ALBERTSON'S, INC.
                                                   -----------------------------
                                                           (Registrant)



Date: September 5, 2003                            /S/ Felicia D. Thornton
                                                   -----------------------------
                                                   Felicia D. Thornton
                                                   Executive Vice President
                                                     and Chief Financial Officer