Form 10-Q
period 2003-10-30
ALBERTSONS INC /DE/
filed 2003-12-09
CIK 3333

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                         -------------------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For 13 Weeks Ended: October 30, 2003 Commission File Number: 1-6187



                                ALBERTSON'S, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                  82-0184434
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho                         83726
-----------------------------------------------                      ----------
   (Address of principal executive offices)                          (Zip Code)

                                 (208) 395-6200
                                 --------------
              (Registrant's telephone number, including area code)

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

     There were 366,920,089 shares with a par value of $1.00 per share outstanding at December 2, 2003.

                                ALBERTSON'S INC.
                                      INDEX



PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
                  Condensed Consolidated Earnings Statements for the 13 weeks ended October 30, 2003 and
                  October 31, 2002                                                                                          3

                  Condensed Consolidated Earnings Statements for the 39 weeks ended October 30, 2003 and
                  October 31, 2002                                                                                          4

                  Condensed Consolidated Balance Sheets as of October 30, 2003 and January 30, 2003                         5

                  Condensed Consolidated Cash Flow Statements for the 39 weeks ended October 30, 2003 and
                  October 31, 2002                                                                                          6

                  Notes to Condensed Consolidated Financial Statements                                                      7

                  Independent Accountants' Report                                                                          14

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                        15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                   20

Item 4.       Controls and Procedures                                                                                      20

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                            21

Item 2.       Changes in Securities and Use of Proceeds                                                                    22

Item 3.       Defaults upon Senior Securities                                                                              22

Item 4.       Submission of Matters to a Vote of Security Holders                                                          22

Item 5.       Other Information                                                                                            22

Item 6.       Exhibits and Reports on Form 8-K                                                                             22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ALBERTSON'S, INC.
                   CONDENSED CONSOLIDATED EARNINGS STATEMENTS
                      (in millions, except per share data)
                                   (unaudited)

                                                                                           13 weeks ended
                                                                              ------------------------------------------
                                                                                   October  30,            October 31,
                                                                                           2003                   2002
                                                                              -------------------    -------------------

Sales                                                                                  $  8,796               $  8,657
Cost of sales                                                                             6,270                  6,128
                                                                              -------------------    -------------------
Gross profit                                                                              2,526                  2,529

Selling, general and administrative expenses                                              2,267                  2,151
Restructuring charges (credits)                                                               4                     (7)
                                                                              -------------------    -------------------
Operating profit                                                                            255                    385

Other (expenses) income:
  Interest, net                                                                             (99)                   (88)
  Other, net                                                                                 (7)                     1
                                                                              -------------------    -------------------
Earnings from continuing operations before income taxes                                     149                    298
Income tax expense                                                                           57                    108
                                                                              -------------------    -------------------

Earnings from continuing operations                                                          92                    190
                                                                              -------------------    -------------------
Discontinued operations:
  Operating loss                                                                             -                     (10)
  Gain on disposal                                                                           -                       7
  Income tax benefit                                                                         -                       1
                                                                              -------------------    -------------------
 Loss from discontinued operations                                                           -                      (2)
                                                                              -------------------    -------------------

Net earnings                                                                           $     92               $    188
                                                                              ===================    ===================


Earnings (loss) per share:
  Basic
     Continuing operations                                                               $ 0.25                 $ 0.48
     Discontinued operations                                                                  -                  (0.01)
                                                                              -------------------    -------------------
     Net earnings                                                                        $ 0.25                 $ 0.47
                                                                              ===================    ===================

  Diluted
     Continuing operations                                                               $ 0.25                 $ 0.48
     Discontinued operations                                                                  -                  (0.01)
                                                                              -------------------    -------------------
     Net earnings                                                                        $ 0.25                 $ 0.47
                                                                              ===================    ===================

Weighted average number of common shares outstanding:
     Basic                                                                                  368                    396
     Diluted                                                                                369                    397


See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                   CONDENSED CONSOLIDATED EARNINGS STATEMENTS
                      (in millions, except per share data)
                                   (unaudited)

                                                                                           39 weeks ended
                                                                              ------------------------------------------
                                                                                    October 30,            October 31,
                                                                                           2003                   2002
                                                                              -------------------    -------------------

Sales                                                                                  $ 26,789               $ 26,519
Cost of sales                                                                            19,063                 18,736
                                                                              -------------------    -------------------
Gross profit                                                                              7,726                  7,783

Selling, general and administrative expenses                                              6,732                  6,420
Restructuring credits                                                                       (11)                   (29)
                                                                              -------------------    -------------------
Operating profit                                                                          1,005                  1,392

Other (expenses) income:
  Interest, net                                                                            (307)                  (296)
  Other, net                                                                                 (6)                   (16)
                                                                              -------------------    -------------------
Earnings from continuing operations before income taxes                                     692                  1,080
Income tax expense                                                                          266                    415
                                                                              -------------------    -------------------

Earnings from continuing operations                                                         426                    665
                                                                              -------------------    -------------------
Discontinued operations:
  Operating loss                                                                             -                     (49)
  Loss on disposal                                                                           -                    (388)
  Income tax benefit                                                                         -                     146
                                                                              -------------------    -------------------
Loss from discontinued operations                                                            -                    (291)
                                                                              -------------------    -------------------
Earnings before cumulative effect of change in accounting principle                         426                    374
Cumulative effect of change in accounting principle (net of tax $60)                         -                     (94)
                                                                              -------------------    -------------------
Net earnings                                                                           $    426               $    280
                                                                              ===================    ===================


Earnings (loss) per share:
  Basic
     Continuing operations                                                              $  1.16                $  1.64
     Discontinued operations                                                                 -                   (0.72)
     Cumulative effect of change in accounting principle (net of tax $0.15)                  -                   (0.23)
                                                                              -------------------    -------------------
     Net earnings                                                                       $  1.16                $  0.69
                                                                              ===================    ===================

  Diluted
     Continuing operations                                                              $  1.16                $  1.64
     Discontinued operations                                                                 -                   (0.72)
     Cumulative effect of change in accounting principle (net of tax $0.15)                  -                   (0.23)
                                                                              -------------------    -------------------
     Net earnings                                                                       $  1.16                $  0.69
                                                                              ===================    ===================

Weighted average number of common shares outstanding:
     Basic                                                                                  368                    403
     Diluted                                                                                369                    405


See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except par values)
                                   (unaudited)

                                                                                               October 30,          January 30,
                                                                                                      2003                 2003
                                                                                            -----------------    -----------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                                      $     43             $    162
   Accounts and notes receivable, net                                                                  660                  647
   Inventories                                                                                       3,191                2,973
   Assets held for sale                                                                                 68                  120
   Prepaid and other                                                                                   238                  366
                                                                                            -----------------    -----------------
     Total Current Assets                                                                            4,200                4,268

Land, buildings and equipment (net of accumulated depreciation and
  amortization of $6,682 and $6,158, respectively)                                                   9,158                9,029

Goodwill, net                                                                                        1,400                1,399

Intangibles, net                                                                                       196                  214

Other assets                                                                                           293                  301
                                                                                            -----------------    -----------------

Total Assets                                                                                      $ 15,247             $ 15,211
                                                                                            =================    =================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                               $  1,898             $  2,009
   Salaries and related liabilities                                                                    565                  599
   Self-insurance                                                                                      263                  244
   Current maturities of long-term debt and capital lease obligations                                  516                  119
   Other current liabilities                                                                           539                  477
                                                                                            -----------------    -----------------
     Total Current Liabilities                                                                       3,781                3,448

Long-term debt                                                                                       4,448                4,950

Capital lease obligations                                                                              313                  307

Self-insurance                                                                                         428                  367
Other long-term liabilities and deferred credits                                                       951                  942

Commitments and contingencies                                                                           -                    -

Stockholders' Equity
   Preferred stock - $1.00 par value; authorized - 10 shares; designated - 3 shares of
Series A Junior Participating; issued - none                                                            -                    -
   Common stock - $1.00 par value; authorized - 1,200 shares; issued - 367 shares
     and 372 shares, respectively                                                                      367                  372
   Capital in excess of par                                                                            147                  128
   Accumulated other comprehensive loss                                                                (96)                 (96)
   Retained earnings                                                                                 4,908                4,793
                                                                                            -----------------    -----------------
     Total Stockholders' Equity                                                                      5,326                5,197
                                                                                            -----------------    -----------------
Total Liabilities and Stockholders' Equity                                                        $ 15,247             $ 15,211
                                                                                            =================    =================

See Notes to Condensed Consolidated Financial Statements.

                                ALBERTSON'S, INC.
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                  (in millions)
                                   (unaudited)

                                                                                                  39 weeks ended
                                                                                    --------------------------------------------
                                                                                        October 30,               October 31,
                                                                                               2003                      2002
                                                                                    ------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                             $   426                   $   280
     Adjustments to reconcile net earnings to net cash
           provided by operating activities:
       Depreciation and amortization                                                            729                       708
       Net deferred income taxes and other                                                       18                        41
       Discontinued operations noncash charges                                                   -                        372
       Cumulative effect of change in accounting principle                                       -                         94
       (Increase) decrease in cash surrender value of insurance                                  (3)                       17
         Changes in operating assets and liabilities:
         Receivables, prepaid expenses and other                                                 82                       190
         Inventories                                                                           (218)                       36
         Accounts payable                                                                      (102)                       -
         Other current liabilities                                                               32                       (39)
           Self-insurance                                                                        79                        41
           Other                                                                                 17                       (15)
                                                                                    ------------------     ---------------------
                    Net cash provided by operating activities                                 1,060                     1,725

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                        (892)                   (1,050)
   Proceeds from disposal of land, buildings and equipment                                       56                        91
   Proceeds from disposal of assets held for sale                                                98                       472
   Other                                                                                         (8)                       10
                                                                                    ------------------     ---------------------
                    Net cash used in investing activities                                      (746)                     (477)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                                         (210)                     (232)
    Payments on long-term borrowings                                                           (115)                     (116)
   Stock purchases and retirements                                                             (108)                     (547)
   Proceeds from stock options exercised                                                         -                         16
                                                                                    ------------------     ---------------------
                    Net cash used in financing activities                                      (433)                     (879)

Net (Decrease) Increase in Cash and Cash Equivalents                                           (119)                      369

Cash and Cash Equivalents at Beginning of Period                                                162                        61
                                                                                    ------------------     ---------------------

Cash and Cash Equivalents at End of Period                                                  $    43                   $   430
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

As of October 30, 2003, the Company operated 2,312 stores in 31 states. Retail operations were supported by 17 major Company distribution operations, strategically located in the Company's operating markets. The Company also operated 227 fuel centers near existing stores.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 24, 2003. The results of operations for the 13 and 39 weeks ended October 30, 2003, are not necessarily indicative of results for a full year.

The Company's operating results and cash flows for the quarter ended October 31, 2002 differ from the previously reported results due to the impact of the change in the Company's method of accounting for vendor funds, as discussed in the Company's 2002 Annual Report on Form 10-K. The information presented in the financial statements reflects the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), in the fourth quarter of 2002, retroactive to the beginning of 2002.

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

Vendor Funds
The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of the vendor's products in the Company's advertising; placement of the vendor's products in prominent locations in the Company's stores; introduction of new products into the Company's distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities, such as volume commitment rebates and credits for purchasing products in advance of their need. The terms of vendor funds arrangements vary in length, from short term arrangements that are completed within a quarter, to long term arrangements that are expected to be completed within ten years.

Accounting for vendor funds is discussed in EITF 02-16, in which the EITF reached consensus on two issues in November 2002 and provided transition rules on those issues in January 2003 and March 2003. As a result of this guidance, the Company adopted a new method for recognizing the vendor funds for merchandising activities. As of the beginning of 2002, the Company recognizes as a reduction of cost of sales vendor funds for merchandising activities when the related products are sold. Under the previous accounting method for merchandising vendor funds, these credits were recognized as a reduction to cost of sales when the merchandising activity was performed in accordance with the underlying agreements. In connection with the implementation of this new accounting method, the Company recorded a charge in 2002 of $94, net of tax benefit of $60.

The amount of vendor funds reducing the Company's inventory ("inventory offset") as of October 30, 2003 was $134, an increase of $3 from the end of the second quarter of 2003 and a decrease of $18 from the beginning of 2003. The vendor funds inventory offset as of October 31, 2002 was $143, an increase of $8 from the end of the second quarter of 2002 and a decrease of $15 from the beginning of 2002. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company's grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company's vendor funds in 2002) and by average inventory turnover rates by department for the Company's remaining inventory.

Inventory
Net earnings reflects the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. Albertsons recorded pretax LIFO expense of $4 and $12 for the 13 week and 39 week periods ended October 30, 2003, respectively, and $0 and $10 for the 13 week and 39 week periods ended October 31, 2002, respectively.

Procurement, Distribution and Merchandising Costs
Cost of sales include, among other things, purchasing, inbound freight costs, product quality testing costs, warehousing costs, internal transfer costs, advertising, private label program costs and strategic sourcing program costs. Selling, general and administrative expenses include, among other things, merchandising planning and management costs, store-based purchasing and receiving costs and inventory management costs.

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

The following table represents the effect on net earnings and earnings per share that would have resulted if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                         13 weeks ended                   39 weeks ended
                                                  October 30,     October 31,      October 30,     October 31,
                                                         2003            2002             2003            2002
--------------------------------------------- ----------------- --------------- ---------------- ---------------
Net earnings as reported                               $   92          $  188           $  426          $  280

Add:   Stock-based    compensation   expense
  included in reported net earnings,  net of
  related tax effects                                       4               3               12               9

Deduct:   Total   stock-based   compensation
  expense  determined under fair value based
  method  for  all  awards,  net of  related
  tax effects                                             (11)            (11)             (34)            (35)
--------------------------------------------- ----------------- --------------- ---------------- ---------------
Net earnings  - pro forma                              $   85          $  180           $  404          $  254
============================================= ================= =============== ================ ===============

Basic earnings per share:
  As reported                                          $ 0.25          $ 0.47           $ 1.16          $ 0.69
  Pro forma                                              0.23            0.45             1.10            0.63
============================================= ================= =============== ================ ===============

Diluted earnings per share:
  As reported                                          $ 0.25          $ 0.47           $ 1.16          $ 0.69
  Pro forma                                              0.23            0.45             1.10            0.63
============================================= ================= =============== ================ ===============

Reclassifications
Certain reclassifications have been made to prior periods to conform to current year presentations.

NOTE B - NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the 39 weeks ended October 30, 2003.

In January 2003 the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this interpretation became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the 39 weeks ended October 30, 2003.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was effective for the Company in the 13 week period ended October 30, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's condensed consolidated financial statements for the 13 weeks ended October 30, 2003.

In  November  2003 the EITF  confirmed  as a  consensus  EITF  Issue No.  03-10,
"Application of EITF Issue No. 02-16, 'Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). EITF 03-10 will not impact the Company's existing accounting and reporting policies for manufacturers' coupons that can be presented at any retailer that accepts coupons. For arrangements with vendors that are entered into or modified after the start of fiscal year 2004, we will record the vendor reimbursement as a reduction of cost of sales (instead of sales) if the coupon can only be redeemed at a Company retail store. This modification to our accounting and reporting policies will only impact sales and cost of sales beginning in the Company's first quarter of 2004.

NOTE C - RESERVES FOR RESTRUCTURING ACTIVITIES, MARKET EXITS AND CLOSED STORES

In 2001 the Company recorded a pre-tax charge to earnings of $107 primarily for lease settlements and severance costs in connection with the closure of 165 stores and the reduction of overhead functions (the "2001 restructuring activities"). As of January 30, 2003, an accrual of $28 was recorded for these settlements and costs. During the 13 week and 39 week periods ended October 30, 2003, the Company paid $3 and $7, respectively, and had favorable lease termination settlements of $0 and $6, respectively, recorded in restructuring charges (credits) in the condensed consolidated earnings statements, leaving a balance of $15 as of October 30, 2003.

In 2002 the Company recorded a pre-tax charge to earnings of $51 primarily for lease settlements and severance costs in connection with the exit from four underperforming markets (the "2002 market exits"). As of January 30, 2003, an accrual of $11 was recorded for these settlements and costs. During the 13 week and 39 week periods ended October 30, 2003, the Company paid $0 and $3, respectively, leaving a balance of $8 as of October 30, 2003.

As of January 30, 2003, the Company had an accrual of $30 for closed store lease termination costs. During the 13 week period ended October 30, 2003, the Company recorded additional reserves of $3, had favorable lease termination settlements of $3 and paid $2. During the 39 week period ended October 30, 2003, the Company recorded additional reserves of $5, had favorable lease termination settlements of $9 and paid $8, leaving a balance of $18 as of October 30, 2003.

The Company also sold certain closed stores in the 39 week period ended October 30, 2003 which resulted in a gain of $6 (reflected in "Selling, general and administrative expenses" in the condensed consolidated earnings statement).

NOTE D - INTANGIBLES

The carrying amount of intangibles was as follows:

                                                                          October 30,            January 30,
                                                                                 2003                   2003
                                                                   --------------------   --------------------


            Amortizing:
               Favorable acquired operating leases                               $215                    $231
               Customer lists and other contracts                                  56                      53
                                                                   --------------------   --------------------
                                                                                  271                     284
            Accumulated amortization                                             (179)                   (173)
                                                                   --------------------   --------------------
                                                                                   92                     111
            Non-Amortizing:
               Liquor licenses                                                     40                      39
               Pension related intangible assets                                   64                      64
                                                                   --------------------   --------------------
                                                                                  104                     103
                                                                   --------------------   --------------------
                                                                                 $196                    $214
                                                                   ====================   ====================

NOTE E - CONTINGENCIES

Lawsuits,  claims and other legal matters
In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson's, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs' allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In October 2001 the court granted summary judgment against Sav-on Drug Stores, finding one of its bonus plans unlawful under plaintiffs' liability theory. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated and in August 2002 a class action with respect to the consolidated case was certified by the court. The Company has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v.
American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs' allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company's subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The California Supreme Court has accepted plaintiffs' request for review of this class decertification. The Gardner case is on hold pending the review of the Rocher class decertification issue by the California Supreme Court. The Company has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

An agreement was reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 80,000 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. A second claim process was ordered by the court, but the parties are still waiting for final instructions from the Court. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Contingent Lease Obligations
The Company is contingently liable for certain operating leases that were assigned to third parties in connection with various store closures and dispositions. If any of these third parties were to fail to perform their obligations under the lease, the Company could be responsible for the lease obligations. The Company was notified that certain of these third parties have become insolvent and are seeking bankruptcy protection. At October 30, 2003, approximately 23 store leases for which the Company is contingently liable were subject to the bankruptcy proceedings of such third parties and 20 of such had been rejected by the applicable third party. The Company has recorded pre-tax charges of $15 and $22 for the 13 week and 39 week periods ended October 30, 2003, respectively, which represents the remaining minimum lease payments and other payment obligations under the 20 rejected leases, less estimated sublease income and discounted at the Company's credit-adjusted risk free interest rate. Based on an internal analysis of the current status of the remaining assigned operating leases, the Company expects that any potential future losses for rejected assigned operating leases would not have a material adverse effect on its financial condition, results of operations or cash flows.

Note F- Computation of Earnings Per Share

                                                                              13 weeks ended
                                                    -------------------------------------------------------------------
                                                           October 30, 2003                   October 31, 2002
                                                       Basic            Diluted            Basic            Diluted
                                                    -------------     -------------    ---------------    -------------
Earnings (loss) from:
   Continuing operations                                   $ 92              $ 92               $190             $190
   Discontinued operations                                    -                 -                 (2)              (2)
                                                    -------------     -------------    ---------------    -------------
      Net earnings                                         $ 92              $ 92               $188             $188
                                                    =============     =============    ===============    =============

Weighted average common shares outstanding                  368               368                396              396
                                                    =============                      ===============
Potential common share equivalents                                              1                                   1
                                                                      -------------                       -------------
Weighted average shares outstanding                                           369                                 397
                                                                      =============                       =============

Earnings (loss) per common share and common share
equivalents:
   Continuing operations                                  $0.25             $0.25              $0.48            $0.48
   Discontinued operations                                    -                 -              (0.01)           (0.01)
                                                    -------------     -------------    ---------------    -------------
      Net earnings                                        $0.25             $0.25              $0.47            $0.47
                                                    =============     =============    ===============    =============

Calculation of potential common share equivalents:
   Options to purchase potential common shares                                  3                                   7
   Potential common shares assumed purchased
    with potential proceeds                                                    (2)                                 (6)
                                                                      -------------                       -------------
   Potential common share equivalents                                           1                                   1
                                                                      =============                       =============

Calculation of potential common shares
   assumed purchased with potential proceeds
    Potential proceeds from exercise of options
      to purchase common shares                                               $43                                $147
    Common stock price used under treasury
      stock method                                                         $20.54                              $26.03
                                                                      -------------                       -------------
    Potential common shares assumed
      purchased with potential proceeds                                         2                                   6
                                                                      =============                       =============

Anti-dilutive shares excluded from potential
   common share equivalents                                                    29                                  20
                                                                      =============                       =============

                                                                              39 weeks ended
                                                    -------------------------------------------------------------------
                                                           October 30, 2003                   October 31, 2002
                                                       Basic            Diluted            Basic             Diluted
                                                    -------------     -------------    ---------------    -------------
Earnings (loss) from:
   Continuing operations                                   $426              $426               $665             $665
   Discontinued operations                                    -                 -               (291)            (291)
   Cumulative effect of change in
    accounting principle                                      -                 -                (94)             (94)
                                                    -------------     -------------    ---------------    -------------
      Net earnings                                         $426              $426               $280             $280
                                                    =============     =============    ===============    =============

Weighted average common shares outstanding                  368               368                403              403
                                                    =============                      ===============
Potential common share equivalents                                              1                                   2
                                                                      -------------                       -------------
Weighted average shares outstanding                                           369                                 405
                                                                      =============                       =============

Earnings (loss) per common share and common share
equivalents:
   Continuing operations                                  $1.16             $1.16              $1.64            $1.64
   Discontinued operations                                    -                 -              (0.72)           (0.72)
   Cumulative effect of change in
    accounting principle                                      -                 -              (0.23)           (0.23)
                                                    -------------     -------------    ---------------    -------------
      Net earnings                                        $1.16             $1.16              $0.69            $0.69
                                                    =============     =============    ===============    =============

Calculation of potential common share equivalents:
   Options to purchase potential common shares                                  3                                   9
   Potential common shares assumed purchased
    with potential proceeds                                                    (2)                                 (7)
                                                                      -------------                       -------------
   Potential common share equivalents                                           1                                   2
                                                                      =============                       =============

Calculation of potential common shares
   assumed purchased with potential proceeds
    Potential proceeds from exercise of options
      to purchase common shares                                               $48                                $215
    Common stock price used under treasury
      stock method                                                         $19.90                              $29.61
                                                                      -------------                       -------------
    Potential common shares assumed
      purchased with potential proceeds                                         2                                   7
                                                                      =============                       =============

Anti-dilutive shares excluded from potential
   common share equivalents                                                    30                                  19
                                                                      =============                       =============

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Albertson's, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Albertson's, Inc. and subsidiaries ("Albertsons") as of October 30, 2003, and the related condensed consolidated earnings statements and cash flow statements for the thirteen and thirty-nine week periods ended October 30, 2003 and October 31, 2002. These interim financial statements are the responsibility of Albertson's management.

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

Boise, Idaho
December 4, 2003

                                ALBERTSON'S, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of operations for the 13 week period ended October 30, 2003 were unfavorably impacted by two labor disputes, primarily the ongoing labor dispute in Southern California (the "Labor Dispute"), and, to a much lesser degree, a contract renewal at one of our Midwest distribution centers. These labor disputes resulted in decreased sales in our Southern California combination food and drug and conventional stores and decreased gross margin as a result of inventory shrink, sales mix changes and increased distribution costs.

Pursuant to the terms of a multi-employer bargaining arrangement among the Company, The Kroger Co. and Safeway Inc. (the "Retailers"), the Company "locked out" its retail union associates in Southern California food stores on October 12, 2003. This followed the United Food and Commercial Workers' ("UFCW") decision to conduct a strike at Safeway Inc.'s Southern California Vons Supermarket stores on October 11, 2003. In connection with the decision of the Retailers to engage in multi-employer bargaining with the UFCW, the Retailers entered into agreements which provide for "lock outs" in the event that any Retailer is struck at any or all of its facilities when the other Retailers are not and contain a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s). No payments are made or received under said provision of the agreements until the conclusion of the Labor Dispute, at which time only net amounts will be paid. Amounts accrued under these agreements during the current quarter did not have a material effect on the Company's financial position, results of operations or cash flows. However, there can be no assurance as to the future impact of these agreements on the Company.

On November 26, 2003, the Company received notice from the State of California's Attorney General's Office that it had opened an investigation into possible antitrust violations related to the agreements referred to above. The Company believes that the agreements are lawful, and that similar agreements are not uncommon in joint bargaining situations. The Company intends to vigorously defend itself in any proceedings related to this investigation.

Following the start of the "lock out", the Company implemented its labor dispute operations plan which included the hiring and training of temporary workers, temporarily reassigning key associates from other divisions and increasing store security. As of December 8, 2003 the Labor Dispute is on-going.

13 week period ended October 30, 2003

Sales were $8,796 and $8,657 in the 13 week periods ended October 30, 2003 and October 31, 2002, respectively. The sales growth for the 13 week period ended October 30, 2003 as compared to the prior year was generated primarily by sales at stores opened during the past year, partially offset by reductions in sales in Southern California as a result of the Labor Dispute. Comparable store sales for the total Company, which includes sales at replacement stores, decreased 0.8% and identical store sales decreased 1.1%. Excluding food and drug stores in our Southern California Division for the last 19 days of the 13 week periods ended October 30, 2003 and October 31, 2002, comparable store sales increased 0.7% and identical store sales increased 0.3%.

The following table reconciles actual comparable store sales and identical store sales to adjusted comparable store sales and identical store sales as presented herein. The Company presents these non-GAAP financial measures because it believes a comparison of actual to adjusted store sales data is useful to investors to communicate management's belief of the impact of the Labor Dispute on trends in sales experienced during the majority of the third quarter.

                                                            Actual            Labor                Adjusted
                                                          Comparable         Dispute              Comparable
                                                         Store Sales       Adjustment             Store Sales
------------------------------------------------------ ------------------ --------------- ----- ------------------
  13 weeks ended October 30, 2003                           $  8,460            $ (280)    (1)       $ 8,180
  13 weeks ended October 31, 2002                              8,528              (402)    (2)         8,126
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Year to year change                                            (68)                                     54
  13 weeks ended October 31, 2002                              8,528                                   8,126
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Comparable store sales percent                                (0.8)%                                   0.7%
====================================================== ================== =============== ===== ==================


                                                       Actual Identical       Labor                Adjusted
                                                         Store Sales         Dispute               Identical
                                                                           Adjustment             Store Sales
------------------------------------------------------ ------------------ --------------- ----- ------------------
  13 weeks ended October 30, 2003                           $  8,348            $ (274)    (3)       $ 8,074
  13 weeks ended October 31, 2002                              8,443              (397)    (4)         8,046
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Year to year Change                                            (95)                                     28
  13 weeks ended October 31, 2002                              8,443                                   8,046
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Identical store sales percent                                 (1.1)%                                   0.3%
====================================================== ================== =============== ===== ==================

(1) Represents the change in comparable Southern California Division food and drug store sales in 2003 during the last 19 days of the third quarter. Includes the effect of minimal incremental benefits in Southern California drug store sales during the last 19 days of the quarter that the Company believes were due primarily to the Labor Dispute. The third quarter labor dispute outside of Southern California did not impact sales.

(2) Represents the change in comparable Southern California Division food and drug store sales in 2002 during the last 19 days of the third quarter.

(3) Represents the change in identical Southern California Division food and drug store sales in 2003 during the last 19 days of the third quarter. Includes the effect of minimal incremental benefits in Southern California drug store sales during the last 19 days of the quarter that the Company believes were due primarily to the Labor Dispute. The third quarter labor dispute outside of Southern California did not impact sales.

(4) Represents the change in identical Southern California Division food and drug store sales in 2002 during the last 19 days of the third quarter.

During the 13 week period ended October 30, 2003, the Company opened 12 combination food and drug stores, seven stand-alone drugstores and two fuel centers, while closing two combination food and drug stores, three conventional stores, and seven stand-alone drugstores. Management estimates that overall inflation in products the Company sells was approximately 1.1% over the twelve months ended October 30, 2003, as compared to deflation of 0.7% in the twelve months ended October 31, 2002.

Gross profit, as a percentage of sales, in the 13 week period ended October 30, 2003 declined 49 basis points to 28.7% as compared to the 13 week period ended October 31, 2002. This was a result of decreased sales leverage due to the Labor Dispute and the Company's decision to invest gross margin in key product categories (primarily in the grocery and general merchandise departments) and selected geographic markets to maintain market share, as well as increased Company-wide promotional pricing. The effect of lower pricing was partially offset by realized cost savings as part of the Company's strategic sourcing program and private label sales growth. The pharmacy department's gross profit as a percentage of sales improved in 2003 versus 2002 primarily due to increased generic substitution.

Selling, general and administrative expenses, as a percent of sales, increased to 25.8% for the 13 week period ended October 30, 2003, as compared to 24.9% for the 13 week period ended October 31, 2002. This increase was primarily attributable to the lack of sales leverage due to the Labor Dispute as well as higher employee benefit costs, depreciation, contingent lease charges, salaries and wages and workers' compensation costs. Labor Dispute costs were primarily related to the hiring and training of temporary workers, travel costs for temporarily reassigned key associates from other Company divisions, increased store security and legal costs. The higher benefit costs experienced during the quarter are due, in part, to increases in mandatory contributions to multi-employer health care and pension plans to which the Company contributes. Contribution amounts are established under the Company's collective bargaining agreements, which are up for renewal at varying times over the next several years. If the health care and pension plan provisions of certain of these collective bargaining agreements cannot be renegotiated in a manner that reduces the prospective health care and pension costs of the Company as the Company intends, the Company's selling, general and administrative expenses could continue to increase, possibly significantly, in the future.

Restructuring charges during the 13 week period ended October 30, 2003 totaled $4 as compared to credits of $7 in the corresponding period in 2002. The increase in restructuring charges in 2003 as opposed to 2002 was primarily due to losses on disposition of assets and reductions in the estimated fair market values of assets to be sold related to the Company's 2001 restructuring activities.

The decrease in other (expenses) income, net of $8 for the 13 week period ended October 30, 2003, as compared to the corresponding period in 2002, relates to losses in the earnings of minority equity investments.

Interest, net, during the 13 week period ended October 30, 2003 totaled $99 as compared with $88 for the corresponding period in the prior year. This increase was attributable to less interest being capitalized on construction projects during 2003. The decrease in capitalized interest was due to an overall reduction in capital expenditures, particularly for new stores.

Earnings from continuing operations were $92 for the 13 week period ended October 30, 2003 compared to $190 for the 13 week period ended October 31, 2002. This decrease was due to a reduction in identical store sales of 1.1%, a decrease in gross margin, the impact of the labor disputes, and increases in employee benefit costs, depreciation, contingent lease charges, salaries and wages and workers' compensation costs.

The Company's effective tax rate for the 13 week period ended October 30, 2003 was 38.4% as compared to 36.4% for the 13 week period ended October 31, 2002. For the 13 week period ended October 31, 2002, the rate was reduced to 36.4% to reflect updated estimates of federal and state taxes in 2002 which were lower than amounts previously estimated.

Net earnings were $92 or $0.25 per diluted share for the 13 week period ended October 30, 2003, compared to net earnings of $188 or $0.47 per diluted share for the 13 week period ended October 31, 2002. This decline was the result of the decrease in earnings from continuing operations.

39 week period ended October 30, 2003
Sales were $26,789 and $26,519 for the 39 week periods ended October 30, 2003 and October 31, 2002, respectively. The sales growth for the 39 week period ended October 30, 2003 as compared to the prior year was generated primarily by sales at stores opened in the past year, partially offset by a decrease in comparable store sales of 0.9% and a decrease in identical store sales of 1.3% for the 39 week period ended October 30, 2003. Also impacting results were reduced sales in Southern California as a result of the Labor Dispute. Excluding food and drug stores in Southern California for the last 19 days of the 39 week periods ended October 30, 2003 and October 31, 2002, comparable store sales decreased 0.5% and identical store sales decreased 0.8%.

The following table reconciles actual comparable store sales and identical store sales to adjusted comparable store sales and identical store sales as presented herein. The Company presents these non-GAAP financial measures because it believes a comparison of actual to adjusted store sales data is useful to investors to communicate management's belief of the impact of the Labor Dispute on trends in sales experienced during the majority of the third quarter.

                                                            Actual             Labor                Adjusted
                                                          Comparable          Dispute              Comparable
                                                         Store Sales        Adjustment             Store Sales
------------------------------------------------------ ------------------ --------------- ----- ------------------
  39 weeks ended October 30, 2003                         $   25,586            $ (276)    (1)      $ 25,310
  39 weeks ended October 31, 2002                             25,824              (398)    (2)        25,426
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Year to year change                                           (238)                                   (116)
  39 weeks ended October 31, 2002                             25,824                                  25,426
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Comparable store sales percent                                (0.9)%                                  (0.5)%
====================================================== ================== =============== ===== ==================


                                                       Actual Identical        Labor                Adjusted
                                                         Store Sales          Dispute               Identical
                                                                            Adjustment             Store Sales
------------------------------------------------------ ------------------ --------------- ----- ------------------
  39 weeks ended October 30, 2003                         $  25,172             $ (269)    (3)      $ 24,903
  39 weeks ended October 31, 2002                            25,504               (392)    (4)        25,112
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Year to year change                                          (332)                                    (209)
  39 weeks ended October 31, 2002                            25,504                                   25,112
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Identical store sales percent                                (1.3)%                                   (0.8)%
====================================================== ================== =============== ===== ==================

(1) Represents the change in comparable Southern California Division food and drug store sales in 2003 during the last 19 days of the third quarter. Includes the effect of minimal incremental benefits in Southern California drug store sales during the last 19 days of the quarter that the Company believes were due primarily to the Labor Dispute. The third quarter labor dispute outside of Southern California did not impact sales.

(2) Represents the change in comparable Southern California Division food and drug store sales in 2002 during the last 19 days of the third quarter.

(3) Represents the change in identical Southern California Division food and drug store sales in 2003 during the last 19 days of the third quarter. Includes the effect of minimal incremental benefits in Southern California drug store sales during the last 19 days of the quarter that the Company believes were due primarily to the Labor Dispute. The third quarter labor dispute outside of Southern California did not impact sales.

(4) Represents the change in identical Southern California Division food and drug store sales in 2002 during the last 19 days of the third quarter.

For the 39 week period ended October 30, 2003, the Company opened 52 combination food and drug stores, 21 stand-alone drugstores and 28 fuel centers, while closing 11 combination food and drug stores, 17 conventional stores and 20 stand-alone drugstores.

Gross profit, as a percentage of sales, decreased 51 basis points for the 39 week period ended October 30, 2003 to 28.8% as compared to the corresponding period in 2002. This decrease in gross profit resulted from the lack of sales leverage due to the Labor Dispute and the Company's decision to lower sales prices in key product categories (primarily in the grocery and general merchandise departments) and selected geographic markets to maintain market-share, as well as increased promotional pricing Company-wide. The effect of lower pricing was partially offset by realized cost savings as part of the Company's strategic sourcing program and private label sales growth. The pharmacy department's gross profit as a percentage of sales improved in 2003 versus 2002 primarily due to increased generic substitution.

Selling, general and administrative expenses for the 39 week period ended October 30, 2003, as a percent of sales, increased to 25.1% as compared to 24.2% in the corresponding period in the prior year. This increase was primarily due to lack of sales leverage due to the Labor Dispute as well as increased depreciation, employee benefits, workers' compensation costs and contingent lease charges.

Earnings from continuing operations were $426 for the 39 week period ended October 30, 2003, compared to earnings from continuing operations of $665 for the 39 week period ended October 31, 2002. This decrease was due to a decrease in identical store sales of 1.3%, a decrease in gross margin and an increase in depreciation, employee benefits, workers' compensation costs and contingent lease charges.

The decrease in other expenses from $16 in 2002 to $6 in 2003 relates to unfavorable market adjustments in the prior year of $17 to the cash surrender value of company owned life insurance policies used to fund the Company's obligations under deferred compensation plans for its officers, key employees and directors, partially offset by increased losses in the earnings of minority interest equity investments in 2003.

Interest, net, during the 39 week period ended October 30, 2003 totaled $307 as compared with $296 in the prior year. This increase was attributable to less interest being capitalized on construction projects during 2003. The decrease in capitalized interest was due to an overall reduction in the capital expenditures, particularly for new stores.

Net earnings were $426 or $1.16 per diluted share for the 39 week period ended October 30, 2003, compared to net earnings of $280 or $0.69 per diluted share for the 39 week period ended October 31, 2002. The improvement in 2003 was a result of a charge of $291 in 2002 related to a strategic decision to exit underperforming markets and a charge of $94 in 2002 related to the adoption of a new accounting principle for the recognition of vendor funds, partially offset by the reduction in earnings from continuing operations in 2003.

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

Vendor Funds
The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of the vendor's products in the Company's advertising; placement of the vendor's products in prominent locations in the Company's stores; introduction of new products into the Company's distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities, such as volume commitment rebates and credits for purchasing products in advance of their need. The terms of vendor funds arrangements vary in length, from short term arrangements that are completed within a quarter, to long term arrangements that are expected to be completed within ten years.

Accounting for vendor funds is discussed in EITF 02-16, in which the EITF reached consensus on two issues in November 2002 and provided transition rules on those issues in January 2003 and March 2003. As a result of this guidance, the Company adopted a new method for recognizing the vendor funds for merchandising activities. As of the beginning of 2002, the Company recognizes as a reduction of cost of sales vendor funds for merchandising activities when the related products are sold. Under the previous accounting method for merchandising vendor funds, these credits were recognized as a reduction to cost of sales when the merchandising activity was performed in accordance with the underlying agreements. In connection with the implementation of this new accounting method, the Company recorded a charge in 2002 of $94, net of tax benefit of $60.

The amount of vendor funds reducing the Company's inventory ("inventory offset") as of October 30, 2003 was $134, an increase of $3 from the end of the second quarter of 2003 and a decrease of $18 from the beginning of 2003. The vendor funds inventory offset as of October 31, 2002 was $143, an increase of $8 from the end of the second quarter of 2002 and a decrease of $15 from the beginning of 2002. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company's grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company's vendor funds in 2002) and by average inventory turnover rates by department for the Company's remaining inventory.

Recent Accounting Standards
In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the 39 weeks ended October 30, 2003.

In January 2003 the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this interpretation became effective for the Company on January 31, 2003, and did not have a material effect on the Company's condensed consolidated financial statements for the 39 weeks ended October 30, 2003.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was effective for the Company in the 13 week period ended October 30, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's condensed consolidated financial statements for the 13 weeks ended October 30, 2003.

In  November  2003 the EITF  confirmed  as a  consensus  EITF  Issue No.  03-10,
"Application of EITF Issue No. 02-16, 'Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). EITF 03-10 will not impact the Company's existing accounting and reporting policies for manufacturers' coupons that can be presented at any retailer that accepts coupons. For arrangements with vendors that are entered into or modified after the start of fiscal year 2004, we will record the vendor reimbursement as a reduction of cost of sales (instead of sales) if the coupon can only be redeemed at a Company retail store. This modification to our accounting and reporting policies will only impact sales and cost of sales beginning in the Company's first quarter of 2004.

Liquidity and Capital Resources
Cash provided by operating activities during the 39 weeks ended October 30, 2003 was $1,060 compared to $1,725 for the same period in the prior year. The decrease in 2003, as compared to 2002, was due primarily to a decrease in earnings from continuing operations; an increase in inventories due to increased store count and increased safety stock attributable to the Labor Dispute; and a decrease in accounts payable due to timing of disbursements.

Cash flow used by investing activities during the 39 weeks ended October 30, 2003 increased to $746 compared to $477 in 2002. This increase was a result of 2002 investing activities that included proceeds from the sale of assets (associated with the 2001 restructuring activities and the 2002 market exits) that were $409 greater than asset sale proceeds received in 2003, partially offset by lower capital expenditures in 2003. The Company is continuing to implement its 2003 capital expenditure plan, which includes outlays for new stores, store remodels and information technology.

The Company utilizes its commercial paper and bank line programs primarily to supplement cash required for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings may fluctuate between reporting periods. The Company had no commercial paper borrowings outstanding at October 30, 2003 and January 30, 2003.

The Company has three credit facilities totaling $1,400. These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage, as defined, of no less than 2.7 times. As of October 30, 2003, the Company was in compliance with these requirements. No borrowings were outstanding under these credit facilities as of October 30, 2003.

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective in February 2001 (the "2001 Registration Statement"), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of Albertsons common stock. As of October 30, 2003, up to $2,400 of debt securities remain available for issuance under the Company's 2001 Registration Statement.

The Company's Board of Directors extended the Company's stock buyback program on December 9, 2002, authorizing, at management's discretion, the Company to purchase and retire up to $500 of the Company's common stock beginning January 1, 2003 and ending December 31, 2003. In the first quarter of 2003, the Company repurchased 5.3 million shares of its common stock for a total expenditure of $108 at an average price of $20.26 per share. During the first three quarters of 2002, 20.9 million shares were purchased and retired under the buyback program for a total expenditure of $547 at an average price of $26.18 per share. Since the first quarter of 2003 the Company has not repurchased any shares of its common stock.

Contractual Obligations and Commercial Commitments
The Company had outstanding letters of credit of $91 as of October 30, 2003, consisting of $76 of standby letters of credit covering primarily workers' compensation or performance obligations and $15 of commercial letters of credit supporting the Company's merchandise import program.

Except as disclosed under "Contingent Lease Obligations" in Note E to the unaudited condensed consolidated financial statements included elsewhere in this report, there have been no other material changes regarding the Company's contractual obligations and commercial commitments from the information provided in Note Y "Contractual Obligations and Commitments" in the Company's 2002 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
The Company had no significant off-balance sheet arrangements (including equity method investments) as of October 30, 2003. Investments that are accounted for under the equity method have no liabilities associated with them that are material to the Company.

Related Party Transactions
There were no material related party transactions during the 39 week period ended October 30, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2002 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e) as of October 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

In October 2003, the Company implemented a new general ledger system, which included new hardware and software. This is the first phase of a multi-year effort to improve the Company's financial systems. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include deploying resources to mitigate internal control risks, processing the new system parallel with the legacy system for five months and performing multiple levels of reconciliations.

Other than as described above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995
All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company's expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties. These statements may relate to, among other things: non-GAAP financial measures included in this filing; statements of expectation regarding the third quarter 2003 results had the Labor Dispute in Southern California not occurred; investing to increase sales; changes in cash flow; increases in insurance and employee benefit costs; attainment of cost reduction goals; impacts of the Southern California Labor Dispute; achieving sales increases and increases in comparable and identical sales; opening and remodeling stores; and the Company's five strategic imperatives. These statements are indicated by words or phrases such as "expects," "plans," "believes," "estimate," and "goal." In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); labor negotiations, particularly the result of negotiations related to the current Labor Dispute in Southern California; adverse determinations with respect to litigation or other claims (including environmental matters); employee benefit costs; the Company's ability to recruit, retain and develop employees; the Company's ability to develop new stores or complete remodels as rapidly as planned; the Company's ability to implement new technology successfully; stability of product costs; the Company's ability to integrate the operations of acquired or merged companies; the Company's ability to execute its restructuring plans; the Company's ability to achieve its five strategic imperatives; and other factors affecting the Company's business in or beyond the Company's control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; changes in the general economy; and changes in interest rates.

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

In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson's, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs' allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In October 2001 the court granted summary judgment against Sav-on Drug Stores, finding one of its bonus plans unlawful under plaintiffs' liability theory. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated and in August 2002 a class action with respect to the consolidated case was certified by the court. The Company has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v.
American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs' allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company's subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The California Supreme Court has accepted plaintiffs' request for review of this class decertification. The Gardner case is on hold pending the review of the Rocher class decertification issue by the California Supreme Court. The Company has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

An agreement was reached, and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho, and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 80,000 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. A second claim process was ordered by the court, but the parties are still waiting for final instructions from the Court. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On November 1, 2001, the Environmental Protection Agency ("EPA") notified Jewel Food Stores, an indirect wholly-owned subsidiary of the Company, of alleged violations of the Clean Air Act. No notice of violation was issued, but the Company and the EPA entered into discussions that are expected to result in a consent decree establishing technical protocols for the refrigerant management program; setting a penalty of $0.1; and requiring the installation of and changes to a non-ozone depleting refrigerant.

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

a.       Exhibits


             10.47        Form of Director Indemnification Agreement*

             15           Letter re: Unaudited Interim Financial Statements

             31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           --------------
           * Management contract required to be filed as an exhibit hereto.

b. The following reports on Form 8-K were filed or furnished during the quarter ended October 30, 2003.

           Current report on Form 8-K dated September 26, 2003 filed pursuant to
           Item  5,   Other  Events,   regarding  amendments  to  the  Company's
           stockholder rights plan.

           Current report on Form 8-K dated September 4, 2003 furnished pursuant to Item 12, Results of Operations and Financial Condition, including the Company's press release which discussed the Company's sales and earnings for the second quarter of 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ALBERTSON'S, INC.
                           -----------------------------------------------------
                                                (Registrant)



Date: December 8, 2003     /S/ Felicia D. Thornton
                           -----------------------------------------------------
                           Felicia D. Thornton
                           Executive Vice President
                             and Chief Financial Officer