Form 10-K
period 2004-01-29
ALBERTSONS INC /DE/
filed 2004-03-29
CIK 3333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-K
                         -------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended January 29, 2004 Commission file number
                                     1-6187

                                ALBERTSON'S, INC.
    ------------------------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)

           Delaware                                       82-0184434
-----------------------------------      ---------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho                          83726
-----------------------------------------------                       ---------
    (Address of principal executive offices)                          (Zip Code)

                                 (208) 395-6200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE

     Title of each class               Name of each exchange on which registered
-----------------------------          -----------------------------------------
Common Stock, $1.00 par value          New York Stock Exchange
                                       Pacific Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes  x    No
                                      -----     -----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $6.4 billion.

     The number of shares of the registrant's common stock, $1.00 par value, outstanding as of March 22, 2004 was 367.8 million.

                       Documents Incorporated by Reference

     Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Shareholders to be held on June 10, 2004 to be filed within 120 days after the Registrant's year ended January 29, 2004, portions of which are incorporated by reference into Part III of this Form 10-K.

                                ALBERTSON'S, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

Item                                                                                                    Page

                                     PART I
---------- ------------------------------------------------------------------------------------- ----------------

           Cautionary Statement                                                                         3

 1.        Business                                                                                     3

 2.        Properties                                                                                   7

 3.        Legal Proceedings                                                                            9

 3A.       Executive Officers of the Registrant                                                        11

 4.        Submission of Matters to a Vote of Security Holders                                         12

---------- ------------------------------------------------------------------------------------- ----------------


                                     PART II
---------- ------------------------------------------------------------------------------------- ----------------
 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer               13
           Purchases of Equity Securities

 6.        Selected Financial Data                                                                     14

 7.        Management's Discussion and Analysis of Financial Condition and Results of                  15
           Operations

 7A.       Quantitative and Qualitative Disclosures About Market Risk                                  29

 8.        Financial Statements and Supplementary Data                                                 30

 9.        Change In and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                                        60

 9A.       Controls and Procedures                                                                     60

---------- ------------------------------------------------------------------------------------- ----------------


                                    PART III
---------- ------------------------------------------------------------------------------------- ----------------
10.        Directors and Executive Officers of the Registrant                                          61

11.        Executive Compensation                                                                      61

12.        Security Ownership of Certain Beneficial Owners and Management and Related                  61
           Stockholder Matters

13.        Certain Relationships and Related Transactions                                              61

14.        Principal Accountant Fees and Services                                                      61


                                     PART IV
---------- ------------------------------------------------------------------------------------- ----------------
15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                             62


SIGNATURES

                                     PART I

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995
All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company's expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties. These statements may relate to, among other things: statements of expectation regarding the results of operations had the labor dispute in southern California not occurred; investing to increase sales; changes in cash flow; increases in general liability costs, workers' compensation costs and employee benefit costs; attainment of cost reduction goals; impacts of the southern California labor dispute; impacts of the completion of the acquisition of JS USA Holdings Inc.; achieving sales increases and increases in comparable and identical sales; opening and remodeling stores; and the Company's five strategic imperatives. These statements are indicated by words or phrases such as "expects," "plans," "believes," "estimate," and "goal." In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); labor negotiations; adverse determinations with respect to litigation or other claims (including environmental matters); employee benefit costs; continued solvency of third parties on leases the Company has guaranteed; the Company's ability to recruit, retain and develop employees; the Company's ability to develop new stores or complete remodels as rapidly as planned; the Company's ability to implement new technology successfully; stability of product costs; the Company's ability to integrate the operations of acquired or merged companies, including JS USA Holding Inc.; the Company's ability to execute its restructuring plans; the Company's ability to achieve its five strategic imperatives; and other factors affecting the Company's business in or beyond the Company's control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; changes in the general economy; and changes in interest rates.

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


Item 1.  Business.

General
     Albertson's, Inc. ("Albertsons" or the "Company") is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.
A. Albertson in 1939. The Company's general offices are located at 250 Parkcenter Boulevard, Boise, Idaho 83706 and its telephone number is (208) 395-6200. Information about the Company is available on the internet at www.albertsons.com.

     Based on sales, the Company is one of the largest retail food and drug chains in the world. As of January 29, 2004, the Company operated 2,305 retail stores in 31 states. These retail stores consist of 1,351 combination food-drug stores, 707 stand-alone drugstores and 247 conventional and warehouse stores. The Company also operated 228 fuel centers near existing stores. Retail operations are supported by 17 major Company distribution centers. These distribution centers provide product exclusively to the Company's retail stores.

     The Company's operations are within a single operating segment, the retail sale of food and drug merchandise. All the Company's operations are within the United States. As of January 29, 2004, the Company's stores operated under the banners Albertsons, Albertsons Express, Albertsons-Osco, Albertsons-Sav-on, Jewel, Jewel-Osco, Acme, Sav-on Drugs, Osco Drug, Max Foods and Super Saver Foods. The Company has invested in these brands, their development and protection and considers them important assets.

     The Company's fiscal year ends on the Thursday nearest to January 31. As a result, the Company's fiscal year includes a 53rd week every 5 to 6 years. Fiscal years 2003, 2002 and 2001 each contained 52 weeks and ended on January 29, 2004, January 30, 2003 and January 31, 2002. The Company's fiscal year 2004 contains 53 weeks and ends on February 3, 2005.

     The Company continues to be focused on its five strategic imperatives that serve as a guide and a filter for the Company's initiatives and actions. These five imperatives are: 1) Aggressive cost and process control, 2) Maximize return on invested capital, 3) Customer-focused approach to growth, 4) Company-wide focus on technology and 5) Energized associates. With these imperatives in mind, the Company announced on July 18, 2001 the initial restructuring plan of divesting 165 underperforming retail stores and consolidation and elimination of four division offices. The Company announced on March 13, 2002 the second phase of restructuring which included exiting four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This restructuring phase involved divesting 95 stores and two distribution centers and included the reduction of division offices from 15 to 11. On January 30, 2004, the Company announced a new organizational structure in its Dallas/Fort Worth division intended to eliminate layers of management and streamline operations. On February 20, 2004, the Company announced plans to further consolidate its 11 divisions to seven and to create a new eighth division to develop new formats, including price impact stores.

     All dollar amounts in this report are in millions, except per share data.

Retail Formats
     As of January 29, 2004, the Company's retail operations were organized into 11 divisions, based primarily on geographic boundaries. The division staff is responsible for day-to-day operations and for executing marketing and merchandising programs. This structure allows the division level employees, who are closest to the customer, to implement strategies tailored to each of the neighborhoods that the Company serves. In February 2004, the Company announced its plans to further consolidate its 11 divisions to eight.

     The Company's combination food-drug stores are super grocery and drug stores under one roof and range in size from 31,000 to 107,000 square feet. Most of these stores offer prescription drugs and an expanded section of cosmetics and general merchandise in addition to specialty departments such as service seafood and meat, bakery, lobby/video, service delicatessen, liquor and floral. Many also offer meal centers, party supply centers, coffee bars, in-store banks, dry cleaning, photo processing and destination categories for beverages, snacks, pet care products, paper products and baby care merchandise. All shopping areas are served by a common set of checkstands.

     Albertsons strategic advantage in today's marketplace comes from the Company's unique heritage in two market formats - food stores and drugstores. Albertsons has decades of experience in serving customers in both market formats. This unique position in the marketplace has enabled the Company to bring together separate retail brands, creating the dual brand combination stores that leverage the Company's separate food and drug experience and brand equity. The Company began expanding the dual brand combo concept in 2001 and has continued to roll-out the dual brand concept through 2003.

     The Company's stand-alone drugstores offer convenient shopping and prescription pickup as well as a wide assortment of general merchandise, health and beauty care products, over-the-counter medication, greeting cards and photo processing. The Company's drugstores are typically located on corners and many offer a drive-thru pharmacy. The Company's stand-alone drugstores average 18,500 square feet.

     The Company's other store formats include conventional supermarkets and warehouse stores. These stores offer a full selection in the basic departments of grocery, meat, produce, dairy and limited general merchandise. Many locations have a pharmacy, in-store bakery and service delicatessen.

     As of January 29, 2004, the Company operated 228 fuel centers in 22 states. Fuel centers are generally located in the parking lots of the Company's stores. These centers feature three to six fuel pumps and a small building, ranging in size from a pay-only kiosk to a convenience store.

     In November 1999 Albertsons introduced its own grocery delivery Web site when Albertsons.com entered the Seattle, Washington market. Since the launch of Albertsons.com, the Company has continued to introduce this service to more areas. As of January 29, 2004, Albertsons.com operated in and around San Diego, Los Angeles, San Francisco, San Jose and Oakland, California; Boise, Idaho; Las Vegas, Nevada; Portland, Oregon; Dallas/Fort Worth, Texas; and Seattle and Vancouver, Washington. By using its brick-and-mortar stores, Albertsons has evolved its online model to take advantage of its retail grocery expertise, brand recognition and existing infrastructure. With more than four years of experience, Albertsons.com offers a reliable and proven online grocery service that delivers products direct from the store to the customers' location.

     Savon.com, Albertsons online drugstore, serves the Company's customers nationwide. Savon.com has a nationwide online pharmacy service that offers sundry items, new and refill prescriptions and consumer health information. The Web site allows customers across the country the freedom to have new or refilled prescriptions ready for pickup at any local Albertsons food or drug store or mailed to their location of preference.


Marketing and Merchandising
     The Company's brand promise is to "Make Life Easier for our Customers". This is reinforced to customers through associate education and print and media advertising. With this brand promise in mind, the Company strives to merchandise stores to cater to the neighborhoods served. For example, some stores offer a variety of products in categories such as Asian, Hispanic and kosher foods.

     The Company supplies its stores with merchandise through its distribution centers and outside suppliers, or directly from manufacturers, in an effort to obtain merchandise at the lowest possible cost. The Company believes that it is not dependent on any one supplier and considers its relations with its suppliers to be satisfactory.

     Management believes that retail stores offering a broad array of products and time-saving services are perceived by customers as part of a solution to today's lifestyle demands. Accordingly, a principal component of the Company's merchandising strategy is to design stores that offer these solutions. In the Company's prototype stores, pharmacies, in-store bakeries and delicatessens, prepared foods sections and gourmet coffee service are available. These stores also feature a selection of prepared foods and many of these stores offer daily selections of home meal replacement items, such as rotisserie chicken, chicken cordon blue, tamales, meat loaf and other dinner entrees, sandwiches, pre-packaged salads and prepared fresh vegetables. The bakery in these stores offers an expanded selection of baked goods and self-service selections. Finally, the Company has joined forces with other retailers (Toys R Us, Starbucks and Krispy Kreme) to provide a wider selection of quality merchandise to its customers.

     All of the Company's stores carry a broad range of national brands and offer private label brand products in many merchandise categories. During 2003 the Company launched its premium private label brand, Essensia and through January 29, 2004 had introduced 125 Essensia products across numerous categories. The Company's stores provide consumer information such as nutritional signing in the meat and produce departments, freshness code dating, unit pricing, meal ideas and food information pamphlets.

Employees
     As of January 29, 2004, the Company employed approximately 212,000 people, which included approximately 198,000 regular workers and 14,000 replacement workers in stores directly impacted by the now resolved labor dispute in southern California. As of January 29, 2004, approximately 58% of the Company's employees were covered by collective bargaining agreements, primarily with the United Food and Commercial Workers and International Brotherhood of Teamsters. Labor agreements covering approximately 45,000 associates expire during 2004. Negotiations with respect to some of these contracts have commenced. There can be no assurances that the Company will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms.

     The  Company   considers  its  present   relations  with  employees  to  be
satisfactory. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

Environmental
     The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and groundwater contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of properties). The Company conducts an ongoing program for the inspection and evaluation of potential new sites and the remediation and monitoring of contamination at existing and previously owned sites. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the costs of required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Environmental remediation costs were not material in 2003, 2002 or 2001.

Government Regulation
     The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Occupational Health and Safety Administration, the Environmental Protection Agency and other federal, state and local agencies. The Company's stores are also subject to local laws regarding zoning, land use and the sale of alcoholic beverages. The Company believes that its locations comply, in material respects, with such laws and regulations.

Competition
     Food, drug and general merchandise retailing involves intense competition with numerous competitors. Competition is based primarily on price, product quality and variety, service and location. The Company competes by providing consumers with what it believes to be an overall shopping experience that addresses these competitive factors. Price based competition has, from time to time, adversely affected operating margins. The Company faces direct competition from many local, regional and national supermarket chains, independent and specialty grocers, supercenters, club stores, specialty retailers (such as pet centers and toy stores) and large-scale drug retailers. Increasing competition also exists from convenience stores, prepared food retailers, liquor stores, video stores, film developing outlets and Internet and mail-order retailers.

Seasonality
     The Company is subject to effects of seasonality. Sales have historically been higher in the Company's fourth quarter than other quarters due to the holiday season and the increase in cold and flu occurrences.

Available Information
     The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge through the Company's Web site at http://www.albertsons.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC").

Item 2.  Properties.

     During the past ten fiscal years, the Company has built or acquired 1,966 stores. Approximately 89% of the Company's retail square footage has been opened or remodeled during this period.

     Albertsons stores are located in 31 states concentrated in the Northeast, Western, Midwest and Southern areas of the United States. The table below is a summary of the stores by state and classification as of January 29, 2004:

                          Combination
                            Food-Drug      Stand-Alone           Other                            Fuel
                               Stores       Drugstores          Stores          TOTAL          Centers  (a)
--------------------- ---------------- ---------------- --------------- -------------- ----------------

    Arizona                        57               79               -             136               16
    Arkansas                        1               -                -               1                -
    California                    313              322             133             768                7
    Colorado                       51                -              11              62               12
    Delaware                       10                -               2              12                1
    Florida                       121                -               -             121               16
    Idaho                          31                -               5              36               16
    Illinois                      167               90              14             271               19
    Indiana                         6               45               -              51                1
    Iowa                            1               14               -              15                -
    Kansas                          -               21               -              21                -
    Louisiana                      31                -               -              31               12
    Maryland                        3                -               5               8                1
    Michigan                        -                1               -               1                -
    Minnesota                       -                1               -               1                -
    Missouri                        -               34               -              34                -
    Montana                        18                8              14              40                5
    Nebraska                       12               13               -              25                3
    Nevada                         48               44               2              94               11
    New Jersey                     35                -              26              61                -
    New Mexico                     22                4               1              27                4
    North Dakota                    2                6               -               8                -
    Oklahoma                       30                -               -              30               14
    Oregon                         45                -               9              54               13
    Pennsylvania                   43                -              12              55                1
    South Dakota                    1                1               -               2                -
    Texas                         158                -               -             158               47
    Utah                           45                -               4              49                9
    Washington                     75                -               9              84               16
    Wisconsin                      15               24               -              39                1
    Wyoming                        10                -               -              10                3
                      ---------------- ---------------- --------------- -------------- ----------------
       Total                    1,351              707             247           2,305              228
                      ================ ================ =============== ============== ================

    Retail Square
    Footage by Store
    Type (000's)               73,663           13,102           7,234         93,999               (a)
                      ================ ================ =============== ============== ================


     (a) All fuel centers are located adjacent to retail stores, therefore the Company does not count fuel centers as separate stores. The square footage of fuel centers is included with the square footage of adjacent stores.

     The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on invested capital. During 2003 approximately 78% of the merchandise purchased for resale in Company retail stores was received from Company distribution centers.

     Albertsons distribution system consists of 17 major distribution facilities located strategically throughout the Company's operating markets. The table below is a summary of the Company's distribution facilities and the product categories they support, as of January 29, 2004:

                                                                                       High
                                                                                     Volume                          Square
                                             Frozen                Meat &   Health   Health  General                 Footage
  Major Distribution Facilities      Grocery   Food Liquor Produce   Deli & Beauty & Beauty   Merch. Pharmaceuticals (000's)
  -----------------------------      ------- ------ ------ ------- ------ -------- -------- -------- --------------- -------

  Melrose Park, Illinois                X      X              X       X                                                1,662
  Lancaster, Pennsylvania               X                     X       X      X                 X                       1,413
  Brea, California                      X      X                      X                                                1,331
  La Habra, California                  X             X                      X                 X            X          1,203
  Fort Worth, Texas                     X      X              X       X                                                1,131
  Plant City, Florida                   X      X      X       X       X               X                                1,011
  Irvine, California                    X                     X                                                        1,009
  Elk Grove, Illinois                   X                                    X                 X            X            933
  Vacaville, California                 X                                                                                854
  Portland, Oregon                      X      X              X       X                                                   834
  Phoenix, Arizona                      X      X      X       X       X                                                  734
  Salt Lake City, Utah                  X      X              X       X                                                  660
  San Leandro, California                      X              X       X                                                  480
  Sacramento, California                X      X      X       X       X                                                  442
  Ponca City, Oklahoma                                                       X                 X            X            420
  Denver, Colorado                      X      X              X       X                                                  388
  Boise, Idaho                                                               X                 X                         302
  Other Distribution Facilities
  -----------------------------
  Las Vegas, Nevada                                   X                                                                   30
  Indianapolis, Indiana                               X                                                                   22

                                                                                                             ---------------
  TOTAL SQUARE FOOTAGE -  All
  Distribution Facilities (000's)                                                                                     14,859
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

     As of January 29, 2004, the Company held title to both the land and buildings of 44% of the Company's stores and held title to the buildings on leased land of an additional 11% of the Company's stores. The Company also holds title to the land and buildings of most of its administrative offices and distribution facilities.

Item 3. Legal Proceedings.

     The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

     In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson's, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs' allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In October 2001 the court granted summary judgment against Sav-on Drug Stores, finding one of its bonus plans unlawful under plaintiffs' liability theory. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated and in August 2002 a class action with respect to the consolidated case was certified by the court. The Court of Appeal of the State of California Second Appellate District decision in Ralphs Grocery Co. vs. Superior Court, 112 Cal. App. 4th 1090 (2003) addressed certain of the issues advanced by the plaintiffs in this lawsuit. On February 18, 2004, the California Supreme Court declined to review this decision. Certain of the issues were decided by the appellate court favorably to the Company's position and certain were decided adverse to the Company's position. There remain numerous issues to be resolved by the trial court. The Company believes it has strong defenses on these issues and the Company is vigorously advancing its position. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

     In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly owned subsidiary of the Company and Dominick's Finer Foods, Inc. in the Circuit Court of Cook County, Illinois alleging milk price fixing (Maureen Baker et al. v. Jewel Food Stores, Inc. and Dominick's Finer Foods, Inc., Case No. 00L 009664). In February 2003, the trial court found in favor of the defendants and dismissed the case with prejudice. Thereafter, the plaintiffs appealed. Briefs have now been filed for the appeal and the matter is pending in the Illinois Appellate Court. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     In September 2000 an agreement was reached and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. A second claim process was ordered by the court, but the parties are still waiting for final instructions from the Court. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     On November 1, 2001, the Environmental Protection Agency ("EPA") notified Jewel Food Stores, Inc., an indirect wholly-owned subsidiary of the Company, of alleged violations of the Clean Air Act. No notice of violation was issued, but the Company and the EPA entered into discussions that are expected to result in a consent decree establishing technical protocols for the refrigerant management program; setting a penalty of $0.1; and requiring Jewel to accelerate the industry's future obligation to substitute non-ozone depleting refrigerant for existing refrigerant in some of the Jewel stores.

     On November 20, 2003, three consumers filed an action in California state court (Kerner, et al. v. Albertsons, Inc.; Ralphs Grocery Company; and Safeway Inc., dba Vons, a Safeway Company, Los Angeles Superior Court, Case No. BC306456), claiming that certain provisions of the agreements (the "Labor Dispute Agreements") between the Company, The Kroger Co. and Safeway Inc. (the "Retailers") which provided for "lock-outs" in the event that any Retailer was struck at any or all of its southern California facilities when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s), violate California's Cartwright Act and the Unfair Competition Law. The lawsuit seeks unspecified monetary damages and injunctive relief. On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the Labor Dispute Agreements violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Company filed its answer on February 24, 2004. The Company has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these actions will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Item 3A. Executive Officers of the Registrant.

Executive and Reporting Officers

                                                                                        Date First Appointed
                                  Age as of                                              as an Executive or
           Name                   3/26/04                Position                         Reporting Officer
           ----                   ---------              --------                       --------------------

Lawrence R. Johnston                 55    Chairman of the Board, Chief Executive              04/23/01
                                           Officer and President

Robert C. Butler                     55    Executive Vice President, Food Operations           03/21/00
                                           and President, Intermountain West Division

Romeo R. Cefalo                      54    Executive Vice President, Real Estate,              03/21/00
                                           Construction, Store Development and New
                                           Formats

Robert J. Dunst, Jr.                 43    Executive Vice President and Chief                  11/19/01
                                           Technology Officer

Clarence J. Gabriel                  50    Executive Vice President, Supply Chain              01/13/03

Kathy J. Herbert                     50    Executive Vice President, Human Resources           09/17/01

John R. Sims                         54    Executive Vice President and                        03/25/02
                                           General Counsel

Felicia D. Thornton                  40    Executive Vice President and Chief                  08/22/01
                                           Financial Officer

Kevin H. Tripp                       49    Executive Vice President, Operations and            12/11/00
                                           Pharmacy

Eric J. Cremers                      40    Senior Vice President, Corporate Strategy           07/15/02
                                           and Business Development

James F. Gentile                     52    Senior Vice President, Six Sigma Quality            02/20/04

Susan M. Neumann                     50    Senior Vice President, Education,                   11/20/03
                                           Communications and Public Affairs

Pamela S. Powell                     52    Senior Vice President, Customer Service             02/20/04

Peter F. Collins                     39    Group Vice President and Controller                 01/15/03


     Lawrence R. Johnston has served as President since July 24, 2003 and Chairman of the Board and Chief Executive Officer since April 23, 2001. Previously he served as President and Chief Executive Officer, General Electric Appliances Division from November 1999; President and Chief Executive Officer, General Electric Medical Systems-Europe, Middle East and Africa from 1997; Chairman of General Electric Company's European Corporate Executive Council from 1998 to 1999 and Vice President, Sales and Distribution of GE Appliances Division from 1989 to 1997.

     Robert C. Butler became Executive Vice President, Food Operations and President, Intermountain West Division on February 20, 2004. Previously he served as Executive Vice President, Operations from March 21, 2000; Senior Vice President, Merchandising from June 23, 1999 and Vice President, Southern California Division from 1996.

     Romeo R. Cefalo became Executive Vice President, Real Estate, Construction, Store Development and New Formats on February 20, 2004. Previously he served as Executive Vice President, Operations from March 21, 2000; President, Southern California Region from June 23, 1999; Executive Vice President and General Manager of the Lucky South Division of American Stores Company from 1997; and Senior Vice President and General Manager of the same division from 1995.

     Robert J. Dunst, Jr. became Executive Vice President and Chief Technology Officer on November 19, 2001. Previously he served as Vice President, Applications Development, Safeway, Inc. (food and drug retailing) and Director, Systems Architecture and Infrastructure, Safeway, Inc. from 1995.

     Clarence J. Gabriel became Executive Vice President, Supply Chain on January 13, 2003. Previously he served as President, Chief Executive Officer and Chairman of the Board, Newgistics, Inc. (returns management solutions for direct retailers) from June 2000 and Division President, Corporate Express from November 1997.

     Kathy J. Herbert became Executive Vice President, Human Resources on September 17, 2001. Previously she served as Vice President, Human Resources, Jewel-Osco Division, American Stores Company and subsequently Albertsons from April 1998.

     John R. Sims became Executive Vice President and General Counsel on March 25, 2002. Previously, he was Vice President and Deputy General Counsel with Federated Department Stores, Inc. (department store retailing) from 1990.

     Felicia D. Thornton became Executive Vice President and Chief Financial Officer on August 22, 2001. Previously she was a business consultant for HASC (private real estate holdings) from January 2001; Group Vice President, The Kroger Co. (food and drug retailing) from February 1999 and Group Vice President, Corporate Planning and Accounting, The Kroger Co. from February 1996.

     Kevin H. Tripp became Executive Vice President, Operations and Pharmacy on May 19, 2002. Previously he served as Executive Vice President, Drug and General Merchandise from December 11, 2000; President, Drug Region from June 1999; and Executive Vice President and General Manager, American Drug Stores from November 1997.

     Eric Cremers became Senior Vice President, Corporate Strategy and Business Development on July 15, 2002. Previously he served as Managing Director, Investment Banking, U.S. Bancorp Piper Jaffrey (investment banking) from 1999 and Vice President, Strategy and Corporate Development, Pillsbury Co. (food manufacturing) from 1996.

     James F. Gentile became Senior Vice President, Six Sigma Quality on February 20, 2004. Previously he served as President, Northern California Division from August 2002; Senior Vice President, Marketing - Midwest Division from February 2001; Vice President, Grocery and General Merchandise - Midwest Division from July 2001 and Vice President, Procurement - Midwest Division from 1994.

     Susan M. Neumann was promoted to Senior Vice President, Education, Communications and Public Affairs on November 20, 2003. Previously she served as Group Vice President, Communications and Education from January 2002 and Vice President, Communications from January 1996.

     Pamela S. Powell was promoted to Senior Vice President, Customer Service on February 20, 2004. Previously she served as Group Vice President, Marketing from May 2000; Vice President, Marketing from June 1999; and Senior Vice President, Sales & Marketing Support, American Stores Company from May 1998.

     Peter F. Collins was promoted to Group Vice President and Controller on January 15, 2003. Previously he served as Group Vice President, Corporate Accounting and Reporting from July 2002; Partner, Arthur Andersen LLP (public accounting) from September 1998; and Senior Manager, Arthur Andersen LLP from September 1995.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of 2003 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Company's common stock is traded on both the New York Stock Exchange and the Pacific Stock Exchange under the symbol ABS. As of March 22, 2004, there were approximately 29,235 holders of record. The following table sets forth the reported high and low stock prices by quarter as reported by the NYSE and dividends declared:

                                           Common Stock Market Price
                                                                                Dividends
     2003                                    High               Low              Declared
     -----------------------                 ----               ---              --------
            Fourth Quarter                 $24.19            $19.50                 $0.19
            Third Quarter                   23.65             18.40                  0.19
            Second Quarter                  21.91             17.91                  0.19
            First Quarter                   21.71             17.76                  0.19

     2002
     -----------------------

            Fourth Quarter                  24.60             18.85                  0.19
            Third Quarter                   28.66             22.14                  0.19
            Second Quarter                  35.49             26.51                  0.19
            First Quarter                   35.49             26.88                  0.19

Dividends
     The Company has paid cash dividends on its Common Stock since 1959. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends and the form in which the dividends are paid (cash or stock) depend upon many factors, including the results of operations and the financial condition of the Company.

Item 6. Selected Financial Data.

     The following data have been derived from the consolidated financial statements of the Company and should be read in conjunction with those statements.


                                          52 Weeks       52 Weeks         52 Weeks        52 Weeks         53 Weeks
(Dollars in millions,                  January 29,    January 30,      January 31,     February 1,      February 3,
  except per share data)                      2004           2003             2002            2001             2000
---------------------------------- ---------------- -------------- ---------------- --------------- ---------------
Operating Results:
Sales                                     $ 35,436       $ 35,626         $ 36,605        $ 35,501         $ 36,326
Earnings from continuing operations            556            865              496             746              395
Net earnings                                   556            485              501             765              404
Net earnings as a percent to sales            1.57%          1.36%            1.38%           2.15%            1.11%

Common Stock Data:
Earnings per share from continuing
  operations:
  Basic                                   $   1.51       $   2.18         $   1.22        $   1.78         $   0.93
  Diluted                                     1.51           2.17             1.22            1.78             0.92

Net earnings per share:
  Basic                                       1.51           1.22             1.23            1.83             0.96
  Diluted                                     1.51           1.22             1.23            1.83             0.95

Cash dividends per share:
Albertsons                                    0.76           0.76             0.76            0.76             0.72
American Stores Company
  equivalent                                    -              -                -               -              0.14

Financial Position:
Total assets                              $ 15,394       $ 15,211         $ 15,981        $ 16,094         $ 15,719
Long-term debt and capitalized
  lease obligations                          4,804          5,257            5,336           5,942            4,990

Other Year End Statistics:
Number of stores                             2,305          2,287            2,421           2,512            2,492


     The operating results include two significant restructuring initiatives that were implemented in 2001 and 2002 (refer to Note 6 "Restructuring" and Note 5 "Discontinued Operations/Market Exits" in the notes to the accompanying consolidated financial statements). Although these initiatives were similar, the adoption of Statement of Financial Accounting Standard (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on February 1, 2002 caused the financial statement presentation of these actions to be dissimilar (SFAS No. 144 does not allow for the retroactive application of its provisions). The Company's financial statements have been restated to classify the results of operations for the 2002 restructuring that resulted in the divestiture of 95 stores and two distribution centers and the reduction of division offices from 15 to 11, as discontinued operations for all periods. The operating results of the 165 stores divested under the 2001 restructuring are included in continuing operations of the Company's financial statements for the periods prior to their sale or closure.

     The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in 2002 (refer to Note 12 "Goodwill and Other Intangible Assets" in the notes to the accompanying consolidated financial statements).

     On June 23, 1999, Albertsons and American Stores Company consummated a merger, which was accounted for as a pooling of interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
     During the past three years, the Company announced a variety of actions and programs the leadership team has identified and implemented with the intent to drive the Company's future competitiveness, profitability and return on invested capital. The Company continues to be focused on its five strategic imperatives that serve as a guide and a filter for all the Company's initiatives. The food, drug and general merchandise retailing industry continues to experience intense competition with numerous competitors. The Company is competing through planned investments in pricing and promotion, product differentiation and customer service. The Company's 2003 results of operations were unfavorably impacted by a labor dispute with its retail union associates in southern California that began on October 12, 2003 and lasted through the remainder of the Company's fiscal year which ended on January 29, 2004 ("Labor Dispute").

     All dollar amounts in this report are in millions, except per share data.

Southern California Labor Dispute
     Pursuant to the terms of a multi-employer bargaining arrangement among the Company, The Kroger Co. and Safeway Inc. (the "Retailers"), the Company "locked out" its retail union associates in southern California food stores on October 12, 2003. This followed the United Food and Commercial Workers' ("UFCW") decision to conduct a strike at Safeway Inc.'s southern California Vons Supermarket stores on October 11, 2003.

     In connection with the decision of the Retailers to engage in multi-employer bargaining with the UFCW, the Retailers entered into agreements ("Labor Dispute Agreements") which provided for lock-outs in the event that any Retailer was struck at any or all of its facilities in southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s). Payments are expected to be made or received under the Labor Dispute Agreements during the first half of fiscal 2004 at which time only net amounts will be paid.

     In November 2003, three consumers filed an action in California state court claiming that the Labor Dispute Agreements violate antitrust and consumer protection laws. In February 2004, the California Attorney General filed suit in federal court claiming that certain provisions of the Labor Dispute Agreements violate antitrust law. The Company believes that similar agreements are not uncommon in joint bargaining situations and that the Labor Dispute Agreements are lawful. The Company is vigorously defending itself in these proceedings.

     The Labor Dispute resulted in decreased sales in the Company's southern California combination food and drug and conventional food stores and decreased margin as a result of inventory shrink, sales mix changes and increased distribution costs. The Company also incurred additional costs for hiring and training temporary workers, travel costs for temporarily reassigned key associates from other Company divisions, increased store security and legal costs. These impacts were partially offset by reduced labor expenses and the estimated benefit from the multi-employer bargaining agreement discussed above. The Labor Dispute ended with the ratification of a new collective bargaining agreement on February 28, 2004. Under the terms of the new collective bargaining agreement, the Company agreed to fund a one-time contribution to the union health and welfare fund of approximately $36 as well as to make strike ratification bonus payments of approximately $10. These amounts will be charged to earnings in the first quarter of fiscal year 2004. Other specific impacts of the Labor Dispute on the Company's 2003 results of operations are discussed below.

Acquisition of Shaw's
     On March 25, 2004, the Company entered into a stock purchase agreement with J Sainsbury plc and JS USA Holdings Inc. to acquire all of the outstanding capital stock of the entities which conduct J Sainsbury plc's U.S. retail grocery store business for approximately $2,100 in cash, as well as the assumption of approximately $368 in capital leases. The Company intends to use a combination of cash-on-hand and commercial paper to finance a portion of the purchase price of the acquisition. The commercial paper the Company intends to issue will be backed by the Company's existing credit facilities and/or a new senior revolving bridge facility. The Company's also contemplating various financing alternatives, including the issuance of debt and/or equity, to finance a portion of the purchase price and/or to repay some of the commercial paper.

     The operations to be acquired consist of approximately 200 grocery stores in the New England area operated under the banners Shaw's and Star Markets. The operations to be acquired ("Shaw's") had sales of approximately $4,600 for the fiscal year ended February 28, 2004 and approximately $4,400 for the fiscal year ended March 1, 2003.

     The acquisition is expected to close in the second quarter of 2004 following the satisfaction or waiver of certain closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act and Shaw's fiscal year ended February 28, 2004 financial statement audit reflecting a specified minimum EBITDA. Because of the goodwill that is expected to be generated as a result of the acquisition, the Company will have to obtain prospective waivers from the lenders under two of the Company's existing credit facilities in order to remain in compliance with the consolidated tangible net worth covenant contained in the agreements. No amounts were outstanding under these facilities as of January 29, 2004.

Strategic Imperatives
     The Company's leadership team has identified many actions and programs with which to drive the Company's future competitiveness, profitability and return on invested capital. The Company continues to be focused on its five strategic imperatives that serve as a guide and a filter for all of the Company's initiatives. These five imperatives, together with the major actions taken to date, follow:

1) Aggressive Cost and Process Control. Each main category of expense, including labor, is monitored by a member of executive management. The Company committed to achieve annual cost reductions and cost avoidance of $750 by the end of 2004. By the end of 2003, the Company had achieved $609 of the $750 cost reduction goal. In February 2004, the Company announced that it had raised its total cost-out goal to $1,000 by the end of 2005. This additional $250 in cost savings is expected to be achieved through new supply chain initiatives.

2) Maximize Return on Invested Capital. The Company has a formal process to review and measure all significant investments in corporate assets. The Company's goal is to hold a number one or two market share in an area, or have a plan of action which provides a reasonable expectation of achieving this goal in order to continue to maintain an investment in that area. This process involves thorough review at both the individual asset or store level and at the market area level.

     As a result of these reviews, the Company closed or disposed of 165 underperforming stores, sold 80 non-core New England Osco drugstores and reduced its division offices from 19 to 15 in 2001. In 2002 the Company exited four underperforming markets resulting in the sale or closure of 95 stores, two distribution centers and the reduction of its division offices from 15 to 11. In 2003 the Company closed 61 underperforming stores. On January 30, 2004, the Company announced a new organizational structure in its Dallas/Fort Worth division intended to eliminate layers of management and streamline operations and, on February 20, 2004, the Company announced plans to further consolidate its 11 divisions to seven and add an eighth division to develop new formats, including price impact stores.

3) Customer-focused Approach to Growth. The Company intends to invest many of the savings from its expense and process control programs back into the marketplace in order to drive sales and earnings growth. The Company's focus is on the following programs that are intended to drive customer loyalty and profitable sales growth:


     o A company-wide "Service First, Second to None" program to reinvigorate the employees' focus on customer service.
     o The "Focus on Fresh" initiative to improve the delivery of fresh foods throughout the Company's fresh departments.
     o A decade-long development of the dual branding format that provides food and drugstore offerings in one location under multiple banners.

4) Company-wide Focus on Technology. Albertsons use of technology is designed to better serve customers and improve operating efficiencies. In 2002 Albertsons established an information technology plan, which calls for the replacement or upgrade of over three-quarters of the Company's current systems by 2007. The Company initiated a project that will standardize all front-end point-of-sale systems; built a new data center resulting in the consolidation of two previous data centers; and started the process of implementing a new financial applications system. In 2003, the first two phases of the Company's new financial system were completed and a new online recruitment tool was rolled out providing consistent processes and automation that transformed the way Albertsons identifies, interviews and hires quality associates across the enterprise. Technology has been deployed in approximately 384 stores in "self-checkout" lanes, providing customers with the option to complete their shopping trips electronically. The Company has also been piloting a handheld scanner that the Company describes as the Shop N Scan program that allows customers to scan merchandise as they walk through and shop a store. The Company has also invested in the technology to drive its supply chain initiatives. Late in fiscal 2003, the Company signed an agreement for several planning and analytical modules to improve supply chain efficiency. In March 2004, the Company launched a Radio Frequency Identification (RFID) test program intended to improve efficiencies in consumer demand chain management.

5) Energized Associates. The Albertsons leadership team is charged with creating an uplifting atmosphere for associates and to inspire positive attitudes throughout the Company. To ensure that associates are energized and motivated to do their best work, the Company realigned processes and programs to provide new opportunities for associates to achieve their professional career goals. The Company changed compensation programs to reward performance that delivers results, improved communications so associates are better informed, streamlined education programs to meet the needs of the business and revised benefits plans to reduce costs. Albertsons is convinced that a team of energized associates who share a positive attitude will achieve Albertsons goal of becoming the best food and drug retailer in the world.

Results of Operations
     Sales for 2003 were $35,436 compared to $35,626 in 2002 and $36,605 in 2001. The following table sets forth certain Statement of Earnings components expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

                                                                                   Percentage Change
                                                      Percent To Sales             Of Dollar Amounts
----------------------------------------- -------------------------------- ------------------------------
                                               2003       2002       2001   2003 vs. 2002  2002 vs. 2001
----------------------------------------- ---------- ---------- ---------- --------------- --------------
Sales                                        100.00     100.00     100.00            (0.5)          (2.7)
Gross profit                                  28.59      29.13      28.48            (2.4)          (0.5)
Selling, general and administrative
   expenses                                   24.90      24.13      23.85             2.6           (1.5)
Restructuring (credits) charges               (0.03)     (0.10)      1.28            n.m.           n.m.
Gain on sale of New England Osco
   drugstores                                     -          -      (0.15)           n.m.           n.m.
Interest expense, net                          1.15       1.11       1.16             3.3           (6.8)
Earnings from continuing operations
   before income taxes                         2.56       3.94       2.36           (35.5)          62.8
Earnings from continuing operations            1.57       2.43       1.36           (35.7)          74.4
(Loss) earnings from discontinued
   operations                                     -      (0.80)      0.02            n.m.           n.m.
Cumulative effect of change in
   accounting principle, net                      -      (0.26)         -            n.m.           n.m.
Net earnings                                   1.57       1.36       1.38            14.6            3.2
    n.m. - not meaningful

     Sales decreased $190 in 2003 as compared to 2002 primarily due to the Labor Dispute. The Labor Dispute resulted in decreased sales in the Company's southern California combination food and drug and conventional stores. These decreases were partially offset by an increased number of operating stores in 2003 as compared to 2002. In 2003, identical store sales decreased 2.8% as compared to 2002. Identical stores are defined as stores that have been in operation for two full fiscal years. Comparable store sales, which uses the same store base as the identical store sales computation except it includes replacement stores, decreased 2.4% in 2003 as compared to 2002. Excluding food stores in the Company's Southern California Division for the last 110 days of 2003 and 2002, identical store sales decreased 0.5% and comparable store sales decreased 0.1% in 2003 as compared to 2002. Management estimates that overall inflation in products the Company sells was 0.5% in the 12 months ended January 29, 2004 as compared to an overall deflation of 0.1% in the 12 months ended January 30, 2003.

     Despite the year to year declines in identical and comparable store sales, when adjusted for the Labor Dispute the Company saw improvements in both identical and comparable store sales in the second half of 2003 as compared to the first half of 2003.

     The following table reconciles actual identical store sales and comparable store sales to adjusted identical store sales and comparable store sales as presented herein. The Company presents these non-GAAP financial measures because it believes a comparison of actual to adjusted store sales data is useful to investors to communicate management's belief of the impact of the Labor Dispute on trends in sales experienced during the last 110 days of 2003.

                                                       Actual Identical       Labor                Adjusted
                                                         Store Sales         Dispute               Identical
                                                                           Adjustment             Store Sales
------------------------------------------------------ ------------------ --------------- ----- ------------------
  52 weeks ended January 29, 2004                           $ 33,142          $ (  718)    (1)        $ 32,424
  52 weeks ended January 30, 2003                             34,104            (1,520)    (2)          32,584
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Year to year change                                           (962)                                     (160)
  52 weeks ended January 30, 2003                             34,104                                    32,584
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Identical store sales percentage change                       (2.8)%                                    (0.5)%
====================================================== ================== =============== ===== ==================


====================================================== ================== =============== ===== ==================
                                                            Actual            Labor                Adjusted
                                                          Comparable         Dispute              Comparable
                                                         Store Sales       Adjustment             Store Sales
------------------------------------------------------ ------------------ --------------- ----- ------------------
  52 weeks ended January 29, 2004                           $ 33,705          $ (  727)    (3)        $ 32,978
  52 weeks ended January 30, 2003                             34,547            (1,534)    (4)          33,013
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Year to year change                                           (842)                                     ( 35)
  52 weeks ended January 30, 2003                             34,547                                    33,013
------------------------------------------------------ ------------------ --------------- ----- ------------------
  Comparable store sales percentage change                      (2.4)%                                    (0.1)%
====================================================== ================== =============== ===== ==================


(1) Represents the identical Southern California Division food store sales in 2003 during the last 110 days of the fiscal year ended January 29, 2004.
(2) Represents the identical Southern California Division food store sales in 2002 during the last 110 days of the fiscal year ended January 30, 2003.
(3) Represents the comparable Southern California Division food store sales in 2003 during the last 110 days of the fiscal year ended January 29, 2004.
(4) Represents the comparable Southern California Division food store sales in 2002 during the last 110 days of the fiscal year ended January 30, 2003.

     During 2003 the Company opened 50 combination food and drug stores, 27 stand-alone drugstores, two conventional and warehouse stores and 29 fuel centers. The Company closed or sold 15 combination food and drug stores, 18 conventional stores and 28 stand-alone drugstores. The Company also remodeled 192 stores. Net retail square footage of continuing operations was 94.0 million square feet at the end of 2003 as compared to 92.1 million square feet in 2002.

     Sales decreased in 2002 as compared to 2001 due to the Company's restructuring activities initiated in July 2001. In 2001 the Company announced closure of 165 stores in addition to selling 80 New England Osco drugstores. These 245 stores' sales are included in 2001 and 2002 operating results until their actual closure or disposition. Sales in 2002 were also impacted by declining consumer confidence, as measured by The Conference Board Index, of
78.8 in January 2003 as compared to 97.8 in January 2002 and escalating competitive activity. Identical and comparable store sales decreased 0.9% and 0.4%, respectively, in 2002 as compared to 2001. Management estimates that overall deflation in products the Company sells was 0.1% and 0.3% in the twelve months ended January 30, 2003 and January 31, 2002, respectively.

     During 2002 the Company opened 59 combination food and drug stores, 31 stand-alone drugstores, two conventional and warehouse stores and 46 fuel centers. The Company closed or sold 140 combination food and drug stores, 32 conventional and warehouse stores, 54 stand-alone drugstores and 50 fuel centers. The Company also remodeled 207 stores. Net retail square footage at continuing operations was 92.1 million square feet at the end of 2002 as compared to 92.8 million square feet at the end of 2001.

     Gross profit, as a percent to sales, decreased in 2003 as compared to 2002 due to decreased sales leverage as a result of the Labor Dispute and continued, planned investments in pricing and promotion in key markets and categories to drive sales growth and market share. These investments were partially offset by savings generated from strategic sourcing initiatives, increased pharmacy gross margins as a result of a new supply contract and higher generic substitution and increased private label sales growth.

     Gross profit, as a percent to sales, increased in 2002 as compared to 2001 as a result of improved Company-wide procurement practices, increased pharmacy margins due to higher generic substitutions and the Company's restructuring activities in 2002 and 2001, which included the sale or closure of 245 underperforming stores.

     Selling, general and administrative (SG&A) expenses as a percent to sales increased in 2003 as compared to 2002. This increase was attributable to the lack of sales leverage due to the Labor Dispute as well as higher depreciation costs associated with the Company's continued investment in information technology and store development; increased compensation costs; increased workers compensation costs, primarily due to actual costs of prior years' claims exceeding prior years' estimated costs; increased employee benefit costs, primarily due to increases in Company and union sponsored health and welfare plans and increased pension charges, partially offset by a $36 gain associated with the curtailment of postretirement medical benefits for employees retiring after June 1, 2004; and contingent lease charges. The increased employee benefit costs experienced during the year were due, in part, to increases in mandatory contributions to multi-employer health care and pension plans to which the Company contributes. Contribution amounts are established under the Company's collective bargaining agreements, which are up for renewal at varying times over the next several years. If the health care and pension plan provisions of certain of these collective bargaining agreements cannot be renegotiated in a manner that reduces the prospective health care and pension costs of the Company as the Company intends, the Company's selling, general and administrative expenses could continue to increase, possibly significantly, in the future.

     The increase in SG&A expenses as a percent to sales in 2002 as compared to 2001 was primarily due to the reduction in the Company's sales base as a result of the 2001 restructuring activities, an increase in employee benefit costs due to mandatory contributions to multi-employer health and welfare plans and rising workers' compensation costs. These increases were partially offset by the elimination of goodwill amortization in 2002 due to the adoption of SFAS No. 142 and a reduction in labor costs.

     The Company recorded a $54 pre-tax gain during the fourth quarter of 2001 resulting from the sale of 80 New England Osco drugstores.

     Interest expense, net, during 2003 totaled $409 as compared with $396 in the prior year. This increase was attributable to less interest being capitalized on construction projects during 2003. The decrease in capitalized interest was due to an overall reduction in the capital expenditures, particularly for new stores. Interest expense, net, was $425 in 2001. The decrease in 2002 from 2001 was due to lower average debt balances outstanding from year to year.

     Earnings from continuing operations were $556 in 2003 compared to earnings from continuing operations of $865 for 2002. This decrease was due to lost sales and earnings associated with the Labor Dispute, decreased gross margin associated with planned investments in pricing and promotion and an increase in depreciation, compensation costs, workers' compensation costs and employee benefits costs. Earnings from continuing operations were $496 in 2001. The increase in income from continuing operations in 2002 as compared to 2001 was primarily attributable to the restructuring charges taken in 2001 related to the sale and closure of 165 underperforming retail stores, reduction of administrative and corporate overhead and consolidation and elimination of four division offices.

     The Company's effective income tax rate from continuing operations for 2003 was 38.6%, as compared to 38.4% for 2002 and 42.6% for 2001. The decrease in 2002 as compared to 2001 was the result of the elimination of goodwill amortization.

     Net earnings were $556 or $1.51 per diluted share for 2003, compared to net earnings of $485 or $1.22 per diluted share for 2002. The improvement in 2003 was a result of a charge of $379 in 2002 related to a strategic decision to exit underperforming markets and a charge of $94 in 2002 related to the adoption of a new accounting principle for the recognition of vendor funds, partially offset by the reduction in earnings from continuing operations in 2003 as a result of the Labor Dispute. Net earnings were $501 or $1.23 per diluted share for 2001.

Restructuring and Discontinued Operations
     The financial statement presentation includes the results of two significant restructuring initiatives that were implemented in 2001 and 2002. In July 2001, the Company's Board of Directors approved a restructuring plan that included the closure of 165 underperforming retail stores, reduction of administrative and corporate overhead and consolidation and elimination of four division offices (refer to Note 6 "Restructuring" in the notes to the accompanying consolidated financial statements). In March 2002, the Company's Board of Directors approved the second phase of the restructuring plan which included the complete exit of four underperforming markets resulting in the sale or closure of 95 stores and two distribution centers and reduction of division offices from 15 to 11 (refer to Note 5 "Discontinued Operations/Market Exits" in the notes to the accompanying consolidated financial statements). Although the initiatives were similar, the adoption of SFAS No. 144 "Accounting for the

Impairment or Disposal of Long-Lived Assets" on February 1, 2002 resulted in the financial statement presentation of these actions to be dissimilar (SFAS No. 144 does not allow for the retroactive application of its provisions). The Company's 2002 and 2001 financial statements classify the results of operations for the 95 stores and two distribution centers divested in the 2002 initiative as discontinued operations. The operating results of the 165 stores divested in the 2001 initiative and the restructuring charges associated with the decision to sell or close those stores are included in continuing operations of the Company's financial statements for the periods prior to their sale or closure.

Phase 1: Restructuring
     In the first half of 2001, the Company initiated a profitability review of all of its retail stores, utilizing a methodology based on return on invested capital. The Company also evaluated its division management structure and the efficiency of its transaction processing departments. Based on these reviews, in July 2001 the Company committed to the following restructuring activities: 1) close and dispose of 165 underperforming stores in 25 states; 2) eliminate four of the then existing 19 division offices; 3) sell a store fixture manufacturing operation; 4) centralize certain transaction processing functions in Boise, Idaho; and 5) reduce general office head count.

     These restructuring activities called for the elimination of 1,341 managerial and administrative positions (excluding store level terminations). The restructuring charge recorded in 2001 included the following: employee severance and outplacement costs of $44; asset impairments of $361; lease termination costs of $57; and other costs of $6.

     In 2001 and 2002 respectively, 80 and 82 stores were closed or sold and 995 and 297 managerial and administrative employees were terminated under this restructuring plan. In 2002, management revised the planned restructuring activities as follows: the store fixture manufacturing operation's performance was re-evaluated and determined to be more cost-effective than purchasing like-fixtures from external sources in the future, so it would be held and used; one store's operating performance improved due to local market conditions, so it would also be held and used; and one part of the transaction processing consolidation was halted due to a decision to replace the Company's human resource information systems (HRIS) to be completed by 2006. All remaining stores in this restructuring plan were sold or closed by 2003.

     The following table presents the pre-tax restructuring credits and charges and the related restructuring reserves included in the Company's Consolidated Balance Sheets:

                                                       NONCASH                                TOTAL CHARGES
                                                       CHARGES               ACCRUALS             (CREDITS)
                                            -------------------    -------------------    ------------------
2001 Activity
   Asset impairments                                     $ 361               $       -             $     361
   Lease settlements                                         -                      57                    57
   Severance and outplacement                                -                      44                    44
   Other                                                     -                       6                     6
                                                                                          ------------------
      Restructuring charges                                                                        $     468
                                                                                          ==================
   Cash payments during 2001                                                       (46)
                                                                    -------------------
      Reserve balance at January 31, 2002                                           61

2002 Activity
   Retain store fixtures operation                          (3)                     (2)            $      (5)
   Halt part of consolidation - HRIS                         -                      (2)                   (2)
   Gains on asset sales                                    (17)                      -                   (17)
   Favorable lease settlements                               -                     (14)                  (14)
   Severance and outplacement                                -                       2                     2
   Other                                                     -                      (1)                   (1)
                                                                                          ------------------
      Restructuring credits                                                                        $    (37)
                                                                                          ==================
   Cash payments during 2002                                                       (16)
                                                                   -------------------
      Reserve balance at January 30, 2003                                           28

2003 Activity
   Gains on asset sales                                     (8)                      -                  $ (8)
   Other                                                    (2)                      -                    (2)
                                                                                          ------------------
      Restructuring credits                                                                        $     (10)
                                                                                          ==================
   Cash payments during 2003                                                        (9)
                                                                   -------------------
      Reserve balance at January 29, 2004                                    $      19
                                                                   ===================

     The reserve balances of $19 at January 29, 2004 and $28 at January 30, 2003 are included in other current liabilities in the Company's Consolidated Balance Sheets. The related assets are recorded at their estimated fair value, less selling costs, of $13 as of January 29, 2004 and reported as assets held for sale in the Company's Consolidated Balance Sheets.

Phase 2: Discontinued Operations/Market Exits
     In March 2002 the Company's Board of Directors approved the second phase of the Company's restructuring plan designed to improve future financial results and to drive future competitiveness. This phase of the plan included the complete exit of four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 stores and two distribution centers and the reduction of division offices from 15 to 11. The facilities identified for sale or closure were evaluated for lease liability and asset impairment, including goodwill, in accordance with the Company's policy. The operating results and gains and losses related to these market exits have been included in discontinued operations in the Company's Consolidated Earnings. The prior years' operating activities for these 95 stores, two distribution centers and reduction of division offices from 15 to 11 have been reported as Discontinued operations: Operating (loss) income in the accompanying Consolidated Earnings.

     The discontinued operations generated sales of $290 and $1,326 in 2002 and 2001, respectively, and an operating loss of $50 and operating profit of $10 in 2002 and 2001, respectively. The discontinued operations were not material to the 2003 Consolidated Earnings. The loss from discontinued operations was $286 in 2002 and consisted of a loss from operations of $50 and asset impairments, lease settlements and other costs of $379, net of $143 in income tax benefits. The table below details the activity associated with the disposition.

                                                       NONCASH               ACCRUALS         TOTAL CHARGES
                                                       CHARGES                                    (CREDITS)
                                            -------------------    -------------------    ------------------
2002 Activity
   Asset impairments                                      $401               $       -                $  401
   Lease settlements                                         -                      26                    26
   Severance and outplacement                                -                      23                    23
   Other                                                     -                       2                     2
   Gain on asset sales                                     (63)                      -                   (63)
   Favorable lease settlements                               -                     (10)                  (10)
                                                                                          -------------------
      Loss on disposal                                                                                $  379
                                                                                          ===================
    Cash payments during 2002                                                      (30)
                                                                   --------------------
     Reserve balance at January 30, 2003                                            11

2003 Activity
   Unfavorable lease settlements                                                     1                     1
                                                                                          -------------------
     Loss on disposal                                                                                 $    1
                                                                                          ===================
   Cash payments during 2003                                                        (4)
                                                                   --------------------
     Reserve balance at January 29, 2004                                     $       8
                                                                   ====================

     The reserve balances of $8 at January 29, 2004 and $11 at January 30, 2003 are included in other current liabilities in the Company's Consolidated Balance Sheets.

     Assets related to discontinued operations are recorded at their estimated net realizable value, less selling costs, of $8 as of January 29, 2004 and are reported as assets held for sale in the Company's Consolidated Balance Sheet. These assets include land, buildings, equipment and leasehold improvements and are being actively marketed. As of January 30, 2003, all 95 stores and both distribution centers were closed. In addition, the Company had either sold or terminated the leases related to 80 of the 95 stores and both distribution centers as of January 29, 2004.

     2003 unfavorable lease settlement charges are included in continuing operations as part of selling, general and administrative expenses.

     Other consists of amounts paid in connection with notification regulations and negotiated contract terminations.

Liquidity and Capital Resources
     Cash provided by operating activities during 2003 was $1,545, compared to $2,060 in 2002 and $2,009 in 2001. The decrease in cash provided by operating activities in 2003 as compared to 2002 was primarily due to lower earnings before interest, taxes, depreciation and amortization from continuing operations, a reduction in accounts payable due to lower inventory purchases and inventory turns in the Southern California Division directly related to the Labor Dispute and increased inventory levels as a result of increased store count. These uses of cash were partially offset by a reduction in the Company's current income tax payable as a result of implementation of tax planning initiatives in 2003. In 2002, cash flows from operations increased slightly primarily as the result of better inventory leverage in 2002 as compared to 2001. With the resolution of the Labor Dispute, management expects operating cash flows in 2004 to increase slowly as affected stores rebuild market share in southern California.

     Cash flow used in investing activities for 2003 increased to $926 compared to $662 in 2002. This increase was a result of 2002 investing activities that included proceeds from the sale of assets (primarily associated with the 2001 restructuring activities and the 2002 market exits) that were $488 greater than asset sale proceeds received in 2003, partially offset by lower capital expenditures in 2003. Capital expenditures declined $265 in 2003 as compared to 2002, primarily due to amounts invested in new store and store remodels in 2003 being partially offset by increased expenditures on information technology. The Company expects capital expenditures in 2004 to be approximately $300 higher than those in 2003 due to the proposed acquisition of Shaw's and expects other investing related activities to remain level.

     Cash flows used in investing activities in 2002 decreased $418 as compared to 2001 primarily due to cash received from the sale of assets associated with the 2001 restructuring and 2002 market exits. Capital expenditures decreased $96 due to reduced spending on new store construction and store acquisitions partially offset by increased spending on existing store upgrades and remodeling.

     The Company's financing activities for 2003, 2002 and 2001 included payments on long-term borrowings, stock purchased and retired and dividend payments. Cash flow used in financing activities in 2003 was $492 as compared to $1,297 and $905 in 2002 and 2001, respectively. The primary difference in financing activity cash flows was the Company's decision to purchase fewer shares of its common stock in 2003. In 2002, the Company purchased $862 of its common stock as compared to $108 in 2003.

     The Board of Directors, at its March 2004 meeting, maintained the regular quarterly cash dividend of $0.19 per share, for an effective annual rate of $0.76 per share.

     The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. The Company had no commercial paper or bank line borrowings outstanding at January 29, 2004 or January 30, 2003. The Company expects to use commercial paper to fund a portion of the purchase price for Shaw's.

     The Company had three revolving credit facilities totaling $1,400 during 2003. The first agreement, a 364-day revolving credit facility with total availability of $100 was due to expire in February 2004 but renewed for an additional year to expire in February 2005. The second agreement, a revolving credit facility with total availability of $350 was set to expire in March 2004, but was extended through July 2004. The Company expects to replace this agreement. The third agreement, a five-year facility for $950, expires in March 2005. The agreements in place at year end also contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage, as defined, of no less than 2.7 times. As of January 29, 2004 and January 30, 2003, the Company was in compliance with these requirements. However, due to goodwill that is expected to be generated as a result of the acquisition of Shaw's, the Company will have to obtain a prospective waiver of the consolidated tangible net worth covenant under these agreements. All of the revolving credit agreements contain an option which would allow the Company, upon due notice, to convert any outstanding amounts at the expiration dates to term loans, as long as the Company is in compliance with the terms and conditions of the related agreements. No borrowings were outstanding under the credit facilities as of January 29, 2004 or January 30, 2003.

     Albertsons filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 ("2001 Shelf Registration") to authorize the issuance of up to $3,000 in debt securities. In May 2001 the Company issued $600 of Term Notes under the 2001 Shelf Registration. The Notes are composed of $200 of principal bearing interest at 7.25% due May 1, 2013 and $400 of principal bearing interest at 8.0% due May 1, 2031. Proceeds were used primarily to repay borrowings under the Company's commercial paper program. During 2002 and 2003, no securities were issued under the 2001 Registration Statement. As of January 29, 2004, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however, there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.

     During 2002, the Company purchased and retired 35.1 million shares of its common stock for $862, at an average price of $24.54 per share. During 2003, the Company repurchased 5.3 million shares of its common stock for a total expenditure of $108 at an average price of $20.26 per share. On December 5, 2003, the Board of Directors reauthorized a program authorizing management, at their discretion, to purchase and retire up to $500 of the Company's common stock through December 31, 2004. The Company may continue or, from time to time suspend, purchasing shares under its stock purchase program without notice, depending on prevailing market conditions, alternate uses of capital and other factors.

     The Company's operating results continue to enhance its financial position and ability to continue its internal expansion program. Cash flows from operations and available borrowings are adequate to support currently planned business operations, stock repurchases and capital expenditures. The Company has short-term financing capacity in the form of commercial paper or bank line borrowings up to $1,400 and long-term capacity under the 2001 Registration Statement of $2,400. The Company intends to use a combination of cash-on-hand and commercial paper to finance the acquisition of Shaw's.

     As of January 29, 2004, the Company's credit ratings were as follows:

                                             S & P             Moody's           Fitch
     ----------------------------------- ----------------- ----------------- -----------------
         Long-term debt                      BBB               Baa2              BBB
         Short-term debt                     A2                P2                F2

     The Company does not have any credit rating downgrade triggers that would accelerate repayment in the Company's fixed-term debt portfolio were a downgrade in the Company's credit ratings to occur. Similarly, a downgrade in the Company's credit ratings would not affect the Company's ability to borrow amounts under the revolving credit facilities. However, any adverse changes to the Company's credit ratings would increase the cost of borrowings under the Company's credit facilities. In addition, a downgrade could limit the Company's ability to issue commercial paper. Should this occur, the Company might seek alternative sources of funding, including the issuance of notes under the existing shelf registration statements. In addition, up to $1,400 could be drawn upon from the Company's senior unsecured credit facilities. The Company does not anticipate the acquisition of Shaw's to have an impact on its credit ratings.

Contractual Obligations, Commercial Commitments and Guarantees

Contractual Obligations
     The Company enters into a variety of legally binding obligations and commitments in the normal course of its business. The table below presents the Company's long-term contractual obligations and commitments which are considered to represent known future cash payments that the Company will be required to make under existing contractual arrangements. Some amounts are based on management's estimates and assumptions and amounts actually paid may vary from those reflected in the table.

                Contractual Obligation                                 Payments Due By Period
-------------------------------------------------------- ---------------------------------------------------
                                                                                                   2009 and
                                                  Total         2004   2005 - 2006  2007 - 2008  Thereafter
--------------------------------------- ---------------- ----------- -------------- ------------ -----------
Long-term debt, including current
portion (1)                                     $ 4,958       $  506        $  208       $   74     $ 4,170
Capital lease obligations (2)                       865           53            96           93         623
Operating leases (2)                              3,765          349           628          531       2,257
Purchase obligations (4)
   Utilities (3)                                    148           68            80            -           -
   Contracts for purchase of property
   and construction of buildings                     99           98             1            -           -
  Transportation contracts                           80           80             -            -           -
Other
   Self insurance liability                         731          262           237          105         127
   Compensation and benefits                        530           56            91           28         355
   Other long-term liabilities                       13            8             5            -           -
--------------------------------------- ---------------- ------------ ------------- ------------ -----------
Total contractual cash obligations              $11,189       $1,480        $1,346       $  831     $ 7,532
======================================= ================ ============ ============= ============ ===========

     (1) The Company has medium-term notes and debentures that contain put options that would require the Company to repay borrowed amounts prior to maturity. Medium-term notes of $30 and $50 mature in July 2027 and April 2028, respectively, and have put options exercisable in July 2007 and April 2008, respectively. Debentures in the amount of $200 mature in May 2037 and have a put option exercisable in May 2009. For the purpose of the table above, payments of these obligations are assumed to occur at maturity.
     (2) Represents the minimum rents payable and includes leases associated with closed stores accrued for under the Company's restructuring and closed store reserves. Amounts are not offset by expected sublease income.
     (3) The Company has entered into supply contracts to purchase specified quantities of electricity and natural gas that have terms through 2006. The amounts included in the table reflect projected purchases based on historical usage and contracted rates.
     (4) In addition to the contracts noted in this table, the Company enters into supply contracts to purchase products for resale in the ordinary course of business. This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products. These supply contracts typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor's published list price; termination provisions; and other standard contractual considerations. There are a significant number of these contracts, however they are typically cancelable upon return of unearned allowances and therefore no amounts have been included above.

Commercial Commitments
     The Company had outstanding Letters of Credit of $103 as of January 29, 2004, all of which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company's credit facilities. Of the $103 outstanding at year end, $83 were standby letters of credit covering primarily workers' compensation or performance obligations. The remaining $20 were commercial letters of credit supporting the Company's merchandise import program. The Company paid issuance fees that varied, depending on type, up to 0.90% of the outstanding balance of the letter of credit.

Guarantees
     The Company provides guarantees, indemnifications and assurances to others in the ordinary course of its business. The Company has evaluated its agreements that contain guarantees and indemnification clauses in accordance with the guidance of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

     The Company is contingently liable for certain operating leases that were assigned to third parties in connection with various store closures and dispositions. If any of these third parties were to fail to perform their obligations under the lease, the Company could be responsible for the lease obligations. In 2003, the Company was notified that certain of these third parties have become insolvent and are seeking bankruptcy protection. At January 29, 2004, approximately 26 store leases for which the Company is contingently liable were subject to the bankruptcy proceedings of such third parties and 22 of such had been rejected by the applicable third party. The Company recorded pre-tax charges of $20 in 2003, which represents the remaining minimum lease payments and other payment obligations under the 22 rejected leases, less estimated sublease income and discounted at the Company's credit-adjusted risk-free interest rate. As of January 29, 2004, the Company had remaining guarantees on approximately 192 stores with leases extending through 2026. Assuming that each respective purchaser became insolvent, an event the Company believes to be remote because of the wide dispersion among third parties and remedies available, the minimum future undiscounted payments, exclusive of any potential sublease income, are $273.

     In  connection  with the merger  between the Company  and  American  Stores
Company, the Company was made party to and guaranteed a $200 American Stores Company bank term note due July 2004; this obligation is reflected in the Company's Consolidated Balance Sheet as of January 29, 2004.

     The Company enters into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, indemnifications against third party claims arising out of arrangements to provide services to Albertsons and indemnifications in merger and acquisition agreements. It is difficult to quantify the maximum potential liability under these indemnifications; however at January 29, 2004 the Company was not aware of any material liabilities arising from these indemnifications.

Off Balance Sheet Arrangements
     At January 29, 2004, the Company had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that were accounted for under the equity method at January 29, 2004, had no liabilities associated with them that were guaranteed by or that would be considered material to Albertsons. Accordingly, the Company does not have any off balance sheet arrangements with unconsolidated entities.

Capital Expenditures
     The Company is committed to keeping its stores up to date. In the last three years, the Company has opened or remodeled 693 stores, representing 32% of the Company's retail square footage as of January 29, 2004. The following summary of historical capital expenditures includes capital leases, stores acquired in business and asset acquisitions and assets acquired with related debt:

                                                                        2003         2002        2001
---------------------------------------------------------------- ------------ ------------ -----------
New and acquired stores                                             $    371      $   688     $   875
Remodels                                                                 345          455         348
Retail replacement equipment, technology and other                       387          221         247
Distribution facilities and equipment                                     53           70          64
---------------------------------------------------------------- ------------ ------------ -----------
Total capital expenditures                                          $  1,156      $ 1,434     $ 1,534
================================================================ ============ ============ ===========

     Total capital expenditures include capitalized lease obligations incurred of $62 in 2003, $75 in 2002 and $79 in 2001.

     The Company's financial position provides the flexibility for the Company to grow through its store development program and future acquisitions. The Company's capital expenditure budget for 2004 is approximately $1,300 and includes approximately $100 in new capital and operating lease obligations. The Company expects capital expenditures to be approximately $300 higher if the proposed acquisition of Shaw's is consummated.

Related Party Transactions
     Transactions with related parties were not considered material. See Note 20 "Related Party Transactions" in the Notes to Consolidated Financial Statements.

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

VENDOR FUNDS The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of the vendor's products in the Company's advertising; placement of the vendor's products in prominent locations in the Company's stores; introduction of new products into the Company's distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities, such as volume commitment rebates and credits for purchasing products in advance of their need. The terms of vendor funds arrangements vary in length, from short-term arrangements that are completed within a quarter, to long-term arrangements that are expected to be completed within ten years.

     Accounting for vendor funds is discussed in Emerging Issues Task Force "EITF" Issue 02-16: Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16), which the Company adopted as of the beginning of 2002. As a result of this guidance, the Company began recognizing the vendor funds for merchandising activities as a reduction of cost of sales when the related products are sold as opposed to the previous method of recognizing these credits as a reduction to cost of sales when the merchandising activity was performed in accordance with the underlying agreements. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The amount of vendor funds remaining in ending inventory requires management judgment and estimates. Management estimates these amounts based on the average inventory turnover rates by product category for the Company's grocery, general merchandise and lobby departments and by average inventory turnover rates by department for the Company's remaining inventory. The amount of vendor funds reducing the Company's inventory ("inventory offset") as of January 29, 2004 was $155, an increase of $3 from the beginning of 2003. The vendor funds inventory offset as of January 30, 2003 was $152, a decrease of $6 from the beginning of 2002.

LONG-LIVED ASSET IMPAIRMENTS The Company regularly reviews long-lived assets for indicators of impairment. Management's judgments regarding the existence of impairment indicators are based on operational performance. Future events could cause management to conclude that impairment indicators exist and that the value of long-lived assets is impaired. When events or changes in circumstances indicate that the carrying value of an asset or an asset group is not recoverable, the fair value of the asset is compared to its carrying value. Impairment losses are measured as the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value of the assets is determined by internal real estate specialists or by independent quotes. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment and inflation.

     For properties that have closed and are under long-term operating lease agreements, the present value of any remaining liability under the lease, discounted using credit risk-free rates and net of estimated sublease rentals that could be reasonably obtained for the property, is recognized as a liability and charged to operations. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal real estate specialists estimate the subtenant income and asset recovery values based on their historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of the Company's previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by specific real estate markets, the economic environment and inflation.

GOODWILL The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002. Upon adoption, the aggregate of the goodwill allocated to the stores in each reporting unit became the reporting units' goodwill balance. In order to determine if a reporting unit's goodwill was impaired, a combination of internal analysis, focusing on each reporting unit's implied EBITDA multiple and estimates of fair value from independent valuation specialists were used. Based on these analyses, there was no impairment of goodwill at the adoption date. Subsequently, during the fourth quarter of 2002 and 2003, the Company completed its annual impairment review and determined that there was no impairment. The fair value estimates could change in the future depending on internal and external factors, including the success of strategic sourcing initiatives, labor cost controls and competitive activity.

SELF-INSURANCE The Company is primarily self-insured for property loss, workers' compensation, automobile liability costs and general liability costs. The Company records its self-insurance liability, determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Any actuarial projection of ultimate losses is subject to a high degree of variability. Sources of this variability are numerous and include, but are not limited to, future development of previous claims, future economic conditions, court decisions and legislative actions. For example, workers compensation costs were $361, $282 and $224 in 2003, 2002 and 2001 respectively. The increase in costs was primarily attributable to development of prior year claims that were higher than previously estimated while the annual number of workers' compensation claims has decreased year to year.

     The Company's workers' compensation liabilities are from claims occurring in various states. Individual state workers' compensation regulations have received a tremendous amount of attention from state politicians, insurers, employers and providers, as well as the public in general. Recent years have seen an escalation in the number of legislative reforms, judicial rulings and social phenomena affecting workers' compensation. The changes in a state's political and economic environment increase the variability in the unpaid claim liabilities. The Company's workers' compensation reserves do not contemplate any of these potential developments.

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

PENSION COSTS Pension benefit obligations and the related effects on operations are dependent on the Company's selection of actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. Actual returns on plan assets exceeded return assumptions over an extended period in the past, which kept pension expense and cash contributions to the plans at modest levels. Weaker market performance may significantly increase pension expense and cash contributions in the future. Changes in the interest rates used to determine the discount rate may also cause volatility in pension expense and cash contributions. Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company's recognized expense and recorded obligation in such future periods. For example, in 2003 the Company's discount rate assumption was 6.15% and its long-term asset return assumption was 8.0%. Using these assumptions, the Company's 2003 pension expense was $30, following expense of $12 in 2002 and income of $9 in 2001. If the Company had decreased its estimated discount rate to 5.9% and its expected return on plan assets to 7.5%, the Company's 2003 pension expense would have been $37 and net earnings would have decreased approximately $4. If the Company had increased its discount rate assumption to 6.4% and its expected return on plan assets to 8.5%, 2003 pension expense would have been $24 and net earnings would have increased approximately $4.

Recently Issued and Adopted Accounting Standards
     In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on January 31, 2003 and did not have a material effect on the Company's consolidated financial statements.

     In November 2002 the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial
statements  about  the  obligations   associated  with  guarantees  issued.  The
recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

     In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were required to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003 the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46(R)"). FIN 46(R) provides additional guidance related to identifying variable interest entities and determining whether such entities should be consolidated. The adoption of FIN 46(R) did not have a material effect on the Company's consolidated financial statements.

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and was effective for the Company in the third quarter. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

     In November 2003 the EITF confirmed as a consensus EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, `Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). EITF 03-10 will not impact the Company's existing accounting and reporting policies for manufacturers' coupons that can be presented at any retailer that accepts coupons. For arrangements with vendors that are entered into or modified after January 29, 2004, the Company is required to record the vendor reimbursement as a reduction of cost of sales (instead of sales) if the coupon can only be redeemed at a Company retail store. This modification to the Company's accounting and reporting policies will only impact sales and cost of sales beginning in the Company's first quarter of 2004 and is not expected to have a material impact on sales or cost of sales.

     In December 2003 the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132(R)"). This statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The disclosures required by SFAS No. 132(R) are included in Note 18 "Employee Benefit Plans".

Environmental
     The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and groundwater contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of properties). The Company conducts an ongoing program for the inspection and evaluation of potential new sites and the remediation and monitoring of contamination at existing and previously owned sites. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the costs of required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Environmental remediation costs were not material in 2003, 2002 or 2001.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to certain market risks that are inherent in the Company's financial instruments, which arise from transactions entered into in the normal course of business. From time to time, the Company enters into certain derivative transactions. The Company does not enter into derivative financial instruments for trading purposes. The Company uses derivatives primarily as cash flow hedges to set interest rates for forecasted debt issuances, such as interest rate locks.

     The Company is subject to interest rate risk on its fixed interest rate debt obligations. The fair value of debt with a fixed interest rate will increase as interest rates fall and the fair value will decrease as interest rates rise.

     As of January 29, 2004 and January 30, 2003, the Company had no foreign exchange exposure and no outstanding derivative transactions. There have been no material changes in the primary risk exposures or management of the risks since the prior year. The Company expects to continue to manage risks in accordance with the current policy.

     The table below provides information about the Company's debt obligations whose fair values are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates:

                                                                         There-                    Fair
                        2004     2005      2006     2007       2008       After       Total       Value
--------------------- -------- -------- --------- -------- ---------- ----------- ----------- -----------
Fixed rate debt        $ 506    $ 206     $   2    $  12     $   62     $ 4,170     $ 4,958     $ 5,491
  Obligations
Weighted average
  interest rate          6.7%     7.3%      8.5%     6.9%       6.6%        7.6%        7.4%          -


Item 8.  Financial Statements and Supplementary Data.

Albertson's, Inc.
Index to Consolidated Financial Statements

                                                                                               Page
                                                                                               Number
Independent Auditors' Report                                                                     31
Consolidated Earnings for the fiscal years ended January 29, 2004, January 30, 2003 and
   January 31, 2002                                                                              32
Consolidated Balance Sheets at January 29, 2004 and January 30, 2003                             33
Consolidated Cash Flows for the fiscal years ended January 29, 2004, January 30, 2003 and
   January 31, 2002                                                                              34
Consolidated Stockholders' Equity for the fiscal years ended January 29, 2004, January 30,
   2003  and January 31, 2002                                                                    35
Notes to Consolidated Financial Statements                                                       36

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Albertson's, Inc.:

     We have audited the accompanying consolidated balance sheets of Albertson's, Inc. and subsidiaries as of January 29, 2004 and January 30, 2003 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended January 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Albertson's, Inc. and subsidiaries at January 29, 2004 and January 30, 2003 and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in the notes to the consolidated financial statements, during the year ended January 30, 2003, the Company changed its methods of accounting for goodwill (Notes 2 and 12) and for closed stores (Note 5) to conform to Statements of Financial Accounting Standards No. 142 and 144. Also during the year ended January 30, 2003, the Company changed its method of accounting for vendor funds (Notes 2 and 3) to conform to Emerging Issues Task Force Issue No. 02-16.

     As discussed in Note 25 to the consolidated financial statements, on March 25, 2004, the Company entered into a stock purchase agreement with J Sainsbury plc and JS USA Holdings Inc. to acquire all of the outstanding capital stock of the entities which conduct J Sainsbury plc's U.S. retail grocery business.


Deloitte & Touche LLP
Boise, Idaho
March 25, 2004

ALBERTSON'S, INC.
CONSOLIDATED EARNINGS

For the 52 weeks ended                                            January 29,     January 30,        January 31,
(In millions, except per share data)                                     2004            2003               2002
------------------------------------------------------------- ----------------- --------------- ------------------
Sales                                                                $ 35,436        $ 35,626           $ 36,605
Cost of sales                                                          25,306          25,248             26,179
------------------------------------------------------------- ----------------- --------------- ------------------
Gross profit                                                           10,130          10,378             10,426
Selling, general and administrative expenses                            8,822           8,598              8,731
Restructuring (credits) charges                                           (10)            (37)               468
Gain on sale of New England Osco drugstores                                 -               -                (54)
Merger-related credits                                                      -               -                (15)
------------------------------------------------------------- ----------------- --------------- ------------------
Operating profit                                                        1,318           1,817              1,296
Other expenses:
  Interest, net                                                          (409)           (396)              (425)
  Other, net                                                               (3)            (16)                (8)
------------------------------------------------------------- ----------------- --------------- ------------------
Earnings from continuing operations before income taxes                   906           1,405                863
Income tax expense                                                        350             540                367
------------------------------------------------------------- ----------------- --------------- ------------------
Earnings from continuing operations                                       556             865                496
Discontinued operations:
  Operating (loss) income                                                   -             (50)                10
  Loss on disposal                                                          -            (379)                 -
  Income tax (benefit) expense                                              -            (143)                 5
------------------------------------------------------------- ----------------- --------------- ------------------
(Loss) earnings from discontinued operations                                -            (286)                 5
------------------------------------------------------------- ----------------- --------------- ------------------
Earnings  before  cumulative  effect of change in accounting              556             579                501
  principle
Cumulative effect of change in accounting  principle (net of
  tax of $60)                                                               -             (94)                 -
------------------------------------------------------------- ----------------- --------------- ------------------
Net Earnings                                                         $    556        $    485           $    501
============================================================= ================= =============== ==================

Earnings (loss) per share:
Basic
  Continuing operations                                              $   1.51        $   2.18           $   1.22
  Discontinued operations                                                   -           (0.72)              0.01
  Cumulative  effect of change in accounting  principle (net
   of tax of $0.15)                                                         -           (0.24)                 -
------------------------------------------------------------- ----------------- --------------- ------------------
  Net Earnings                                                       $   1.51        $   1.22           $   1.23
============================================================= ================= =============== ==================

Diluted
  Continuing operations                                              $   1.51        $   2.17           $   1.22
  Discontinued operations                                                   -           (0.72)              0.01
  Cumulative  effect of change in accounting  principle (net
   of tax of $0.15)                                                         -           (0.23)                 -
------------------------------------------------------------- ----------------- --------------- ------------------
  Net Earnings                                                       $   1.51        $   1.22           $   1.23
============================================================= ================= =============== ==================

Weighted average common shares outstanding:
  Basic                                                                   368             397                406
  Diluted                                                                 368             399                408

See Notes to Consolidated Financial Statements

ALBERTSON'S, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                  January 29,        January 30,
(In millions, except par value data)                                                     2004               2003
-------------------------------------------------------------------------- ------------------- ------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                          $    289           $    162
  Accounts and notes receivable, net                                                      683                647
  Inventories                                                                           3,035              2,973
  Assets held for sale                                                                     69                120
  Prepaid and other                                                                       343                366
-------------------------------------------------------------------------- ------------------- ------------------
    Total Current Assets                                                                4,419              4,268
Land, buildings and equipment, net                                                      9,145              9,029
Goodwill                                                                                1,400              1,399
Intangibles, net                                                                          130                214
Other assets                                                                              300                301
-------------------------------------------------------------------------- ------------------- ------------------
Total Assets                                                                         $ 15,394           $ 15,211
========================================================================== =================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                   $  1,774           $  1,993
  Salaries and related liabilities                                                        659                615
  Self-insurance                                                                          262                244
  Current maturities of long-term debt and capital lease obligations                      520                119
  Other current liabilities                                                               470                477
-------------------------------------------------------------------------- ------------------- ------------------
    Total Current Liabilities                                                           3,685              3,448
Long-term debt                                                                          4,452              4,950
Capital lease obligations                                                                 352                307
Self-insurance                                                                            469                367
Other long-term liabilities and deferred credits                                        1,055                942
Commitments and contingencies                                                               -                  -
Stockholders' Equity:
  Preferred stock - $1.00 par value; authorized - 10 shares; designated -
    3 shares of Series A Junior Participating; issued - none - - Common stock -
  $1.00 par value; authorized - 1,200 shares; issued -
    368 shares and 372 shares, respectively                                               368                372
  Capital in excess of par                                                                155                128
  Accumulated other comprehensive loss                                                   (109)               (96)
  Retained earnings                                                                     4,967              4,793
-------------------------------------------------------------------------- ------------------- ------------------
    Total Stockholders' Equity                                                          5,381              5,197
-------------------------------------------------------------------------- ------------------- ------------------
Total Liabilities and Stockholders' Equity                                           $ 15,394           $ 15,211
========================================================================== =================== ==================

    See Notes to Consolidated Financial Statements

ALBERTSON'S, INC.
CONSOLIDATED CASH FLOWS
For the 52 weeks ended                                          January 29,        January 30,        January 31,
(In millions)                                                          2004               2003               2002
----------------------------------------------------------- ----------------- ------------------ ------------------
Cash Flows From Operating Activities:
  Net earnings                                                        $ 556              $ 485              $ 501
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                       969                943                913
    Net deferred income taxes                                           172                100               (129)
    Other noncash charges                                                48                 21                 42
    Stock-based compensation                                             25                 19                 19
    Goodwill amortization                                                 -                  -                 56
    Gain on curtailment of postretirement benefits                      (36)                 -                (36)
    Net gain on asset sales                                             (24)                (9)               (54)
    Restructuring (credits) charges                                      (8)               (16)               424
    Discontinued operations noncash charges                                                365                 54
    Cumulative effect of change in accounting principle                   -                 94                  -
  Changes in operating assets and liabilities:
      Receivables and prepaid expenses                                  (38)                21               (110)
      Inventories                                                       (62)               112                 40
      Accounts payable                                                 (242)              (100)               (68)
      Other current liabilities                                          29                (88)               287
      Self-insurance                                                    120                106                 71
      Unearned income                                                    25                 32                  3
      Other long-term liabilities                                       (11)               (25)                (4)
----------------------------------------------------------- ----------------- ------------------ ------------------
Net cash provided by operating activities                             1,545              2,060              2,009
----------------------------------------------------------- ----------------- ------------------ ------------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (1,094)            (1,359)            (1,455)
  Proceeds from disposal of land, buildings and
   equipment                                                             72                101                288
  Proceeds from disposal of assets held for sale                        119                578                118
  Other                                                                 (23)                18                (31)
----------------------------------------------------------- ----------------- ------------------ ------------------
Net cash used in investing activities                                  (926)              (662)            (1,080)
----------------------------------------------------------- ----------------- ------------------ ------------------

Cash Flows From Financing Activities:
  Cash dividends paid                                                  (279)              (306)              (309)
  Payments on long-term borrowings                                     (120)              (143)               (89)
  Stock purchases and retirements                                      (108)              (862)                 -
  Proceeds from long-term borrowings                                      9                  -                623
----------------------------------------------------------- ----------------- ------------------ ------------------
  Proceeds from stock options exercised                                   6                 14                 23
  Net commercial paper activity and bank borrowings                       -                  -             (1,153)
----------------------------------------------------------- ----------------- ------------------ ------------------
Net cash used in financing activities                                  (492)            (1,297)              (905)
----------------------------------------------------------- ----------------- ------------------ ------------------
Net Increase in Cash and Cash Equivalents                               127                101                 24
Cash and Cash Equivalents at Beginning of Year                          162                 61                 37
----------------------------------------------------------- ----------------- ------------------ ------------------
Cash and Cash Equivalents at End of Year                              $ 289              $ 162              $  61
=========================================================== ================= ================== ==================

Supplemental Cash Flow Information:
  Cash payments for income taxes, net of refunds                      $ 231              $ 376              $ 403
  Cash payments for interest, net of amounts capitalized                401                390                299
  Noncash investing and financing activities:
     Capitalized lease obligations incurred                              62                 75                 79


See Notes to Consolidated Financial Statements

ALBERTSON'S, INC.
CONSOLIDATED STOCKHOLDERS' EQUITY

                                   Common    Capital      Accumulated
                                   Stock   In Excess            Other                      Total
                               $1.00 Par      Of Par    Comprehensive   Retained   Stockholders'   Comprehensive
 (Dollars in millions)             Value       Value    (Loss) Income   Earnings          Equity          Income
-----------------------------------------------------------------------------------------------------------------
 Balance at February 1, 2001        $405       $ 48            $    -    $ 5,241          $ 5694            $765
                                                                                                           =====
 Net earnings                          -          -                 -        501             501             501
 Exercise of stock options,
   including tax benefits              2         26                 -          -              28               -
 Deferred stock unit plan              -         19                 -          -              19               -
 Directors' stock plan                 -          1                 -          -               1               -
 Dividends                             -          -                 -       (309)           (309)              -
 Minimum pension liability
   adjustment (net of tax of
   $16)                                -          -               (23)         -             (23)            (23)
 Interest rate locks:
   Cumulative effect of
    adoption of new accounting
    principle (net of tax of $3)       -          -                 5          -               5               5
   Loss on settled contracts
    (net of tax of $1)                 -          -                (1)         -              (1)             (1)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
 Balance at January 31, 2002         407         94               (19)     5,433           5,915             482
                                                                                                            ====
 Net earnings                          -          -                 -        485             485             485
 Exercise of stock options,
   including tax benefits              -         15                 -          -              15               -
 Stock purchases and
   retirements - 35,129,397
   shares                            (35)         -                 -       (827)           (862)              -
 Deferred stock unit plan              -         18                 -          -              18               -
 Directors' stock plan                 -          1                 -          -               1               -
 Dividends                             -          -                 -       (298)           (298)              -
 Minimum pension liability
   adjustment (net of tax of
   $49)                                -          -               (77)         -             (77)            (77)
-----------------------------------------------------------------------------------------------------------------
 Balance at January 30, 2003         372        128               (96)     4,793           5,197             408
                                                                                                            ====
 Net earnings                          -          -                 -        556             556             556
 Exercise of stock options,
   including tax benefits              -          6                 -          -               6               -
 Stock purchases and
   retirements - 5,314,700                                                 (103)           (108)
   shares                             (5)         -                 -                                          -
 Deferred stock unit plan              1         20                 -          -              21               -
 Directors' stock plan                 -          1                 -          -               1               -
 Dividends                             -          -                 -       (279)           (279)              -
 Minimum pension liability
   adjustment (net of tax of                                      (13)                       (13)            (13)
   $8)                                 -          -                            -
-----------------------------------------------------------------------------------------------------------------
 Balance at January 29, 2004        $368       $155            $ (109)   $ 4,967          $5,381            $543
=================================================================================================================

    See Notes to Consolidated Financial Statements

ALBERTSON'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

1. Business Description and Basis of Presentation
     Albertson's, Inc. ("Albertsons" or the "Company") is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.A. Albertson in 1939. Based on sales, the Company is one of the largest retail food and drug chains in the world.

     As of January 29, 2004 the Company operated 2,305 stores in 31 states. Retail operations are supported by 17 major Company distribution operations, strategically located in the Company's operating markets. The Company also operated 228 fuel centers near existing stores.

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include all entities in which the Company has control, including its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

2.  Summary of Significant Accounting Policies
Fiscal Year End: The Company's fiscal year ends on the Thursday nearest to January 31. As a result, the Company's fiscal year includes a 53rd week every 5 to 6 years. Fiscal years 2003, 2002 and 2001 each contained 52 weeks and ended on January 29, 2004, January 30, 2003 and January 31, 2002, respectively.

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

Segment Information: The Company operates retail food and drug stores. These operations are within a single operating segment and are located within the United States.

Derivatives: From time to time, the Company enters into certain derivative transactions, however the Company does not enter into derivative financial instruments for trading purposes. The Company uses derivatives primarily as cash flow hedges to set interest rates for forecasted debt issuances, such as interest rate locks. These contracts are with major financial institutions and are very short-term in nature. The gain or loss on interest rate locks is deferred in accumulated other comprehensive income and recognized as an adjustment to interest expense over the life of the related debt instrument.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories: The Company values inventories at the lower of cost or market. Cost of substantially all inventories is determined on a last-in, first-out ("LIFO") basis.

Vendor Funds: The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of the vendor's products in the Company's advertising; placement of the vendor's products in prominent locations in the Company's stores; introduction of new products into the Company's distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities, such as volume commitment rebates and credits for purchasing products in advance of their need. The terms of vendor funds arrangements vary in length, from short-term arrangements that are completed within a quarter, to long-term arrangements that are expected to be completed within ten years.

     Accounting for vendor funds is discussed in Emerging Issues Task Force "EITF" Issue 02-16: "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which the Company adopted as of the beginning of 2002. As a result of this adoption, the Company began recognizing vendor funds for merchandising activities as a reduction of cost of sales when the related products are sold as opposed to the previous method of recognizing these credits as a reduction to cost of sales when the merchandising activity was performed in accordance with the underlying agreements. In connection with the implementation of this new accounting method, the Company recorded a charge in 2002 of $94, net of tax benefit of $60.

     The amount of vendor funds reducing the Company's inventory ("inventory offset") as of January 29, 2004 was $155, an increase of $3 from the beginning of 2003. The vendor funds inventory offset as of January 30, 2003 was $152, a decrease of $6 from the beginning of 2002. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company's grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company's vendor funds in 2003) and by average inventory turnover rates by department for the Company's remaining inventory.

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

     The costs of major remodeling and improvements on leased stores are capitalized as leasehold improvements and amortized on the straight-line method over the shorter of the life of the applicable lease or the useful life of the asset. Assets under capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments and amortized on the straight-line method over the lease term.

     Beneficial lease rights and lease liabilities are recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the date of the acquisition of the lease. Beneficial lease rights and lease liabilities are amortized over the lease term using the straight-line method.

Goodwill: Goodwill resulting from business acquisitions represents the excess of cost over fair value of net assets acquired. Beginning in 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which required goodwill to no longer be amortized, but instead tested for impairment at least annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying value. Prior to 2002, goodwill was amortized using the straight-line method over its estimated benefit period of 40 years.

Company Owned Life Insurance: The Company has purchased life insurance policies to fund its obligations under certain deferred compensation plans for officers, key employees and directors. Cash surrender values of these policies are adjusted for fluctuations in the market value of underlying investments. The cash surrender value is adjusted each reporting period and any gain or loss is included with other expenses in the Company's Consolidated Earnings.

Impairment of Long Lived Assets and Closed Store Reserves: The Company assesses long-lived assets for indicators of impairment based on operational performance. When events or changes in circumstances indicate that the carrying value of an asset or an asset group may not be recoverable, the asset's fair value is compared to its carrying value. Impairment losses are recognized as the amount by which the carrying amounts of the assets exceed their fair values. Asset fair values are determined by internal real estate specialists or by independent quotes. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment and inflation.

     For properties that are closed and are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using credit risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal real estate specialists estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of the Company's previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by specific real estate markets, the economic environment and inflation.

Self-Insurance: The Company is primarily self-insured for property loss, workers' compensation, automobile liability costs and general liability costs. Self-insurance liabilities are determined actuarially based on claims filed and estimates for claims incurred but not reported. The majority of these liabilities are not discounted.

Deferred Rent: The Company recognizes rent holidays and rent escalations on a straight-line basis over the term of the lease. The deferred rent amount is included in other long-term liabilities and deferred credits on the Company's Consolidated Balance Sheets.

Revenue Recognition: Revenue is recognized at the point of sale for retail sales. The discount earned by customers by using their preferred loyalty card is recorded by the Company as a reduction to sales. The only income recognized from any in-store rental arrangement is the lease amount received based on space occupied.

Procurement, Distribution and Merchandising Costs: Cost of sales include, among other things, purchasing, inbound freight costs, product quality testing costs, warehousing costs, internal transfer costs, advertising, private label program and strategic sourcing program costs. Selling, general and administrative expenses include, among other things, merchandising planning and management costs, store-based purchasing and receiving costs and inventory management costs.

Store Opening Costs: Noncapital expenditures incurred in opening new stores or remodeling existing stores are expensed in the year in which they are incurred.

Advertising: Advertising costs are expensed when incurred. In 2003 and 2002, cooperative advertising funds were accounted for as vendor funds as described above. In 2001, cooperative advertising funds from vendors were recorded in the period which the related expense was incurred. Gross advertising expenses of $472, $527 and $537, excluding cooperative advertising money received from vendors, were included with cost of sales in the Company's Consolidated Earnings for 2003, 2002 and 2001, respectively.

Stock-Based Compensation: The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost of stock-based compensation is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par value. SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. If the fair value-based accounting method was utilized for stock-based compensation, the Company's pro forma net earnings and earnings per share would have been as follows:

                                                                        2003         2002        2001
       ------------------------------------------------------- -------------- ------------ -----------
       Net Earnings as reported                                       $  556       $  485      $  501
       Add:  Stock-based compensation expense included in
         reported net earnings, net of related tax effects                16           12          11
       Deduct: Total stock-based compensation expense
         determined under fair value based method for all
         awards, net of  related tax effects                             (45)         (44)        (41)
       --------------------------------------------------------- ------------ ------------ -----------
       Pro Forma Net Earnings                                         $  527       $  453      $  471
       ========================================================= ============ ============ ===========

       Basic Earnings Per Share:
         As Reported                                                  $ 1.51       $ 1.22      $ 1.23
         Pro Forma                                                      1.43         1.14        1.16
       ========================================================= ============ ============ ===========

       Diluted Earnings Per Share:
         As Reported                                                  $ 1.51       $ 1.22      $ 1.23
         Pro Forma                                                      1.43         1.14        1.15
       ========================================================= ============ ============ ===========

     The 2003, 2002 and 2001 pro forma net earnings resulted from reported net earnings less pro forma after-tax compensation expense. The pro forma effect on net earnings is not representative of the pro forma effect on net earnings in future years. For more information on the method and assumptions used in determining the fair value of stock-based compensation, see Note 16.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. A valuation allowance is recorded for deferred tax assets considered not likely to be realized. The major temporary differences and their net effect are shown in Note 15 "Income Taxes".

Comprehensive Income: Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders' equity. Items of comprehensive income other than net earnings were primarily related to the minimum pension liability of $21 ($13 net of tax), $126 ($77 net of tax) and $39 ($23 net of tax) for 2003, 2002 and 2001,
respectively.

Reclassifications: Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

3.  Cumulative Effect of Change in Accounting Principle
     As discussed in Note 2 "Summary of Significant Accounting Policies", in 2002 the Company adopted a new method for recognizing vendor funds related to merchandising activities. The pro forma amounts shown below reflect the retroactive application of the new method as if it had been in effect for 2002 and 2001.

                                                                                      2002           2001
        --------------------------------------------------------------------- ------------- --------------
        Net earnings                                                                 $ 579          $ 497

           Earnings per share - basic                                                $1.46          $1.22
           Earnings per share - diluted                                              $1.45          $1.22

4.  New and Recently Adopted Accounting Standards
     In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on January 31, 2003 and did not have a material effect on the Company's consolidated financial statements.

     In November 2002 the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial
statements  about  the  obligations   associated  with  guarantees  issued.  The
recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

     In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were required to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003 the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46(R)"). FIN 46(R) provides additional guidance related to identifying variable interest entities and determining whether such entities should be consolidated. The adoption of FIN 46(R) did not have a material effect on the Company's consolidated financial statements.

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was effective for the Company in the third quarter. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

     In November 2003 the EITF confirmed as a consensus EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, `Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). EITF 03-10 will not impact the Company's existing accounting and reporting policies for manufacturers' coupons that can be presented at any retailer that accepts coupons. For arrangements with vendors that are entered into or modified after January 29, 2004, the Company is required to record the vendor reimbursement as a reduction of cost of sales (instead of sales) if the coupon can only be redeemed at a Company retail store. This modification to the Company's accounting and reporting policies will only impact sales and cost of sales beginning in the Company's first quarter of 2004 and is not expected to have a material impact on sales or cost of sales.

     In December 2003 the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132(R)"). This statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The disclosures required by SFAS No. 132(R) are included in Note 17 "Employee Benefit Plans".

5.  Discontinued Operations/Market Exits
     In March 2002 the Company's Board of Directors approved the second phase of the Company's restructuring plan designed to improve future financial results and to drive future competitiveness. This phase of the plan included the complete exit of four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 stores and two distribution centers and the reduction of division offices from 15 to 11. The facilities identified for sale or closure were evaluated for lease liability and asset impairment, including goodwill, in accordance with the Company's policy. The 2001 and 2002 operating activities for these 95 stores, two distribution centers and the related division offices have been classified in Discontinued operations: Operating (loss) income in the accompanying Consolidated Earnings.

     The discontinued operations generated sales of $290 and $1,326 in 2002 and 2001, respectively, and an operating loss of $50 and operating profit of $10 in 2002 and 2001, respectively. The discontinued operations were not material to the 2003 Consolidated Earnings. The loss from discontinued operations was $286 in 2002 and consisted of a loss from operations of $50 and asset impairments, lease settlements and other costs of $379, net of $143 in income tax benefits. The table below details the activity associated with the disposition:

                                                      NONCASH                               TOTAL  CHARGES
                                                      CHARGES               ACCRUALS              (CREDITS)
                                            -------------------    -------------------    ------------------
2002 Activity
   Asset impairments                                     $401                $     -               $   401
   Lease settlements                                        -                     26                    26
   Severance and outplacement                               -                     23                    23
   Other                                                    -                      2                     2
   Gain on asset sales                                    (63)                     -                   (63)
   Favorable lease settlements                              -                    (10)                  (10)
                                                                                          ------------------
    Loss on disposal                                                                                  $379
                                                                                          ==================
   Cash payments during 2002                                                     (30)
                                                                   -------------------
    Reserve balance at January 30, 2003                                           11

2003 Activity
   Unfavorable lease settlements                                                   1                     1
                                                                                          ------------------
    Loss on disposal                                                                               $     1
                                                                   -------------------    ==================
   Cash payments during 2003                                                      (4)
                                                                   -------------------
    Reserve balance at January 29, 2004                                      $     8
                                                                   ===================

     The reserve balance of $8 at January 29, 2004 and $11 at January 30, 2003 are included in other current liabilities in the Company's Consolidated Balance Sheet.

     Assets related to discontinued operations are recorded at their estimated net realizable value, less selling costs, of $8 as of January 29, 2004 and are reported as assets held for sale in the Company's Consolidated Balance Sheet. These assets include land, buildings, equipment and leasehold improvements and are being actively marketed. As of January 30, 2003, all 95 stores and both distribution centers were closed. The Company had either sold or terminated the leases related to 80 of the 95 stores and both distribution centers as of January 29, 2004.

     2003 unfavorable lease settlement charges are included in continuing operations as part of selling, general and administrative expenses.

     Other consists of amounts paid in connection with notification regulations and negotiated contract terminations.

6.  Restructuring
     In the first half of 2001, the Company initiated a profitability review of all of its retail stores, utilizing a methodology based on return on invested capital. The Company also evaluated its division management structure and the efficiency of its transaction processing departments. Based on these reviews, in July 2001 the Company committed to the following restructuring activities: 1) close and dispose of 165 underperforming stores in 25 states; 2) eliminate four of the then existing 19 division offices; 3) sell a store fixture manufacturing operation; 4) centralize certain transaction processing functions in Boise, Idaho; and 5) reduce general office head count.

     These restructuring activities called for the elimination of 1,341 managerial and administrative positions (excluding store level terminations). The restructuring charge recorded in 2001 included the following: employee severance and outplacement costs of $44; asset impairments of $361; lease termination costs of $57; and other costs of $6.

     In 2001 and 2002, respectively, 80 and 82 stores were closed or sold and 995 and 297 managerial and administrative employees were terminated. In 2002, management revised the planned restructuring activities to retain the Company's store fixture manufacturing operation, as it was determined to be more cost-effective than purchasing like-fixtures from external sources in the future; to retain one store due to improved operating performance; and to halt one part of the transaction processing consolidation due to a decision to replace the Company's human resource information systems (HRIS) by 2006. All remaining stores in this restructuring plan were sold or closed by 2003.

     The following table presents the pre-tax restructuring credits and charges and the related restructuring reserves included in the Company's Consolidated Balance Sheets:

                                                      NONCASH               ACCRUALS        TOTAL  CHARGES
                                                      CHARGES                                     (CREDITS)
                                            -------------------    -------------------    ------------------
 2001 Activity
   Asset impairments                                    $ 361                $     -               $   361
   Lease settlements                                        -                     57                    57
   Severance and outplacement                               -                     44                    44
   Other                                                    -                      6                     6
                                                                                          ------------------
      Restructuring charges                                                                        $   468
                                                                                          ==================
   Cash payments during 2001                                                     (46)
                                                                   -------------------
      Reserve balance at January 31, 2002                                         61

2002 Activity
   Retain store fixtures operation                         (3)                    (2)              $    (5)
   Halt part of consolidation - HRIS                        -                     (2)                   (2)
   Gains on asset sales                                   (17)                     -                   (17)
   Favorable lease settlements                              -                    (14)                  (14)
   Severance and outplacement                               -                      2                     2
   Other                                                    -                     (1)                   (1)
                                                                                          ------------------
      Restructuring credits                                                                        $   (37)
                                                                                          ==================
   Cash payments during 2002                                                     (16)
                                                                   -------------------
      Reserve balance at January 30, 2003                                         28

2003 Activity
   Gains on asset sales                                    (8)                     -                  $ (8)
   Other                                                   (2)                     -                    (2)
                                                                                          ------------------
      Restructuring credits                                                                        $   (10)
                                                                                          ==================
    Cash payments during 2003                                                     (9)
                                                                   -------------------
      Reserve balance at January 29, 2004                                    $    19
                                                                   ===================

     The reserve balances of $19 at January 29, 2004 and $28 at January 30, 2003 are included in other current liabilities in the Company's Consolidated Balance Sheets. The related assets are recorded at their estimated fair value, less selling costs, of $13 as of January 29, 2004, and reported as assets held for sale in the Company's Consolidated Balance Sheet.

7.  Closed Store Reserves
     The following table shows the pre-tax expense and related reserves, for closed stores and other surplus property:

                                                        NONCASH               ACCRUALS                 TOTAL
                                                                                                     CHARGES
                                                        CHARGES                                     (CREDITS)
                                               ------------------    -------------------    ------------------
Reserve balance at February 1, 2001                                             $   22

2001 Activity
   Asset impairments                                     $   44                      -                $   44
   Lease terminations                                         -                     27                    27
   Favorable lease termination                                -                     (2)                   (2)
   Gains on disposition                                      (2)                     -                    (2)
                                                                                            ------------------
     Closed store charge                                                                              $   67
                                                                                            ==================
   Cash payments during 2001                                                        (8)
                                                                     -------------------
     Reserve balance at January 31, 2002                                            39

2002 Activity
   Asset impairments                                         23                      -                $   23
   Lease terminations                                         -                      8                     8
   Favorable lease termination                                -                     (1)                   (1)
   Loss on disposition                                        5                      -                     5
                                                                                            ------------------
     Closed store charge                                                                              $   35
                                                                                            ==================
   Cash payments during 2002                                                       (16)
                                                                     -------------------
     Reserve balance at January 30, 2003                                            30

2003 Activity
   Asset impairments                                         27                      -                $   27
   Lease terminations                                         -                      5                     5
   Favorable lease termination                                -                     (6)                   (6)
   Gains on disposition                                     (13)                     -                   (13)
                                                                                            ------------------
     Closed store charge                                                                              $   13
                                                                                            ==================
   Cash payments during 2003                                                        (9)
                                                                     -------------------
     Reserve balance at January 29, 2004                                        $   20
                                                                     ===================

     As of January 29, 2004, $6 of the reserve balance was included with accounts payable and the remaining $14 was included with other long-term liabilities and deferred credits in the Company's Consolidated Balance Sheet. The related assets are recorded at their estimated fair value of $43 as of January 29, 2004, less selling costs, and reported as assets held for sale in the Company's Consolidated Balance Sheet.

     During fiscal 2001, the restructuring plan (discussed in Note 6 "Restructuring") included actions to accelerate the disposal of surplus property that included terminating leases through negotiated buyouts and selling owned properties through auctions. As a result of these actions, the Company incurred $51 of pre-tax restructuring adjustments. These charges were included in selling, general and administrative expenses in the Company's 2001 Consolidated Earnings.

     In January 2002 the Company sold a total of 80 Osco drugstores in Maine, Massachusetts and New Hampshire for $235 which resulted in a $54 pre-tax gain.

8.  Merger-related Credits
     Merger-related (credits) charges for 2001 represent a credit of $15 associated with the sale of an asset for an amount that was greater than originally estimated.

9.  Accounts and Notes Receivable
     Accounts and notes receivable, net, consisted of the following:

                                                                          January 29,        January 30,
                                                                                 2004               2003
-------------------------------------------------------------------- ----------------- ------------------
Trade and other accounts receivable                                            $  693             $  664
Current portion of notes receivable                                                 8                  6
Allowance for doubtful accounts                                                   (18)               (23)
-------------------------------------------------------------------- ----------------- ------------------
                                                                               $  683             $  647
==================================================================== ================= ==================

10.  Inventories
     Approximately 96% of the Company's inventories are valued using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been $576 and $589 higher at the end of 2003 and 2002, respectively. Net earnings (basic and diluted earnings per share) would have been lower by $8 ($0.02) in 2003, lower by $2 ($0.01) in 2002 and higher by $3 ($0.01) in 2001. The replacement cost of inventories valued at LIFO approximates FIFO cost.

     During 2003 and 2002, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2003 and 2002 purchases. As a result, cost of sales decreased by $3 in 2003, $4 in 2002 and $10 in 2001. This increased net earnings (basic and diluted earnings per share) by $2 ($0.01) in 2003, by $2 ($0.01) in 2002 and by $6 ($0.01) in
2001.

11.  Land, Buildings and Equipment
     Land, buildings and equipment, net, consisted of the following:

                                                                    January 29,           January 30,
                                                                           2004                  2003
---------------------------------------------------------- --------------------- ---------------------
Land                                                                     $1,936                $1,939
Buildings                                                                 5,978                 5,713
Fixtures and equipment                                                    5,928                 5,561
Leasehold improvements                                                    1,728                 1,619
Capitalized leases                                                          420                   355
---------------------------------------------------------- --------------------- ---------------------
                                                                         15,990                15,187
Accumulated depreciation                                                 (6,735)               (6,060)
Accumulated amortization on capital leases                                 (110)                  (98)
---------------------------------------------------------- --------------------- ---------------------
                                                                         $9,145                $9,029
========================================================== ===================== =====================

     Depreciation expense was $931, $901 and $869 for 2003, 2002 and 2001. Amortization expense of capital leases was $18, $18 and $19 for 2003, 2002 and 2001, respectively.

12.  Goodwill and Other Intangible Assets
     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002. As a result, the Company did not incur any expense for the amortization of goodwill in 2003 or 2002. The pretax expense for the amortization of goodwill included in continuing operations was $56 in 2001. Upon adoption, the aggregate of the goodwill allocated to the stores in each reporting unit became the reporting units' goodwill balance. In order to determine if a reporting unit's goodwill was impaired, a combination of internal analysis, focusing on each reporting unit's implied EBITDA multiple and estimates of fair value from independent valuation specialists were used. Based on these analyses, there was no impairment of goodwill at the adoption date. Subsequently, during the fourth quarter of 2002 and 2003, the Company completed its annual impairment review and determined that there was no impairment. The fair value estimates could change in the future depending on internal and external factors, including the success of strategic sourcing initiatives, labor cost controls and competitive activity.

     The following table presents the Company's 2001 net earnings and earnings per share as if SFAS No. 142 had been adopted as of the beginning of fiscal year 2001:

                                                            January 29, 2004   January 30, 2003   January 31, 2002
                                                            ----------------- ------------------ ------------------
     Net earnings, as reported                                         $ 556              $ 485              $ 501
      Add back goodwill amortization, net of tax                           -                  -                 56
                                                            ----------------- ------------------ ------------------
    Adjusted net earnings                                              $ 556              $ 485              $ 557
                                                            ================= ================== ==================
    Basic EPS                                                          $1.51              $1.22              $1.23
      Add back goodwill amortization, net of tax                          -                   -               0.14
                                                            ----------------- ------------------ ------------------
      Adjusted Basic EPS                                               $1.51              $1.22              $1.37
                                                            ================= ================== ==================
    Diluted EPS                                                        $1.51              $1.22              $1.23
      Add back goodwill amortization, net of tax                           -                  -               0.14
                                                            ----------------- ------------------ ------------------
      Adjusted Diluted EPS                                             $1.51              $1.22              $1.37
                                                            ================= ================== ==================

     In 2003 there was no material change in the net carrying amount of goodwill. In connection with the complete exit of certain markets discussed in
Note 5, the Company wrote off $68 of goodwill, net in 2002. The goodwill written off arose from the original acquisition of the operating assets in those markets.

     The carrying amount of intangible assets was as follows:

                                                               January 29, 2004    January 30, 2003
                                                            -------------------- -------------------
    Amortizing:
       Favorable acquired operating leases                               $  221              $  231
       Customer lists and other contracts                                    56                  53
                                                            -------------------- -------------------
                                                                            277                 284
    Accumulated amortization                                               (186)               (173)
                                                            -------------------- -------------------
                                                                             91                 111
    Non-Amortizing:
       Liquor licenses                                                       39                  39
       Pension related intangible assets                                      -                  64
                                                            -------------------- -------------------
                                                                             39                 103
                                                            -------------------- -------------------
                                                                         $  130              $  214
                                                            ==================== ===================

     Straight line amortization expense for intangibles was $20, $24 and $25 in 2003, 2002 and 2001, respectively. Amortizing intangible assets have remaining useful lives from 2 to 38 years. Projected amortization expense for existing intangible assets is: $19, $12, $7, $6 and $5, for 2004, 2005, 2006, 2007 and
2008, respectively.

13.  Indebtedness
     Long-term debt consisted of the following (borrowings are unsecured unless indicated):

                                                                                 January 29,    January 30,
                                                                                        2004           2003
----------------------------------------------------------------------------- --------------- --------------
8.0% Debentures due May 1, 2031                                                       $  400         $  400
7.25% Notes due May 1, 2013                                                              200            200
7.5% Notes due February 15, 2011                                                         700            700
8.35% Notes due May 1, 2010                                                              275            275
8.7% Debentures due May 1, 2030                                                          225            225
7.45% Debentures due August 1, 2029                                                      650            650
6.95% Notes due August 1, 2009                                                           350            350
6.55% Notes due August 1, 2004                                                           300            300
Medium-term Notes, due 2013 through 2028, average interest rate of 6.5%                  317            317
Medium-term Notes, due 2007 through 2027, average interest rate of 6.8%                  200            200
7.75% Debentures due June 15, 2026                                                       200            200
7.5% Debentures due May 1, 2037                                                          200            200
8.0% Debentures due June 1, 2026                                                         272            272
7.9% Debentures due May 1, 2017                                                           95             95
7.4% Notes due May 15, 2005                                                              200            200
Medium-term Notes, due 2008 through 2028, average interest rate of 6.9%                  145            245
Notes  due  July  3,  2004,   average  interest  rate  of  6.95%  and  6.7%,
respectively                                                                             200            200
Industrial   revenue  bonds,   average  interest  rate  of  5.9%  and  5.9%,
   respectively due October 1, 2004 through December 15, 2011                              5              8
Secured  mortgage notes and other notes payable,  average  interest rates of
   6.9%  and 9.1%, respectively due 2004 through 2019                                     24             18
----------------------------------------------------------------------------- --------------- --------------
                                                                                       4,958          5,055
Current maturities                                                                      (506)          (105)
----------------------------------------------------------------------------- --------------- --------------
                                                                                      $4,452         $4,950
============================================================================= =============== ==============

     The Company had three revolving credit facilities totaling $1,400 during 2003. The first agreement, a 364-day revolving credit facility with total availability of $100 was due to expire in February 2004 but renewed for an additional year to expire in February 2005. The second agreement, a revolving credit facility with total availability of $350 was set to expire in March 2004, but was extended through July 2004. The Company expects to replace this agreement. The third agreement, a five-year facility for $950, expires in March 2005. The agreements in place at year end also contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,000 and a fixed charge coverage, as defined, of no less than 2.7 times. As of January 29, 2004 and January 30, 2003, the Company was in compliance with these requirements. However, due to goodwill that is expected to be generated as a result of the acquisition of the operations of J Sainsbury plc to be acquired by the Company (Shaw's) (see Note 25 "Subsequent Events" for further discussion of the anticipated acquisition of Shaw's) the Company will have to obtain a prospective waiver of the consolidated tangible net worth covenant under these agreements. All of the revolving credit agreements contain an option which would allow the Company, upon due notice, to convert any outstanding amounts at the expiration dates to term loans, as long as the Company is in compliance with the terms and conditions of the related agreements. No borrowings were outstanding under the credit facilities as of January 29, 2004 or January 30, 2003.

     The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 ("2001 Shelf Registration") to authorize the issuance of up to $3,000 in debt securities. In May 2001 the Company issued $600 of term notes under the 2001 Shelf Registration. The notes are composed of $200 of principal bearing interest at 7.25% due May 1, 2013 and $400 of principal bearing interest at 8.0% due May 1, 2031. Proceeds were used primarily to repay borrowings under the Company's commercial paper program.

     The Company has pledged real estate with a cost of $36 as collateral for mortgage notes which are payable on various schedules, including interest at rates ranging from 6.8% to 10.7%. The notes mature from 2004 to 2014.

     Medium-term notes of $30 due July 2027 contain a put option that would require the Company to repay the notes in July 2007 if the holder of the note so elects by giving the Company a 60-day notice. Medium-term notes of $50 due April 2028 contain a put option which would require the Company to repay the notes in April 2008 if the holder of the note so elects by giving the Company a 60-day notice. The $200 of 7.5% debentures due 2037 contains a put option that would require the Company to repay the note in 2009 if the holder of the notes so elects by giving the Company a 60-day notice.

    Net interest expense was as follows:

                                                                      2003         2002          2001
   ----------------------------------------------------------- ------------ ------------ -------------
   Long-term debt                                                   $  374       $  377        $  401
   Capitalized leases                                                   36           35            30
   Capitalized interest                                                (16)         (27)          (23)
   ----------------------------------------------------------- ------------ ------------ -------------
   Interest expense                                                    394          385           408
   Bank service charges, net of interest income                         15           11            17
   ----------------------------------------------------------- ------------ ------------ -------------
                                                                    $  409       $  396        $  425
   =========================================================== ============ ============ =============

     The scheduled aggregate maturities of long-term debt outstanding at January 31, 2004, are summarized as follows: $506 in 2004, $206 in 2005, $2 in 2006, $12 in 2007, $62 in 2008 and $4,170 thereafter. These figures do not include the potential accelerations due to put options.

14.  Capital Stock
     On December 2, 1996, the Board of Directors adopted a stockholder rights plan, which was amended on August 2, 1998, March 16, 1999 and September 26, 2003 under which all stockholders receive one right for each share of common stock held. Each right will entitle the holder to purchase, under certain circumstances, one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the "preferred stock") at a price of $160 per one one-thousandth share. Subject to certain exceptions, the rights will become exercisable for shares of preferred stock upon the earlier of (1) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock and (2) 10 business days (or such later date as may be determined by the Board of Directors) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock (collectively, the persons or groups referenced in (1) and (2) are referred to as an "Acquiring Person").

     Under the plan, subject to certain exceptions, if any person becomes an Acquiring Person, each right will then entitle its holder as defined by the plan, other than such Acquiring Person, upon payment of the $160 per one one-thousandth share exercise price, to purchase common stock (or, in certain circumstances, cash, property or other securities of the Company) with a value equal to twice the exercise price. The rights may be redeemed by the Board of Directors at a price of $0.001 per right under certain circumstances. The rights, which do not vote and are not entitled to dividends, will expire at the close of business on March 21, 2007, unless earlier redeemed or extended by the Board of Directors of the Company.

     During 2002, the Company purchased and retired 35.1 million shares of the Company's common stock for $862, at an average price of $24.54 per share. During 2003, the Company purchased and retired 5.3 million shares for $108, at an average price of $20.26 per share. On December 5, 2003, the Board of Directors reauthorized a program authorizing management, at their discretion, to purchase and retire up to $500 of the Company's common stock through December 31, 2004. The Company may continue or, from time to time suspend, purchasing shares under its stock purchase program without notice, depending on prevailing market conditions, alternate uses of capital and other factors.

15.  Income Taxes
     Deferred tax assets and liabilities consist of the following:

                                                                          January 29,      January 30,
                                                                                 2004             2003
----------------------------------------------------------------------- --------------- ----------------
Deferred tax assets:
  Compensation and benefits                                                     $ 301            $ 317
  Self-insurance                                                                  149              216
  Basis in fixed assets                                                           157              184
  Unearned income                                                                  33               17
  Other, net                                                                       65               69
  Valuation allowance                                                              (3)
                                                                                                    -
----------------------------------------------------------------------- --------------- ----------------
Total deferred tax assets                                                         702              803
----------------------------------------------------------------------- --------------- ----------------
Deferred tax liabilities:
  Basis in fixed assets and capitalized leases                                   (602)            (537)
  Inventories                                                                     (83)             (82)
  Compensation and benefits                                                       (23)             (51)
  Self-insurance                                                                  (14)              -
  Other, net                                                                      (37)             (25)
----------------------------------------------------------------------- --------------- ----------------
Total deferred tax liabilities                                                   (759)            (695)
----------------------------------------------------------------------- --------------- ----------------
Net deferred tax (liabilities) assets                                           $ (57)           $ 108
======================================================================= =============== ================

     The change in net deferred tax assets includes total adjustments of $7 for the year ended January 29, 2004 related to stock units of $(1) and other comprehensive income of $8.

     The Company has federal and state net operating loss carryforwards of $1 and $159, respectively, which will expire in years 2005 through 2021.

     Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. These accrued amounts are classified in other long term liabilities based on expected settlement dates.

     Income tax expense related to continuing operations consists of the following:

                                                                                2003         2002        2001
        ---------------------------------------------------------------- ------------ ------------ -----------
        Current:
           Federal                                                             $ 159        $ 448       $ 454
           State                                                                  19           52          50
        ---------------------------------------------------------------- ------------ ------------ -----------
                                                                                 178          500         504
        Deferred:
           Federal                                                               154           36        (124)
           State                                                                  18            4         (13)
        ---------------------------------------------------------------- ------------ ------------ -----------
                                                                                 172           40        (137)
        ---------------------------------------------------------------- ------------ ------------ -----------
                                                                               $ 350        $ 540       $ 367
        ================================================================ ============ ============ ===========

     The reconciliations between the federal statutory tax rate and the Company's effective tax rates are as follows:

                                          2003       Percent      2002       Percent        2001       Percent
----------------------------------- ----------- ------------- ---------- ------------- ---------- -------------
Taxes computed at statutory rate         $ 317          35.0     $ 492          35.0      $ 302           35.0
State income taxes net of federal
  income tax benefit                        36           4.0        56           4.0         37            4.2
Goodwill amortization                        -             -         -             -         27            3.1
Other                                       (3)         (0.4)       (8)         (0.6)         1            0.3
----------------------------------- ----------- ------------- ---------- ------------- ---------- -------------
                                         $ 350          38.6     $ 540          38.4      $ 367           42.6
=================================== =========== ============= ========== ============= ========== =============

16.  Stock Options and Stock Awards
     At January 29, 2004, Albertsons had one stock-based incentive plan in effect under which grants could be made with respect to 50 million shares of the Company's common stock (Albertson's, Inc. 1995 Amended and Restated Stock-Based Incentive Plan) (the "1995 Plan"). Under the 1995 Plan, approved by the stockholders most recently in 2001, options to purchase the Company's common stock and stock awards may be granted to officers, key employees, special advisors (as defined in the 1995 Plan) and non-employee members of the Board of Directors. During 2001, the 1995 Plan was amended to, among other things, increase the number of shares allowed by the plan from 30 million to 50 million. Generally, options are granted with an exercise price at not less than 100% of the closing market price on the date of the grant. The Company's options generally become exercisable in installments of 20% per year on each of the first through fifth anniversaries of the grant date or vest 100% on the third anniversary of the grant date and have a maximum term of 7 to 10 years.

Deferrable or Deferred Stock Units: From time to time, deferrable or deferred stock units with dividend equivalents paid in cash quarterly are awarded under the 1995 Plan to key officers of the Company. Deferred stock units are also awarded to non-employee members of the Board of Directors.

     Grants of 1,672,398 units were made during 2003 to key officers and non-employee directors of the Company, of which 1,046,548 and 356,885 units will vest at a rate of 33% per year after the first two years and 20% per year for the first five years, respectively, and be distributed in a manner elected by the participant on a date after the participant ceases to be an officer of the Company, 253,500 units will vest at a rate of 20% per year for the first five years and be distributed in stock at each vesting date unless otherwise deferred and 15,465 units were fully vested at their grant date.

     Grants of 1,080,441 units were made during 2002 to key officers and non-employee directors of the Company, of which 432,841 units will vest at a rate of 20% per year for the first five years and be distributed in a manner elected by the participant on a date after the participant ceases to be an officer of the Company, 638,540 units will vest at a rate of 20% per year for the first five years and be distributed in stock at each vesting date unless otherwise deferred and 9,060 units were fully vested at their grant date.

     Grants of 1,089,104 units were made during 2001 to key officers and non-employee directors of the Company of which 788,670 units will vest over time and be distributed in a manner elected by the participant on a date after the participant ceases to be an officer of the Company, 186,217 units will vest at a rate of 20% per year for the first five years and be distributed in stock at each vesting date unless otherwise deferred and 14,217 were fully vested at their grant date.

     Compensation expense for deferred stock units of $25, $19 and $19 was recorded in selling, general and administrative expenses in 2003, 2002 and 2001, respectively.

Stock Options: A summary of shares reserved for outstanding options as of the fiscal year end, changes during the year and related weighted average exercise price is presented below (shares in thousands):

                                               January 29, 2004        January 30, 2003        January 31, 2002
                                          ----------------------- ----------------------- -----------------------
                                             Shares        Price     Shares        Price     Shares        Price
        --------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
        Outstanding at beginning of year     30,245      $ 31.41     28,045      $ 33.06     25,290      $ 32.79
        Granted                               7,169        20.35      5,312        23.06      6,406        32.64
        Exercised                              (295)       21.72       (722)       23.99     (1,303)       22.71
        Forfeited                            (1,955)       32.14     (2,390)       34.43     (2,348)       34.70
        --------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

        Outstanding at end of year           35,164      $ 29.20     30,245      $ 31.41     28,045      $ 33.06
        ================================= =========== =========== =========== =========== =========== ===========
        Options exercisable at end of
        year                                 16,626      $ 34.08     13,523      $ 35.04     11,414      $ 35.67
        ================================= =========== =========== =========== =========== =========== ===========

     As of January 29, 2004, 9 million shares of the Company's common stock were reserved for future grants of stock options and stock awards.

     The following table summarizes options outstanding and options exercisable as of January 29, 2004 and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):

                                              Options Outstanding                  Options Exercisable
                                     ---------------------------------------    ---------------------------
                                             Shares     Remaining   Average              Shares    Average
       Option Price Per Share           Outstanding          Life     Price         Exercisable      Price
       ----------------------------- --------------- ------------- ---------    ---------------- ----------
       $ 20.23  - $ 22.52                    17,062           8.3   $ 21.18               3,970    $ 21.72
         23.52  -   34.87                    12,160           6.7     31.55               7,282      31.26
         35.00  -   45.94                     1,971           2.9     39.86               1,961      39.87
         47.00  -   51.19                     3,971           5.4     51.14               3,413      51.13
       ----------------------------- --------------- ------------- ---------    ---------------- ----------
       $ 20.23  - $ 51.19                    35,164           7.1   $ 29.20              16,626    $ 34.08
       ============================= =============== ============= =========    ================ ==========

     The weighted average fair value at date of grant for Albertsons options granted during 2003, 2002 and 2001 was $6.44, $6.80 and $10.16 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                     2003             2002          2001
    ------------------------------------------------------- --------------- ---------------- -------------
    Expected life (years)                                             5.7              5.7           5.8
    Risk-free interest rate                                          3.56%            3.15%         3.62%
    Volatility                                                       39.4%            38.0%         34.8%
    Dividend yield                                                   3.74%            3.38%         2.33%

17.  Employee Benefit Plans and Collective Bargaining Agreements
Employee Benefit Plans: Substantially all employees working over 20 hours per week are covered by retirement plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements unless the collective bargaining agreement provides for participation in Company-sponsored plans. The Company sponsors both defined benefit and defined contribution plans.

     The Albertsons Salaried Employees Pension Plan and Albertsons Employees Corporate Pension Plan are funded, qualified, defined benefit, noncontributory plans for eligible Albertsons employees who are 21 years of age with one or more years of service and (with certain exceptions) are not covered by collective bargaining agreements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. In 1999, in conjunction with the authorization of ASRE (described later), the Company-sponsored defined benefit plans were amended to close the plans to future new entrants, with the exception of certain union employees based on current contracts. Future accruals for participants in the defined benefit plans are offset by the value of Company profit sharing contributions to the new defined contribution plan. The Company's funding policy for the defined benefit plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act ("ERISA"), with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation ("PBGC") variable rate premiums and/or participant notices of under-funding. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

     The Company also sponsors an unfunded Executive Pension Makeup Plan and an Executive ASRE Makeup Plan. These plans are nonqualified and provide certain key employees retirement benefits that supplement those provided by the Company's other retirement plans.

     The Company offers health and life insurance to retirees under multiple programs. The terms of these plans vary based on employment history and date of retirement. For certain pre-1991 retirees, the Company provides coverage at little or no cost to the retirees. For other current retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost. On December 5, 2003, the Board of Directors approved a curtailment of retirement medical benefits for all non-retired employees. For retirees after June 1, 2004 the fixed dollar employer contribution will be reduced to $0 and retiree contributions will fund the entire benefit. The impact of the curtailment for 2003 was a gain of $36, recorded in selling, general and administrative expenses in Consolidated Earnings.

     The Company uses its fiscal year-end date as the measurement date for its Company-sponsored defined benefit pension plans and postretirement benefit plans.

     The following table sets forth the obligations and funded status of the Company-sponsored defined benefit pension plans and postretirement health and life insurance benefit plans:

                                                        Pension Benefits                    Other Benefits
                                                 January 29,        January 30,      January 29,       January 30,
                                                        2004              2003              2004              2003
        ---------------------------------------- ------------- -- -------------- -- -------------- -- --------------
        Change in benefit obligation:
           Benefit obligation at beginning of          $ 656             $ 567             $  69             $  71
            year
           Service cost                                   13                12                 2                 3
           Interest cost                                  40                37                 4                 4
           Curtailment gain                                -                 -               (36)               (6)
           Plan participants' contributions                -                 -                12                12
           Actuarial loss (gain)                          42                59                (6)               (1)
           Benefits paid                                 (18)              (19)              (16)              (14)
        ---------------------------------------- ------------- -- -------------- -- -------------- -- --------------
        End of year benefit obligation                   733               656                29                69
        ---------------------------------------- ------------- -- -------------- -- -------------- -- --------------
        Change in plan assets:
           Fair value of plan assets at
            beginning of year                            398               466                 -                 -
           Actual return on plan assets                  104               (51)                -                 -
           Employer contributions                         21                 2                 4                 2
           Plan participants' contributions                -                 -                12                12
           Benefits paid                                 (18)              (19)              (16)              (14)
        ---------------------------------------- ------------- -- -------------- -- -------------- -- --------------
        Fair  value  of plan  assets  at end of          505               398                 -                 -
        year
        ---------------------------------------- ------------- -- -------------- -- -------------- -- --------------
        Funded status                                   (228)             (258)              (29)              (69)
        Unrecognized net actuarial loss (gain)           252               304               (18)              (13)
        Unrecognized prior service benefit               (51)              (64)                -                 -
        ---------------------------------------- ------------- -- -------------- -- -------------- -- --------------
        Net amount recognized                          $ (27)            $ (18)            $ (47)            $ (82)
        ======================================== ============= == ============== == ============== == ==============

Amounts recognized in the statement of financial position consist of:

                                               Pension Benefits                      Other Benefits
                                         January 29,            January      January 29,        January 30,
                                                2004         30,  2003              2004               2003
                                        --------------     -------------    --------------     --------------
        Accrued benefit liability              $(212)            $(246)            $ (47)             $ (82)
        Intangible assets                          -                64                 -                  -
        Accumulated
        other

          comprehensive income,
          net of taxes                           112                99                 -                  -
        Deferred income taxes                     73                65                 -                  -
                                        --------------     -------------    --------------     --------------
        Net amount recognized                  $ (27)            $ (18)            $ (47)             $ (82)
                                        ==============     =============    ==============     ==============

     The accumulated benefit obligation for all defined benefit pension plans was $717 and $644 at January 29, 2004 and January 30, 2003.

     At January 29, 2004, the accumulated benefit obligation exceeded the fair value of the plans' assets in the Albertsons Employees Corporate Pension Plan, Albertsons Salaried Employees Pension Plan and the Executive Pension Makeup
Plan. The provisions of SFAS No. 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's unrecognized prior service cost is a component of other comprehensive income and is reflected in stockholders' equity, net of related tax benefit.

     The  following   table   summarizes  the  projected   benefit   obligation,
accumulated benefit obligation and plan assets of the individual plans that have a projected benefit obligation in excess of plan assets:

                                                                                 January 29,       January 30,
                                                                                        2004              2003
        ------------------------------------------------------------------- ----------------- -----------------
        Projected benefit obligation:
           Albertsons Employees Corporate Pension Plan                                  $432              $383
           Albertsons Salaried Employees Pension Plan                                    280               253
           Executive Pension Makeup Plan                                                  21                20
        Accumulated benefit obligation:
           Albertsons Employees Corporate Pension Plan                                   429               381
           Albertsons Salaried Employees Pension Plan                                    267               243
           Executive Pension Makeup Plan                                                  21                20
        Plan assets (fair market value):
           Albertsons Employees Corporate Pension Plan                                   279               216
           Albertsons Salaried Employees Pension Plan                                    226               181

    Net periodic benefit expense (income) for Company-sponsored defined benefit pension plans was as follows:

                                                                            2003            2002          2001
        -------------------------------------------------------- ----------------- ---------------- -------------
        Service cost - benefits earned during the period                     $13             $12           $11
        Interest cost on projected benefit obligations                        40              37            35
        Expected return on assets                                            (32)            (39)          (48)
        Amortization of prior service cost                                    (6)             (7)           (7)
        Recognized net actuarial loss                                         22               9             -
        Curtailment gain                                                      (7)              -             -
        -------------------------------------------------------- ----------------- ---------------- -------------
        Net periodic benefit expense (income)                                $30             $12           $(9)
        ======================================================== ================= ================ =============

    The net periodic postretirement benefit cost was as follows:

                                                                            2003            2002          2001
        ---------------------------------------------------------- -------------- ----------------- -----------
        Service cost                                                          $2              $3            $3
        Interest cost                                                          4               4             4
        Amortization of unrecognized gain                                     (1)             (1)           (1)
        ---------------------------------------------------------- -------------- ----------------- -----------
        Net periodic postretirement benefit cost                              $5              $6            $6
        ========================================================== ============== ================= ===========

     Net periodic benefit expense (income) for defined benefit plans is determined using assumptions as of the beginning of each year. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. Weighted-average assumptions used for the Company-sponsored defined benefit pension plans were as follows:

                                                            2003             2002              2001
        ------------------------------------------ -------------- -- ------------- -- --------------
         Weighted-average assumptions used to
         determine benefit obligations:
           Discount rate                                    5.80%            6.15%             6.75%
           Rate of compensation increase               3.45-4.50%       3.40-4.50%        3.70-4.50%

        Weighted-average assumptions used to
        determine net periodic benefit cost:
           Discount rate                                    6.15%            6.75%             7.15%
           Rate of compensation increase               3.45-4.50%       3.40-4.50%        3.70-4.50%
           Expected long-term return on plan                8.00%            8.50%             9.50%
           assets

     The discount rate used to determine the Company-sponsored postretirement health and life insurance benefits plans was 3.55%, 6.10% and 6.75% as of the end of 2003, 2002 and 2001, respectively. As a result of a plan curtailment in fiscal year 2003, there are no expected employer paid benefit payments for any employees who retire after June 1, 2004. Therefore, the duration of the expected employer paid benefit payments was reduced. Discount rates are based on the expected timing and amounts of the expected employer paid benefits.

     Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon the plan's asset allocation, composite return percentiles are developed upon which the plan's expected long-term return is based.

     The expected employer benefit payments for certain pre-1991 retirees were measured using an annual medical trend in the age-specific per capita cost of covered health care benefits of 6% for years 2002 and later. Medical trend does not affect the expected employer benefit payments for other retirees.

     With the exception of the plans covering ASC grandfathered retirees, all postretirement plans are contributory, with participants' contributions adjusted periodically. The accounting for the health care plans anticipates that the Company will not increase its contribution for health care benefits for non-grandfathered retirees in future years.

     Since the subsidy levels for the Albertsons and the ASC defined dollar plans are fixed and the proportion of grandfathered ASC retirees is small, a health care cost trend increase or decrease has no material impact on the accumulated postretirement benefit obligation or the postretirement benefit expense.

     Assets of the two funded Company defined benefit pension plans are invested in directed trusts. Assets in the directed trusts are invested as follows:

                                                                 January 29, 2004      January 30,
                                                                                              2003
        -------------------------------------------------------- ----------------- ----------------
        Company  common  stock ($0 and $39 at January  29, 2004                0%              10%
        and January 30, 2003)
        Domestic equity                                                       53%              39%
        International equity                                                  18%              15%
        Fixed income                                                          27%              34%
        Cash equivalents                                                       2%               2%
        -------------------------------------------------------- ----------------- ----------------
                                                                             100%             100%
        ======================================================== ================= ================


     Investments in the pension trust are overseen by the Investment Management Subcommittee which is made up of officers of the Company and outside experts.

     The overall investment strategy and policy has been developed based on the need to satisfy the long-term liabilities of the Company's pension plans. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. The asset allocation guidelines are as follows:

                           Minimum Exposure          Target           Maximum Exposure
                           ----------------          ------           ----------------
    Domestic Equities
         Large                       40%               50%                    60%
         Small                        5                10                     15
    Non-U.S. Equities                10                15                     20
    Fixed Income                     20                25                     30


     Managers are expected to generate a total return consistent with their philosophy offer protection in down markets and outperform both their respective peer group medians and an appropriate benchmark, net of expenses, over a three-to-five year period.

     The investment guidelines contain the following:
          -Categorical  restrictions such as no commodities, no short sales, and no margin purchases;
          -Portfolio restrictions that address such things as proxy voting, brokerage arrangements and restrictions on the purchase of Company Securities;
          -Asset class restrictions that address such things as single security or sector concentration, capitalization limits and minimum quality standards; and
          -A provision for specific exemptions from the above guidelines upon approval by the Investment Management Subcommittee.

     Futures and options must be used for hedging purposes only and not for speculative purposes. Long futures positions may be used in place of cash market securities (e.g., treasury futures purchased in place of buying long treasury bonds).

     The Company expects to contribute $65 to its pension plans in 2004. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company's defined benefit pension plans:

                                                                 Pension Benefits
        -------------------------------------------------------- -----------------
        2004                                                                  $19
        2005                                                                   22
        2006                                                                   24
        2007                                                                   27
        2008                                                                   30
        Years 2009-2013                                                       208

     The Company also sponsors the Albertsons Savings and Retirement Estates ("ASRE") Plan (formerly the American Stores Retirement Estates Plan) which is a defined contribution retirement Plan. ASRE is a profit sharing plan with a salary deferral feature pursuant to Section 401(k) of the Internal Revenue Code. Most participants in ASRE are eligible to receive a profit sharing contribution (Company contribution based on employee compensation). In addition, the Company provides a matching contribution based on the amount of eligible compensation contributed by the associate. ASRE was originally authorized by the ASC Board of Directors for the purpose of providing retirement benefits for employees of ASC and its subsidiaries.

     In addition to ASRE, the Company sponsors a tax-deferred savings plan that is also a salary deferral plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers employees represented by a labor union who meet age and service eligibility requirements and whose collective bargaining agreement provides for participation.

     All Company contributions to ASRE are made at the discretion of the Board of Directors. The total amount contributed by the Company is included with the ASRE defined contribution plan expense.

     The Company also contributes to various plans under industry wide collective bargaining agreements, primarily for defined benefit pension plans. Total contributions to these plans were $92 for 2003, $80 for 2002 and $49 for 2001. The Company also contributes to various plans under industry wide collective bargaining agreements which provide for health care benefits to both active employees and retirees. Total contributions to these plans were $416 for 2003, $408 for 2002 and $371 for 2001.

    Retirement plans expense (income) was as follows:

                                                                        2003          2002         2001
   ------------------------------------------------------------- ------------ ------------- ------------
   Defined benefit pension plans                                       $  30         $  12        $ ( 9)
   ASRE defined contribution plan                                        143           153          150
   Multi-employer plans                                                   92            80           49
   ------------------------------------------------------------- ------------ ------------- ------------
                                                                       $ 265         $ 245        $ 190
   ============================================================= ============ ============= ============

     SFAS No. 112, "Employers' Accounting for Postemployment Benefits" requires employers to recognize an obligation for benefits provided to former or inactive employees after employment but before retirement. The Company is self-insured for certain of its employees' short-term and long-term disability plans, which are the primary benefits paid to inactive employees prior to retirement.

     Following is a summary of the obligation for postemployment benefits included in the Company's Consolidated Balance Sheets:

                                                                              January 29,       January 30,
                                                                                     2004              2003
   -------------------------------------------------------------------- ------------------ -----------------
   Included with salaries and related liabilities                                   $  37             $  25
   Included with other long-term liabilities                                           63                67
   -------------------------------------------------------------------- ------------------ -----------------
                                                                                    $ 100             $  92
   ==================================================================== ================== =================

     On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", the Company has deferred recognition of any effects the Act may have on Company-sponsored postemployment benefit plans and has not yet determined the impact, if any, on the Company. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could result in a retroactive change in previously reported information.

     Collective Bargaining Agreements: As of January 29, 2004, the Company employed approximately 212,000 people, which included approximately 198,000 regular workers and 14,000 replacement workers in stores directly impacted by the now resolved labor dispute in southern California. As of January 29, 2004, approximately 58% of the Company's employees were covered by collective bargaining agreements, primarily with the United Food and Commercial Workers and International Brotherhood of Teamsters. Labor agreements covering approximately 45,000 associates expire during 2004.

18.  Employment Contracts and Change in Control Agreements
     The Company has entered into a ten-year employment agreement with its Chairman of the Board, Chief Executive Officer and President, which provides a minimum base salary, signing bonus, annual bonus payments, stock options and deferrable stock awards as well as other benefits (the "CEO Agreement"). The Company has also entered into agreements with certain other officers (the "Officers Agreements"). These agreements include specified amounts for signing bonus, base salary, annual bonus payments, stock option awards and deferrable or deferred stock unit awards. In the event of termination of employment without cause within the first two or three years of service for purposes of the Officers Agreements and during the ten-year term for purposes of the CEO Agreement, the executive would be entitled to certain guaranteed payments and the vesting of stock awards.

     The Company has entered into change-in-control ("CIC") agreements with certain executives to provide them with stated severance compensation should their employment with the Company be terminated under certain defined circumstances prior to or following a CIC. The CIC agreements have varying terms and provisions depending upon the executive's level within the organization and other considerations, including up to three times current base salary and current target bonus, payable in lump sum for the most senior executives and, for these executives, a tax gross-up payment to make the executive whole for any excise taxes incurred due to Section 280G of the Internal Revenue Code.

     The CIC agreements have a term of approximately three years and three months, with each agreement expiring on December 31, 2005. However, beginning on January 1, 2004 and each January 1st thereafter, the term of the agreement will automatically be extended for an additional year unless the Company or the executive gives notice by September 30 of the preceding year that it does not wish to extend the agreement. In the event that a CIC occurs during the term of the agreement, the agreement provides for a two-year protection period (referred to as the severance period) during which the executive will receive the stated benefits upon an involuntary termination (other than for cause) or resignation for Good Reason as defined in the agreements.

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

     In consideration for the severance protection afforded by such agreements, the senior executives have agreed to non-compete provisions for the term of the agreements and for one year following the date of termination and all of the executives covered by the CIC program described above have agreed to non-solicitation provisions for the term of the agreements and for one year following the date of termination.

19.  Leases
     The Company leases a portion of its real estate. The typical lease period is 20 to 30 years and most leases contain renewal options. Exercise of such options is dependent on the level of business conducted at the location. In addition, the Company leases certain equipment. Some leases contain contingent rental provisions based on sales volume at retail stores or miles traveled for trucks. Capitalized leases are calculated using interest rates appropriate at the inception of each lease.

     Following is a summary of the Company's assets under capitalized leases; $2 of real estate and equipment is included in assets held for sale at January 29, 2004 and January 30, 2003:

                                                                        January 29,        January 30,
                                                                               2004               2003
   -------------------------------------------------------------- ------------------ -------------------
   Real estate and equipment                                                  $ 420              $ 355
   Accumulated amortization                                                    (110)               (98)
   -------------------------------------------------------------- ------------------ -------------------
                                                                              $ 310              $ 257
   ============================================================== ================== ===================

     Future minimum lease payments for noncancelable operating leases (which exclude the amortization of acquisition-related fair value adjustments), related subleases and capital leases at January 29, 2004, are as follows:

                                                              Operating                           Capital
                                                                 Leases       Subleases            Leases
   --------------------------------------------------- ----------------- --------------- ----------------
   2004                                                         $   349        $    (41)           $   53
   2005                                                             326             (41)               49
   2006                                                             302             (38)               47
   2007                                                             280             (35)               47
   2008                                                             251             (22)               46
   Thereafter                                                     2,257             (49)              623
   --------------------------------------------------- ----------------- --------------- ----------------
   Total minimum obligations (receivables)                      $ 3,765        $   (226)              865
   =================================================== ================= ===============
   Interest                                                                                          (499)
   --------------------------------------------------- ----------------- --------------- -----------------
   Present value of net minimum obligations                                                           366
   Current portion                                                                                    (14)
   --------------------------------------------------- ----------------- --------------- -----------------
   Long-term obligations at January 29, 2004                                                       $  352
   =================================================== ================= =============== =================

    Rent expense under operating leases was as follows:

                                                                     2003              2002           2001
   ---------------------------------------------------- ------------------ ------------------ --------------
   Minimum rent                                                     $ 396             $ 389          $ 375
   Contingent rent                                                     18                26             28
   ---------------------------------------------------- ------------------ ------------------ --------------
                                                                      414               415            403
   Sublease rent                                                      (94)              (92)           (94)
   ---------------------------------------------------- ------------------ ------------------ --------------
                                                                    $ 320             $ 323          $ 309
   ==================================================== ================== ================== ==============

20.  Related Party Transactions
     In 2003, the Company leased one store and two office locations ($1 of rent, common area maintenance fees and taxes paid) from an entity that has a relationship with a member of the Board of Directors. In 2001 and 2002, the Company leased nine stores and two office locations and paid common area maintenance fees for eight other stores ($3 and $3 of rent, common area maintenance fees and taxes paid during 2002 and 2001, respectively) purchased a piece of land ($2 during 2001) and obtained consulting services (insignificant) from entities that have or, at the time had, a relationship with certain members of the Board of Directors.

21.  Financial Instruments
     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and receivables. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality. Concentrations of credit risk with respect to receivables are limited due to their dispersion across various companies and geographies.

     The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and bank line borrowings approximate their carrying amounts. Substantially all of the fair values were estimated using quoted market prices. The estimated fair values and carrying amounts of outstanding debt (excluding bank line borrowings) were as follows:

                                                                         January 29,        January 30,
                                                                                2004               2003
    ---------------------------------------------------------------- ---------------- ------------------
    Fair value                                                               $ 5,491            $ 5,675
    Carrying amount                                                            4,958              5,055

22.  Legal Proceedings
     The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

     In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson's, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs' allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In October 2001 the court granted summary judgment against Sav-on Drug Stores, finding one of its bonus plans unlawful under plaintiffs' liability theory. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated and in August 2002 a class action with respect to the consolidated case was certified by the court. The Court of Appeal of the State of California Second Appellate District decision in Ralphs Grocery Co. vs. Superior Court, 112 Cal. App. 4th 1090 (2003) addressed certain of the issues advanced by the plaintiffs in this lawsuit. On February 18, 2004, the California Supreme Court declined to review this decision. Certain of the issues were decided by the appellate court favorably to the Company's position and certain were decided adverse to the Company's position. There remain numerous issues to be resolved by the trial court. The Company believes it has strong defenses on these issues and the Company is vigorously advancing its position. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

     In September 2000, an agreement was reached and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. A second claim process was ordered by the court, but the parties are still waiting for final instructions from the Court. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     On November 20, 2003, three consumers filed an action in California state court (Kerner, et al. v. Albertsons, Inc.; Ralphs Grocery Company; and Safeway Inc., dba Vons, a Safeway Company, Los Angeles Superior Court, Case No. BC306456), claiming that certain provisions of the Labor Dispute Agreements violate California's Cartwright Act and the Unfair Competition Law. The lawsuit seeks unspecified monetary damages and injunctive relief. On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the Labor Dispute Agreements violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Company filed its answer on February 24, 2004. The Company has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these actions will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

23.  Commercial Commitments and Guarantees
Commercial Commitments
     The Company had outstanding Letters of Credit of $103 as of January 29, 2004, all of which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company's credit facilities. Of the $103 outstanding at year end, $83 were standby letters of credit covering primarily workers' compensation or performance obligations. The remaining $20 were commercial letters of credit supporting the Company's merchandise import program. The Company paid issuance fees that varied, depending on type, up to 0.90% of the outstanding balance of the letter of credit.

Guarantees
     The Company provides guarantees, indemnifications and assurances to others in the ordinary course of its business. The Company has evaluated its agreements that contain guarantees and indemnification clauses in accordance with the guidance of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

     The Company is contingently liable for certain operating leases that were assigned to third parties in connection with various store closures and dispositions. If any of these third parties were to fail to perform their obligations under the lease, the Company could be responsible for the lease obligations. In 2003, the Company was notified that certain of these third parties have become insolvent and are seeking bankruptcy protection. At January 29, 2004, approximately 26 store leases for which the Company is contingently liable were subject to the bankruptcy proceedings of such third parties and 22 of such had been rejected by the applicable third party. The Company recorded pre-tax charges of $20 in 2003, which represents the remaining minimum lease payments and other payment obligations under the 22 rejected leases, less estimated sublease income and discounted at the Company's credit-adjusted risk free interest rate. As of January 29, 2004, the Company had remaining guarantees on approximately 192 stores with leases extending through 2026. Assuming that each respective purchaser became insolvent, an event the Company believes to be remote because of the wide dispersion among third parties and remedies available, the minimum future undiscounted payments, exclusive of any potential sublease income, are $273.

     In  connection  with the merger  between the Company  and  American  Stores
Company, the Company was made party to and guaranteed a $200 American Stores Company bank term note due July 2004; this obligation is reflected in the Company's Consolidated Balance Sheet as of January 29, 2004 and January 30, 2003.

     The Company enters into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, indemnifications against third party claims arising out of arrangements to provide services to Albertsons and indemnifications in merger and acquisition agreements. It is difficult to quantify the maximum potential liability under these indemnifications; however at January 29, 2004 the Company was not aware of any material liabilities arising from these indemnifications.

24.  Computation of Earnings Per Share

                                                        2003                      2002                      2001
---------------------------------------------- ----------------------    -----------------------    ----------------------

                                                  Diluted     Basic         Diluted      Basic         Diluted     Basic
                                               ------------ ---------    ----------- -----------    ----------- ----------
Earnings (loss) from:
    Continuing operations                           $ 556     $ 556          $ 865       $ 865          $ 496      $ 496
    Discontinued operations                             -         -           (286)       (286)             5          5
    Cumulative effect of change in
    accounting principle                                -         -            (94)        (94)             -          -
                                                    ------    ------        -------      ------         ------     ------
        Net earnings                                $ 556     $ 556          $ 485       $ 485          $ 501      $ 501
                                                    ======    ======         ======      ======         ======     ======

Weighted average common shares outstanding            368       368            397         397            406        406
                                                              ======                     ======                    ======
Potential common share equivalents                      -                        2                          2
                                                    ------                   ------                     ------
Weighted average shares outstanding                   368                      399                        408
                                                    ======                   ======                     ======

Earnings (loss) per common share and common
 share equivalents:
    Continuing operations                           $1.51     $1.51          $2.17       $2.18          $1.22      $1.22
    Discontinued operations                             -         -          (0.72)      (0.72)          0.01       0.01
    Cumulative effect of change in
     accounting principle                               -         -          (0.23)      (0.24)             -          -
                                                   -------   ------         -------     -------        -------    -------
        Net earnings                                $1.51     $1.51          $1.22       $1.22          $1.23      $1.23
                                                   =======   =======        =======     =======        =======    =======

Calculation of potential common share equivalents:
   Options to purchase potential common
    shares                                             11                       10                         17
   Potential common shares assumed purchased
    with potential proceeds                           (11)                      (8)                       (15)
                                                   -------                    ------                   -------
   Potential common share equivalents                   -                        2                          2
                                                   =======                    ======                   =======

Calculation of potential common shares
 assumed purchased with potential
 proceeds:
   Potential proceeds from exercise of
    options to purchase common shares               $ 221                    $ 227                      $ 455
   Common stock price used under treasury
    stock method                                   $20.33                   $27.77                     $31.12
                                                   =======                  =======                    ======
   Potential common shares assumed purchased
    with potential proceeds                            11                        8                         15
                                                   =======                  =======                    =======

     Outstanding options excluded in 2003, 2002 and 2001 (option price exceeded the average market price during the period) amounted to 29.4 million shares,
20.2 million shares and 9.4 million shares, respectively.

25.  Subsequent Events
Southern California Labor Dispute Settlement
     The southern California Labor Dispute continued through the first month of fiscal year 2004. The Labor Dispute ended with the ratification of a new collective bargaining agreement on February 28, 2004. Under the terms of the new collective bargaining agreement, the Company agreed to fund a one-time contribution to the union health and welfare fund of approximately $36 as well as to make strike ratification bonus payments of approximately $10. These amounts will be charged to earnings in the first quarter of fiscal year 2004.

Acquisition of Shaw's
     On March 25, 2004, the Company entered into a stock purchase agreement with J Sainsbury plc and JS USA Holdings Inc. to acquire all of the outstanding capital stock of the entities which conduct J Sainsbury plc's U.S. retail grocery store business for approximately $2,100 in cash, as well as the assumption of approximately $368 in capital leases. The Company intends to use a combination of cash-on-hand and commercial paper to finance a portion of the purchase price of the acquisition. The commercial paper the Company intends to issue will be backed by the Company's existing credit facilities and/or a new senior revolving bridge facility. The Company is also contemplating various financing alternatives, including the issuance of debt and/or equity, to finance a portion of the purchase price and/or to repay some of the commercial paper.

     The operations to be acquired consists of approximately 200 grocery stores in the New England area operated under the banners Shaw's and Star Markets. The operations to be acquired ("Shaw's") had sales of approximately $4,600 for the fiscal year ended February 28, 2004 and approximately $4,400 for the fiscal year ended March 1, 2003.

     The acquisition is expected to close in the second quarter of 2004 following the satisfaction or waiver of certain closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act and Shaw's fiscal year ended February 28, 2004 financial statement audit reflecting a specified minimum EBITDA. Because of the goodwill that is expected to be generated as a result of the acquisition, the Company will have to obtain prospective waivers from the lenders under two of the Company's existing credit facilities in order to remain in compliance with the consolidated tangible net worth covenant contained in these agreements. No amounts were outstanding under these facilities as of January 29, 2004.

26.  Quarterly Financial Data (Unaudited)

(Dollars in millions, except per share data -
Unaudited)                                             First      Second       Third       Fourth        Year
--------------------------------------------------- ---------- ----------- ----------- ------------ -----------
2003
Sales                                                $ 8,937     $ 9,053     $ 8,796      $ 8,650    $ 35,436
Gross profit                                           2,545       2,655       2,526        2,404      10,130
Operating profit                                         381         369         255          313       1,318
Net earnings                                             172         162          92          130         556
Earnings per share:
   Basic                                                0.47        0.44        0.25         0.35        1.51
   Diluted                                              0.47        0.44        0.25         0.35        1.51
--------------------------------------------------- ---------- ----------- ----------- ------------ -----------
2002
Sales                                                $ 8,921     $ 8,941     $ 8,657      $ 9,107    $ 35,626
Gross profit                                           2,623       2,631       2,529        2,595      10,378
Operating profit                                         487         520         385          425       1,817
(Loss) earnings from discontinued operations            (303)         14          (2)           5        (286)
(Loss) earnings before cumulative effect of
   accounting change                                     (71)        257         188          205         579
Cumulative effect of accounting change                   (94)          -           -            -         (94)
Net (loss) earnings                                     (165)        257         188          205         485
 (Loss) earnings per share:
   Basic                                               (0.41)       0.63        0.47         0.54        1.22
   Diluted                                             (0.40)       0.63        0.47         0.54        1.22
--------------------------------------------------- ---------- ----------- ----------- ------------ -----------

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 9A.  Controls and Procedures.

     Management of the Company, including the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of January 29, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding directors and nominees for directors of the Company is presented under the headings "Board of Directors - Corporate Governance" and "Election of Directors" in the Company's definitive proxy statement for use in connection with the 2004 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after the Company's fiscal year ended January 29, 2004. The information contained under this heading is incorporated herein by this reference thereto. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 3A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

     The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. This code of ethics is available on the Company's Web site at www.albertsons.com.


Item 11.  Executive Compensation.

     Information concerning executive compensation is presented under the headings "Compensation of Executive Officers - Summary Compensation Table," "Compensation of Executive Officers - Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Compensation of Executive Officers - Option Grants In Last Fiscal Year," and "Compensation of Executive Officers - Retirement Benefits" in the Proxy Statement. Information concerning director compensation is presented under the heading "Election of Directors - Compensation of Directors" in the Proxy Statement. The information contained under these headings is incorporated herein by this reference thereto.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Voting Securities and Principal Holders Thereof" in the Proxy Statement. Information with respect to equity compensation plans is set forth under the heading "Compensation of Executive Officers - Equity Compensation Plan Information" in the Proxy Statement. The information contained under these headings is incorporated herein by this reference thereto.


Item 13.  Certain Relationships and Related Transactions.

     Information concerning related transactions is presented under the heading "Certain Transactions" in the Proxy Statement. The information contained under this heading is incorporated herein by this reference thereto.


Item 14.  Principal Accountant Fees and Services.
     Information concerning principal accountant fees and services is presented under the heading "Principal Accountant Fees and Services" in the Proxy Statement. The information contained under this heading is incorporated herein by this reference thereto.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


     (a) The following documents are filed as part of this report:

               1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 30 of this report.

               2)   Financial Statement Schedules: No schedules are required.

               3) Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 65 through 73 hereof.


     (b) The following reports on Form 8-K were filed or furnished during the quarter ended January 29, 2004:

               1) Current report on Form 8-K dated November 13, 2003 furnished pursuant to Item 9, Regulation FD Disclosure, regarding the Company's fiscal year 2003 earnings guidance.

               2) Current report on Form 8-K dated December 5, 2003 furnished pursuant to Item 12, Results of Operations and Financial Condition, including the Company's press release which discussed the Company's sales and earnings for the third quarter of 2003.

                                   Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ALBERTSON'S, INC.


                                            By:  \S\ Felicia D. Thornton
                                            ------------------------------------
                                                  Felicia D. Thornton
                                                  (Executive Vice President
                                                  and Chief Financial Officer)




Date:  March 26, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 2004.

         \S\ Lawrence R. Johnston                                \S\ Felicia D. Thornton
---------------------------------------------       -----------------------------------------------
           Lawrence R. Johnston                                    Felicia D. Thornton
      (Chairman of the Board, Chief                             (Executive Vice President
     Executive Officer, President and                          and Chief Financial Officer)
                Director)


           \S\ Peter F. Collins                                      \S\ A. Gary Ames
---------------------------------------------       -----------------------------------------------
             Peter F. Collins                                          A. Gary Ames
          (Group Vice President                                         (Director)
             and Controller)


           \S\ Cecil D. Andrus                                     \S\ Pamela G. Bailey
---------------------------------------------       -----------------------------------------------
             Cecil D. Andrus                                         Pamela G. Bailey
                (Director)                                              (Director)



             \S\ Teresa Beck                                       \S\ Henry I. Bryant
---------------------------------------------       -----------------------------------------------
               Teresa Beck                                           Henry I. Bryant
                (Director)                                              (Director)


           \S\ Paul I. Corddry                                      \S\ Bonnie G. Hill
---------------------------------------------       -----------------------------------------------
             Paul I. Corddry                                          Bonnie G. Hill
                (Director)                                              (Director)


            \S\ Jon C. Madonna                                    \S\ Beth M. Pritchard
---------------------------------------------       -----------------------------------------------
              Jon C. Madonna                                        Beth M. Pritchard
                (Director)                                              (Director)


            \S\ Beatriz Rivera
---------------------------------------------       -------------------------------------------
              Beatriz Rivera                                           J. B. Scott
                (Director)                                              (Director)


            \S\ Will M. Storey
---------------------------------------------
              Will M. Storey
                (Director)


                                Index to Exhibits
                          Filed with the Annual Report
                              on Form 10-K for the
                           Year Ended January 29, 2004


Number    Description
------    -----------

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

3.2       By-Laws amended on March 15, 2001 and December 5, 2003.

4.1 Stockholder Rights Plan Agreement is incorporated herein by reference to Exhibit 1 of Form 8-A Registration Statement filed with the Commission on March 4, 1997.

4.1.1 Amendment No. One to Stockholder Rights Plan Agreement (dated August 2, 1998)is incorporated herein by reference to Exhibit 4.1(b)of Amendment to Form 8-A Registration Statement filed with the Commission on August 6, 1998.

4.1.2 Amendment No. Two to Stockholder Rights Plan Agreement (dated March 16, 1999) is incorporated herein by reference to Exhibit 3 of Amendment to Form 8-A Registration Statement filed with the Commission on March 25, 1999.

4.1.3 Amendment No. Three to Stockholder Rights Plan Agreement (dated September 26, 2003) is incorporated herein by reference to Exhibit 6 of Amendment to Form 8-A Registration Statement filed with the Commission on September 30, 2003.

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

Number    Description
------    -----------

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

10.6.4 Amendment to Executive Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.6.4 of Form 10-K for the year ended January 30, 2003.*

10.7 Senior Operations Executive Officer Bonus Plan is incorporated herein by reference to Exhibit 10.7 of Form 10-K for the year ended January 30, 1997.*

10.8      Form of  Consulting  Agreement  with Special  Advisors to the Board of
          Directors dated as of March 15, 2001 is incorporated herein by reference to Exhibit 10.8 of Form 10-K for the year ended February 1, 2001.*

10.9 Albertson's, Inc. Executive Officers' Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.42 of Form 10-Q for the quarter ended May 2, 2002.*

10.10     2000   Deferred   Compensation   Plan  (dated   January  1,  2000)  is
          incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended February 3, 2000.*

10.10.1   First Amendment to the 2000 Deferred  Compensation Plan (dated May 25,
          2001) is incorporated herein by reference to Exhibit 10.10.1 of Form 10-K for the year ended January 30, 2003.*

10.10.2 Second Amendment to the 2000 Deferred Compensation Plan (dated July 18, 2001) is incorporated herein by reference to Exhibit 10.10.2 of Form 10-K for the year ended January 30, 2003.*

Number    Description
------    -----------
10.10.3 Third Amendment to the 2000 Deferred Compensation Plan (dated December 31, 2001) is incorporated herein by reference to Exhibit 10.10.3 of Form 10-K for the year ended January 30, 2003.*

10.10.4   Fourth  Amendment to Deferred  Compensation  Plan (dated  December 22,
          2003).*

10.11 Employment Agreement between the Company and John R. Sims effective April 3, 2002 is incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended January 31, 2002.*

10.12     [Intentionally left blank]

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

10.13.7 Amendment to Executive Pension Makeup Plan (dated June 1, 2001) is incorporated herein by reference to Exhibit 10.13.7 of Form 10-K for the year ended January 30, 2003.*

10.14 Executive ASRE Makeup Plan (dated September 26, 1999) is incorporated herein by reference to Exhibit 10.14 of Form 10-K for the year ended February 3, 2000.*

10.14.1 First Amendment to the Executive ASRE Makeup Plan (dated May 25, 2001) is incorporated herein by reference to Exhibit 10.14.1 of Form 10-K for the year ended January 30, 2003.*

10.14.2   Second Amendment to the Executive ASRE Makeup Plan (dated December 31,
          2001) is incorporated herein by reference to Exhibit 10.14.2 of Form 10-K for the year ended January 30, 2003.*

10.15 Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989) is incorporated herein by reference to Exhibit 10.15 of Form 10-K for the year ended February 2, 1989.*

Number    Description
------    -----------

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

10.15.3   Amendment to Senior Executive Deferred Compensation Plan (dated May 1,
          2001) is incorporated herein by reference to Exhibit 10.15.3 of Form 10-K for the year ended January 30, 2003.*

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

Number    Description
------    -----------

10.20     1990 Deferred Compensation Plan is incorporated herein by reference to
          Exhibit 10.20 of Form 10-K for year ended January 31, 1991.*

10.20.1 Amendment to 1990 Deferred Compensation Plan (dated April 12, 1994) is incorporated herein by reference to Exhibit 10.20.1 of Form 10-Q for the quarter ended August 4, 1994.*

10.20.2 Amendment to 1990 Deferred Compensation Plan (dated November 5, 1997) is incorporated herein by reference to Exhibit 10.20.2 of Form 10-K for the year ended January 29, 1998.*

10.20.3 Amendment to 1990 Deferred Compensation Plan (dated November 1, 1998) is incorporated herein by reference to Exhibit 10.20.3 of Form 10-Q for the quarter ended October 29, 1998.*

10.20.4   Termination  of 1990 Deferred  Compensation  Plan (dated  December 31,
          1999) is incorporated herein by reference to Exhibit 10.20.4 of Form 10-K for the year ended January 30, 2003.*

10.20.5 Amendment to 1990 Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.20.5 of Form 10-K for the year ended January 30, 2003.*

10.20.6 Amendment to 1990 Deferred Compensation Plan (dated December 31, 2001 to be effective May 1, 2001) is incorporated herein by reference to
          Exhibit 10.20.6 of Form 10-K for the year ended January 30, 2003.*

10.21 Non-Employee Directors' Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 of Form 10-K for the year ended January 31, 1991.*

10.21.1 Amendment to Non-Employee Directors' Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit
          10.21.1 of Form 10-K for year ended February 3, 2000.*

10.21.2 Amendment to Non-Employee Directors' Deferred Compensation Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.21.2 of Form 10-K for the year ended February 1, 2001.*

10.21.3 Amendment to Non-Employee Directors' Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.21.3 of Form 10-K for the year ended January 30, 2003.*

10.21.4 Amendment to Non-Employee Directors' Deferred Compensation Plan (dated December 22, 2003).*

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

Number    Description
------    ----------

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

10.29     Amended and Restated Credit Agreement (364-day) (dated March 7, 2003).

10.29.1 First Amendment to Amended and Restated Credit Agreement (364-day) (dated February 19, 2004).

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

Number    Description
------    -----------

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

10.33 American Stores Company 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit C of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.34 American Stores Company Amended and Restated 1989 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.13 of the S-8 Registration Statement (Registration No. 333-82157) filed by Albertson's, Inc. on July 2, 1999.*

10.35 American Stores Company Amended and Restated 1985 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.14 of the S-8 Registration Statement (Registration No. 333-82157) filed by Albertson's, Inc. on July 2, 1999.*

10.36.2 Letter Agreement between the Company and Peter L. Lynch dated July 24, 2003 is incorporated herein by reference to Exhibit 10.36.2 of Form 10-Q for the quarter ended July 31, 2003.*

10.36 Employment Agreement between the Company and Peter L. Lynch dated January 26, 2001 is incorporated herein by reference to Exhibit 10.36 to Form 10-Q for the quarter ended August 2, 2001.*

10.36.1 Amendment to Employment Agreement between the Company and Peter L. Lynch dated April 23, 2001 is incorporated herein by reference to
          Exhibit 10.36.1 to Form 10-Q for the quarter ended August 2, 2001.*

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

Number    Description
------    -----------

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

10.46.1   Form of Award of Stock Option is  incorporated by reference to Exhibit
          10.46.1 of Form 10-Q for the quarter ended October 31, 2002.*

10.46.2   Form of Award of Deferred Stock Units is  incorporated by reference to
          Exhibit 10.46.2 of Form 10-Q for the quarter ended October 31, 2002.*

10.47 Long-term Incentive Plan (effective as of February 1, 2003) is incorporated by reference to Exhibit 10.47 of Form 10-Q for the quarter ended May 1, 2003.*

10.48 Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.47 of Form 10-Q for the quarter ended October 30, 2003.*

10.49     Credit Agreement (364-day) (dated February 13, 2004).

21        Subsidiaries of the Registrant

23        Independent Auditors' Consent - Deloitte & Touche LLP

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32        Certification  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.

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