Form 10-K/A
period 2004-01-29
ALBERTSONS INC /DE/
filed 2004-04-02
CIK 3333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                   FORM 10-K/A
                         -------------------------------
                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended January 29, 2004 Commission file number 1-6187

                                ALBERTSON'S, INC.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)

           Delaware                                     82-0184434
---------------------------------        ---------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

    250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho                 83726
    -----------------------------------------------              ----------
           (Address of principal executive offices)              (Zip Code)

                                 (208) 395-6200
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

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes  x   No
                                       ---     ---

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

                                EXPLANATORY NOTE

     Albertson's, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the fiscal year ended January 29, 2004 SOLELY to correct a TYPOGRAPHICAL ERROR in the Consolidated Statement of Cash Flows contained in Item 8. Financial Statements and Supplementary Data. In the process of converting the document to EDGAR format, the Other long-term liabilities line item was inadvertently replaced with (11), rather than 11. Although this line item contained a typographical error, the entirety of the Consolidated Statement of Cash Flows was accurate, including all subtotals and totals. This amendment also includes updated Exhibits 31.1 and 31.2 and a currently dated consent of the Company's independent auditors as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934. In all other respects, the Form 10-K filed as of March 29, 2004 remains unchanged. This Amendment No. 1 continues to speak as of the date of the original filing of the Form 10-K and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

     Item 8 included in the Form 10-K of Albertson's, Inc. filed as of March 29, 2004 is hereby amended and restated in its entirety as follows.

Item 8.  Financial Statements and Supplementary Data.

Albertson's, Inc.
Index to Consolidated Financial Statements

                                                                                               Page
                                                                                               Number
Independent Auditors' Report                                                                      4
Consolidated Earnings for the fiscal years ended January 29, 2004, January 30, 2003 and
   January 31, 2002                                                                               5
Consolidated Balance Sheets at January 29, 2004 and January 30, 2003                              6
Consolidated Cash Flows for the fiscal years ended January 29, 2004, January 30, 2003 and
   January 31, 2002                                                                               7
Consolidated Stockholders' Equity for the fiscal years ended January 29, 2004, January 30,
   2003  and January 31, 2002                                                                     8
Notes to Consolidated Financial Statements                                                        9

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
========================================================================== =================== ==================

    See Notes to Consolidated Financial Statements

ALBERTSON'S, INC.
CONSOLIDATED CASH FLOWS
For the 52 weeks ended                                          January 29,        January 30,        January 31,
(In millions)                                                          2004               2003               2002
----------------------------------------------------------- ----------------- ------------------ ------------------
Cash Flows From Operating Activities:
  Net earnings                                                        $ 556              $ 485              $ 501
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                       969                943                913
    Net deferred income taxes                                           172                100               (129)
    Other noncash charges                                                48                 21                 42
    Stock-based compensation                                             25                 19                 19
    Goodwill amortization                                                 -                  -                 56
    Gain on curtailment of postretirement benefits                      (36)                 -                (36)
    Net gain on asset sales                                             (24)                (9)               (54)
    Restructuring (credits) charges                                      (8)               (16)               424
    Discontinued operations noncash charges                                                365                 54
    Cumulative effect of change in accounting principle                   -                 94                  -
  Changes in operating assets and liabilities:
      Receivables and prepaid expenses                                  (38)                21               (110)
      Inventories                                                       (62)               112                 40
      Accounts payable                                                 (242)              (100)               (68)
      Other current liabilities                                          29                (88)               287
      Self-insurance                                                    120                106                 71
      Unearned income                                                    25                 32                  3
      Other long-term liabilities                                        11                (25)                (4)
----------------------------------------------------------- ----------------- ------------------ ------------------
Net cash provided by operating activities                             1,545              2,060              2,009
----------------------------------------------------------- ----------------- ------------------ ------------------

Cash Flows From Investing Activities:
  Capital expenditures                                               (1,094)            (1,359)            (1,455)
  Proceeds from disposal of land, buildings and
   equipment                                                             72                101                288
  Proceeds from disposal of assets held for sale                        119                578                118
  Other                                                                 (23)                18                (31)
----------------------------------------------------------- ----------------- ------------------ ------------------
Net cash used in investing activities                                  (926)              (662)            (1,080)
----------------------------------------------------------- ----------------- ------------------ ------------------

Cash Flows From Financing Activities:
  Cash dividends paid                                                  (279)              (306)              (309)
  Payments on long-term borrowings                                     (120)              (143)               (89)
  Stock purchases and retirements                                      (108)              (862)                 -
  Proceeds from long-term borrowings                                      9                  -                623
----------------------------------------------------------- ----------------- ------------------ ------------------
  Proceeds from stock options exercised                                   6                 14                 23
  Net commercial paper activity and bank borrowings                       -                  -             (1,153)
----------------------------------------------------------- ----------------- ------------------ ------------------
Net cash used in financing activities                                  (492)            (1,297)              (905)
----------------------------------------------------------- ----------------- ------------------ ------------------
Net Increase in Cash and Cash Equivalents                               127                101                 24
Cash and Cash Equivalents at Beginning of Year                          162                 61                 37
----------------------------------------------------------- ----------------- ------------------ ------------------
Cash and Cash Equivalents at End of Year                              $ 289              $ 162              $  61
=========================================================== ================= ================== ==================

Supplemental Cash Flow Information:
  Cash payments for income taxes, net of refunds                      $ 231              $ 376              $ 403
  Cash payments for interest, net of amounts capitalized                401                390                299
  Noncash investing and financing activities:
     Capitalized lease obligations incurred                              62                 75                 79


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


                                   ALBERTSON'S, INC.


                                   By:   \S\ Felicia D. Thornton
                                   ---------------------------------------------
                                         Felicia D. Thornton
                                         (Executive Vice President
                                          and Chief Financial Officer)




Date:  April 1, 2004

                                Index to Exhibits
                   Filed with Amendment No. 1 to Annual Report
                             on Form 10-K/A for the
                           Year Ended January 29, 2004

Number              Description

23   Independent Auditors' Consent - Deloitte & Touche LLP

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.