Form 10-Q
period 2004-04-29
ALBERTSONS INC /DE/
filed 2004-06-04
CIK 3333

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                         -------------------------------

                                    FORM 10-Q

                         -------------------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For 13 Weeks Ended: April 29, 2004 Commission File Number: 1-6187



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

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes x   No

     The number of shares of the registrant's common stock, $1.00 par value, outstanding at June 1, 2004 was 367.8 million.

                                ALBERTSON'S INC.
                                      INDEX



PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
                  Condensed Consolidated Earnings Statements for the 13 weeks ended April 29, 2004
                  and May 1, 2003                                                                                 3

                  Condensed Consolidated Balance Sheets as of April 29, 2004 and January 29, 2004                 4

                  Condensed Consolidated Cash Flow Statements for the 13 weeks ended April 29, 2004
                  and May 1, 2003                                                                                 5

                  Notes to Condensed Consolidated Financial Statements                                            6

                  Report of Independent Registered Public Accounting Firm                                        14

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations              15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                         19

Item 4.       Controls and Procedures                                                                            19

PART II       OTHER INFORMATION

              Cautionary Statement                                                                               19

Item 1.       Legal Proceedings                                                                                  20

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                   22

Item 3.       Defaults Upon Senior Securities                                                                    22

Item 4.       Submission of Matters to a Vote of Security Holders                                                22

Item 5.       Other Information                                                                                  22

Item 6.       Exhibits and Reports on Form 8-K                                                                   22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ALBERTSON'S, INC.
                   CONDENSED CONSOLIDATED EARNINGS STATEMENTS
                      (in millions, except per share data)
                                   (unaudited)

                                                                                        13 weeks ended
                                                                           ------------------------------------------
                                                                                   April 29,                 May 1,
                                                                                        2004                   2003
                                                                           -------------------    -------------------

Sales                                                                               $  8,688               $  8,910
Cost of sales                                                                          6,240                  6,372
                                                                           -------------------    -------------------
Gross Profit                                                                           2,448                  2,538

Selling, general and administrative expenses                                           2,255                  2,162
Restructuring credits                                                                      -                     (7)
                                                                           -------------------    -------------------
Operating profit                                                                         193                    383

Other expenses (income):
  Interest, net                                                                          103                    103
  Other, net                                                                               -                     (1)
                                                                           -------------------    -------------------
Earnings from continuing operations before income taxes                                   90                    281
Income tax expense                                                                        34                    108
                                                                           -------------------    -------------------

Earnings from continuing operations                                                       56                    173
Discontinued operations:
  Operating loss                                                                          (2)                    (2)
  Loss on disposal                                                                       (30)                     -
  Income tax benefit                                                                      12                      1
                                                                           -------------------    -------------------
Loss from discontinued operations                                                        (20)                    (1)
                                                                           -------------------    -------------------
Net earnings                                                                        $     36               $    172
                                                                           ===================    ===================

Earnings (loss) per share:
  Basic
     Continuing operations                                                            $ 0.15                 $ 0.47
     Discontinued operations                                                           (0.05)                  -
                                                                           -------------------    -------------------
     Net earnings                                                                     $ 0.10                 $ 0.47
                                                                           ===================    ===================

  Diluted
     Continuing operations                                                            $ 0.15                 $ 0.47
     Discontinued operations                                                           (0.05)                  -
                                                                           -------------------    -------------------
     Net earnings                                                                     $ 0.10                 $ 0.47
                                                                           ===================    ===================

Weighted average common shares outstanding:
     Basic                                                                               369                    368
     Diluted                                                                             371                    369



See Notes to Condensed Consolidated Financial Statements

                                ALBERTSON'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in millions, except par value data)
                                   (unaudited)

                                                                                          April 29,          January 29,
                                                                                               2004                 2004
                                                                                      ----------------     ----------------
                                    ASSETS
Current Assets:
   Cash and cash equivalents                                                               $  2,033           $      289
   Accounts and notes receivable, net                                                           746                  683
   Inventories                                                                                2,971                3,035
   Assets held for sale                                                                          82                   69
   Prepaid and other                                                                            258                  343
                                                                                      ----------------     ----------------
     Total Current Assets                                                                     6,090                4,419

Land, buildings and equipment (net of accumulated depreciation and
  amortization of $7,039 and $6,845, respectively)                                            9,063                9,145

Goodwill                                                                                      1,400                1,400

Intangibles, net                                                                                125                  130

Other assets                                                                                    299                  300
                                                                                      ----------------     ----------------

Total Assets                                                                               $ 16,977           $   15,394
                                                                                      ================     ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                        $  1,828           $    1,774
   Salaries and related liabilities                                                             533                  659
   Self-insurance                                                                               266                  262
   Current maturities of long-term debt and capital lease obligations                           521                  520
   Other current liabilities                                                                    532                  470
                                                                                      ----------------     ----------------
     Total Current Liabilities                                                                3,680                3,685

Long-term debt                                                                                6,055                4,452

Capital lease obligations                                                                       362                  352

Self-insurance                                                                                  481                  469

Other long-term liabilities and deferred credits                                              1,041                1,055

Commitments and contingencies                                                                     -                    -

Stockholders' Equity
   Preferred stock - $1.00 par value; authorized - 10 shares; designated - 3
     shares of Series A Junior Participating; issued - none                                       -                    -
   Common stock - $1.00 par value; authorized - 1,200 shares; issued - 368 shares
     and 368 shares, respectively                                                               368                  368
   Capital in excess of par                                                                     165                  155
   Accumulated other comprehensive loss                                                        (109)                (109)
   Retained earnings                                                                          4,934                4,967
                                                                                      ----------------     ----------------
     Total Stockholders' Equity                                                               5,358                5,381
                                                                                      ----------------     ----------------
Total Liabilities and Stockholders' Equity                                                 $ 16,977           $   15,394
                                                                                      ================     ================


See Notes to Condensed Consolidated Financial Statements

                                ALBERTSON'S, INC.
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                  (in millions)
                                   (unaudited)

                                                                                             13 weeks ended
                                                                               --------------------------------------------
                                                                                     April 29,                    May 1,
                                                                                          2004                      2003
                                                                               -------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                       $     36                  $    172
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                                     246                       239
         Net deferred income taxes                                                          90                         7
         Discontinued operations noncash charges                                            33                        -
         Other noncash charges                                                              15                        13
         Stock-based compensation                                                            5                         6
         Net loss (gain) on asset disposals                                                  2                        (9)
         Restructuring credits                                                               -                        (7)
     Changes in operating assets and liabilities:
       Receivables and prepaid expenses                                                    (70)                       63
       Inventories                                                                          60                        29
       Accounts payable                                                                     54                       (46)
       Other current liabilities                                                          (102)                      (98)
       Self-insurance                                                                       15                        13
       Unearned income                                                                       1                        (8)
       Other long-term liabilities                                                          22                         6
                                                                               -------------------    ---------------------
                    Net cash provided by operating activities                              407                       380

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (220)                     (330)
   Proceeds from disposal of land, buildings and equipment                                   5                         9
   Proceeds from disposal of assets held for sale                                           27                        30
   Other                                                                                    (9)                       (8)
                                                                               -------------------    ---------------------
                    Net cash used in investing activities                                 (197)                     (299)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from commercial paper borrowings                                             1,603                        50
   Cash dividends paid                                                                     (70)                      (71)
   Payments on long-term borrowings                                                         (5)                       (7)
   Proceeds from stock options exercised                                                     6                         -
   Stock purchases and retirements                                                           -                      (108)
                                                                                -------------------    ---------------------
                    Net cash provided by (used in) financing activities                  1,534                      (136)

Net Increase (Decrease) in Cash and Cash Equivalents                                     1,744                       (55)

Cash and Cash Equivalents at Beginning of Period                                           289                       162
                                                                               -------------------    ---------------------

Cash and Cash Equivalents at End of Period                                            $  2,033                   $   107
                                                                               ===================    =====================


See Notes to Condensed Consolidated Financial Statements

                                ALBERTSON'S, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollars and shares in millions, except per share data)
                                   (unaudited)


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Albertson's, Inc. ("Albertsons" or the "Company") is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.A. Albertson in 1939. Based on sales, the Company is one of the largest retail food and drug chains in the world.

As of April 29, 2004, the Company operated 2,307 stores in 31 states. The Company also operated 232 fuel centers near existing stores. Retail operations are supported by 17 major Company distribution operations, strategically located in the Company's operating markets.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the 13 weeks ended April 29, 2004, are not necessarily indicative of results for a full year.

The Company's Condensed Consolidated Balance Sheet as of January 29, 2004, has been derived from the audited Consolidated Balance Sheet as of that date.

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

Inventory
Net earnings reflect the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. Albertsons recorded pre-tax LIFO expense of $6 for the 13 week period ended April 29, 2004 and $4 for the 13 week period ended May 1, 2003.

The amount of vendor funds reducing the Company's inventory ("inventory offset") as of April 29, 2004 was $130, a decrease of $25 from January 29, 2004. The vendor funds inventory offset as of May 1, 2003 was $146, a decrease of $6 from January 30, 2003. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company's grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company's vendor funds in 2003) and by average inventory turnover rates by department for the Company's remaining inventory.

Stock-Based Compensation
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, expense associated with stock-based compensation is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par value. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. If the fair value-based accounting method was utilized for stock-based compensation, the Company's pro forma net earnings and earnings per share would have been as follows:

                                                                              13 weeks ended
                                                               ---------------------------------------
                                                                     April 29,               May 1,
                                                                          2004                 2003
                                                               ------------------     ----------------
         Net Earnings as reported                                       $   36               $  172

         Add: Stock-based compensation expense included in
            reported net earnings, net of related tax effects                3                    4
         Deduct: Total stock-based compensation expense
            determined under fair value based method for all
            awards, net of  related tax effects                            (11)                 (11)
                                                               ------------------     ----------------
         Pro Forma Net Earnings                                         $   28               $  165
                                                               ==================     ================
         Basic Earnings Per Share:
            As Reported                                                 $ 0.10               $ 0.47
            Pro Forma                                                     0.08                 0.45
                                                               ==================     ================
         Diluted Earnings Per Share:
            As Reported                                                 $ 0.10               $ 0.47
            Pro Forma                                                     0.08                 0.45
                                                               ==================     ================

The pro forma net earnings resulted from reported net earnings less pro forma after-tax compensation expense. The pro forma effect on net earnings is not representative of the pro forma effect on net earnings in future years. To calculate pro forma stock-based compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003: risk-free interest rate of 3.01% and 3.56%, respectively, expected dividend yield of 3.35% and 3.74%, respectively, expected lives of 6.0 and 5.7 years, respectively, and expected stock price volatility of 38.9% and 39.4%, respectively.

Reclassifications
Certain reclassifications have been made in prior periods' financial statements to conform to classifications used in the current year.

NOTE 2 - NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In November 2003 the Emerging Issues Task Force ("EITF") confirmed as a consensus EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, `Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). EITF 03-10 did not impact the Company's existing accounting and reporting policies for manufacturers' coupons that can be presented at any retailer that accepts coupons. Under EITF 03-10, vendor coupons that provide for direct reimbursement, are negotiated between the retailer and the vendor and which can only be redeemed at a specific retailer's store are recorded as a reduction of cost of sales (instead of sales). This modification to the Company's accounting and reporting policies, adopted in Company's first quarter of 2004, did not have a material impact on sales or cost of sales.

In December 2003 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (Revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132(R)"). This statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company adopted SFAS No. 132(R) in January 2004. The newly required quarterly disclosures are included in Note 6 to the Condensed Consolidated Financial Statements - Employee Benefit Plans.

In March 2004 the FASB issued Staff Position No. FAS 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("SFAS No. 106-b"). SFAS No. 106-b supersedes SFAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and provides guidance on the accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), which was signed into law in December 2003. SFAS No. 106-b is expected to be effective beginning in the third fiscal quarter of 2005. The Company is in the process of evaluating the impact, if any, of the Act and SFAS No. 106-b on the Company.

NOTE 3 - DISCONTINUED OPERATIONS

In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans market, which consist of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for the 13 week periods ended April 29, 2004 and May 1, 2003.

The discontinued operations generated sales of $24 and $27 for the 13 week periods ended April 29, 2004 and May 1, 2003, respectively. The loss from discontinued operations of $20 for the 13 week period ended April 29, 2004 consisted of a loss from operations of $2, a write down of fixed assets and lease settlements of $30, and an income tax benefit of $12. The loss from discontinued operations of $1 for the 13 week period ended May 1, 2003 consisted of a loss from operations of $2 and an income tax benefit of $1. A reserve balance of $7 as of April 29, 2004 is included in "Other current liabilities" in the accompanying Condensed Consolidated Balance Sheet related to lease liability adjustments.

Assets related to discontinued operations are recorded at their estimated fair value, less selling costs, of $24 as of April 29, 2004 and are reported in "Assets held for sale" in the accompanying Condensed Consolidated Balance Sheet. These include four operating properties and one non-operating property for which definitive agreements for sale have been entered into and three operating properties and two non-operating properties that are being actively marketed.

NOTE 4 - RESERVES FOR 2001 RESTRUCTURING ACTIVITIES, 2002 MARKET EXITS AND CLOSED STORES

In 2001 the Company recorded a pre-tax charge to earnings of $107 primarily for lease settlements and severance costs in connection with the closure of 165 stores and the reduction of overhead functions. As of January 29, 2004, an accrual of $19 remained for these settlements and costs. During the 13 week period ended April 29, 2004, the Company paid $1, leaving a balance of $18 as of April 29, 2004.

In 2002 the Company recorded a pre-tax charge to earnings of $51 primarily for lease settlements and severance costs in connection with the exit from four underperforming markets. As of January 29, 2004, an accrual of $8 remained for these settlements and costs. During the 13 week period ended April 29, 2004, the Company paid $2 and recorded charges related to the exit of the New Orleans markets of $7, leaving a balance of $13 as of April 29, 2004.

As of January 29, 2004, the Company had an accrual of $20 for closed store lease termination costs. During the 13 week period ended April 29, 2004, the Company recorded additional reserves of $4, had favorable lease termination settlements of $3 and paid $1, leaving a balance of $20 as of April 29, 2004.

NOTE 5 - INTANGIBLES

The carrying amount of intangibles was as follows:

                                                                            April 29,            January 29,
                                                                                 2004                   2004
                                                                   --------------------   --------------------
            Amortizing:
               Favorable acquired operating leases                               $217                   $221
               Customer lists and other contracts                                  57                     56
                                                                   --------------------   --------------------
                                                                                  274                    277
            Accumulated amortization                                             (189)                  (186)
                                                                   --------------------   --------------------
                                                                                   85                     91
            Non-Amortizing:
               Liquor licenses                                                     40                     39
                                                                   --------------------   --------------------
                                                                                   40                     39
                                                                   --------------------   --------------------
                                                                                 $125                   $130
                                                                   ====================   ====================

NOTE 6 - EMPLOYEE BENEFIT PLANS

The following represents the components of net periodic pension and postretirement benefit costs in accordance with SFAS No. 132(R) (see Note 2 - New and Recently Adopted Accounting Standards to the Condensed Consolidated Financial Statements):

                                                           Pension Benefits                  Other Benefits
                                                            13 weeks ended                   13 weeks ended
                                                     ------------------------------    -----------------------------
                                                        April 29,          May 1,        April 29,          May 1,
                                                             2004            2003             2004            2003
                                                     --------------    ------------    -------------     -----------
  Service cost - benefits earned during the period            $ 4             $ 3              $ -             $ 1
  Interest cost on projected benefit obligations               11              10                -               1
  Expected return on assets                                   (10)             (8)               -               -
  Amortization of prior service cost (credit)                  (2)             (2)               -               -
  Recognized net actuarial loss                                 4               6                -               -
  Curtailment gain                                              -              (7)               -               -
                                                     --------------    ------------    -------------     -----------
    Net periodic benefit expense                              $ 7             $ 2              $ -             $ 2
                                                     ==============    ============    =============     ===========

In April 2004 the President of the United States signed new pension relief legislation that allows companies to use a corporate bond index rate specified by the U.S. Treasury Department for purposes of calculating required minimum contributions. Under the new legislation, the Company's estimated required minimum contributions for 2004 remained unchanged from January 29, 2004, at $65, which the Company expects to contribute during the remainder of 2004.

NOTE 7 - INDEBTEDNESS

At April 29, 2004, the Company had four revolving credit facilities totaling $2,800. The first agreement, a 364-Day revolving credit facility with total availability of $100, will expire in February 2005. The second agreement, a revolving credit facility with total availability of $350, was extended through July 2004. The third agreement, a five-year facility for $950, expires March 2005. The fourth agreement, an interim credit facility totaling $1,400, was entered into in April 2004 to finance the acquisition of Shaw's (see Note 10 - Subsequent Events to the Condensed Consolidated Financial Statements - Shaw's Acquisition). These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100, a fixed charge coverage, as defined, of no less than 2.7 times and a consolidated leverage ratio, as defined, of no more than
4.5 times. As of April 29, 2004, the Company was in compliance with these requirements (see Note 10 - Subsequent Events to the Condensed Consolidated Financial Statements - Shaw's Acquisition). No borrowings were outstanding under these credit facilities as of April 29, 2004. On May 12, 2004, the Company terminated its $1,400 interim credit facility upon the close of the offering of $1,000 of Hybrid Income Term Security Units (HITS) (see Note 10 - Subsequent Events to the Condensed Consolidated Financial Statements - HITS Offering). The Company is in the process of renewing its remaining $1,400 senior revolving credit facilities. The renewal is expected to be completed in early June.

NOTE 8 - CONTINGENCIES

Lawsuits, Claims and Other Legal Matters
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson's, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs' allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated ("Gardner/Petersen case") and in August 2002 a class action with respect to the consolidated case was certified by the court. On May 26, 2004 Albertsons entered into an agreement in principle to settle the consolidated Gardner/Petersen case. The settlement agreement is subject to approval by the California Superior Court. Based on the information presently available to the Company, management does not expect that the payments under this settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v.
American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs' allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company's subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The California Supreme Court has accepted plaintiffs' request for review of this class decertification. The California Supreme Court heard oral arguments on June 1, 2004. The Company has strong defenses against these lawsuits and is vigorously defending them.
Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly owned subsidiary of the Company, and Dominick's Finer Foods, Inc. in the Circuit Court of Cook County, Illinois alleging milk price fixing (Maureen Baker et al. v. Jewel Food Stores, Inc. and Dominick's Finer Foods, Inc., Case No. 00L 009664). In February 2003, the trial court found in favor of the defendants and dismissed the case with prejudice. Thereafter, the plaintiffs appealed. Briefs have now been filed for the appeal and the matter is pending in the Illinois Appellate Court. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In September 2000 an agreement was reached and court approval granted to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. A second claim process was ordered by the court, but the parties are still waiting for final instructions from the Court. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On November 20, 2003, three consumers filed an action in California state court (Kerner, et al. v. Albertsons, Inc.; Ralphs Grocery Company; and Safeway Inc., dba Vons, a Safeway Company, Los Angeles Superior Court, Case No. BC306456), claiming that certain provisions of the agreements (the "Labor Dispute Agreements") between the Company, The Kroger Co. and Safeway Inc. (the "Retailers") which provided for "lock-outs" in the event that any Retailer was struck at any or all of its southern California facilities when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer(s) by picketing such Retailer(s) but not the other Retailer(s), violate California's Cartwright Act and the Unfair Competition Law. The lawsuit sought unspecified monetary damages and injunctive relief. This lawsuit was dismissed on April 21, 2004.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the Labor Dispute Agreements violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Company filed its answer on February 24, 2004. The Company has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In March 2004 a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar, et al. v. Albertsons) by grocery managers seeking recovery including overtime pay based upon plaintiffs' allegation that they were improperly classified as exempt under California law. This case is currently in discovery; however the Company has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

NOTE 9 - COMPUTATION OF EARNINGS PER SHARE

                                                                             13 weeks ended
                                                    -------------------------------------------------------------------
                                                           April 29, 2004                       May 1, 2003
                                                        Basic            Diluted            Basic            Diluted
                                                    -------------     -------------    ---------------    -------------
Earnings (loss) from:
   Continuing operations                                 $   56            $   56              $ 173            $ 173
   Discontinued operations                                  (20)              (20)                (1)              (1)
                                                    -------------     -------------    ---------------    -------------
      Net earnings                                       $   36            $   36              $ 172            $ 172
                                                    =============     =============    ===============    =============

Weighted average common shares outstanding                  369               369                368              368
                                                    =============                      ===============
Potential common share equivalents                                              2                                   1
                                                                      -------------                       -------------
Weighted average shares outstanding                                           371                                 369
                                                                      =============                       =============

Earnings (loss) per common share and common
   share equivalents:
    Continuing operations                                 $0.15             $0.15              $0.47            $0.47
    Discontinued operations                               (0.05)            (0.05)             (0.00)           (0.00)
                                                    -------------     -------------    ---------------    -------------
      Net earnings                                        $0.10             $0.10              $0.47            $0.47
                                                    =============     =============    ===============    =============

Calculation of potential common share equivalents:
   Options to purchase potential common shares                                 20                                   2
   Potential common shares assumed purchased
    with potential proceeds                                                   (18)                                 (1)
                                                                      -------------                       -------------
   Potential common share equivalents                                           2                                   1
                                                                      =============                       =============

Calculation of potential common shares
   assumed purchased with potential proceeds:
    Potential proceeds from exercise of options
      to purchase common shares                                              $407                                 $29
    Common stock price used under treasury
      stock method                                                         $23.19                              $19.31
                                                                      -------------                       -------------
    Potential common shares assumed
      purchased with potential proceeds                                        18                                   1
                                                                      =============                       =============


Outstanding options excluded for the 13 week periods ended April 29, 2004 and May 1, 2003, because the option price exceeded the average market price during the period, amounted to 17.9 million shares and 30.1 million shares, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Shaw's Acquisition
On April 30, 2004, the Company acquired all of the outstanding capital stock of the entity which conducts J Sainsbury plc's U.S. retail grocery store business ("Shaw's") for $2,100 in cash, as well as the assumption of approximately $368 in capital leases. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the proceeds from a subsequent offering (see "HITS Offering" below) to repay $1,119 of such commercial paper. The outstanding commercial paper is currently backed by the Company's existing credit facilities.

The operations acquired consist of approximately 200 grocery stores in the New England area operated under the banners of Shaw's and Star Markets. These stores had sales of approximately $4,600 for the fiscal year ended February 28, 2004 and approximately $4,400 for the fiscal year ended March 1, 2003.

As a result of the goodwill generated from the acquisition, the Company obtained prospective waivers from the lenders under two of the Company's existing credit facilities in order to remain in compliance with the consolidated tangible net worth covenant contained in the agreements underlying these facilities. No amounts were outstanding under these facilities as of April 29, 2004.

Hybrid Income Term Security Units ("HITS") Offering
In May 2004 the Company completed a public offering of 40,000,000 of 7.25% Hybrid Income Term Security Units ("HITS" or "Corporate Units"), yielding net proceeds of $973. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an overallotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company's senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of the Company's senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder's obligation to purchase Company common stock under the related purchase contract. The senior notes are scheduled to mature in February 2009 and bear interest at a rate of 3.75% per year. The purchase contracts bear interest at a rate of 3.5% per year on the stated amount of twenty-five dollars.

Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of twenty-five dollars in cash, shares of the Company's common stock on or before May 16, 2007 (the "Purchase Contract Settlement Date"). Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of Company's common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date, subject to anti-dilution adjustments. If the average closing price is equal to or greater than $28.82 per share, the settlement rate will be 0.8675 shares of common stock. If the average closing price is less than $28.82 per share but greater than $23.06 per share, the settlement rate is equal to twenty-five dollars divided by the average closing price of the Company's common stock. If the average closing price is less than $23.06 per share, the settlement rate will be
1.0841 shares of common stock. The holders of Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date. Prior to the Purchase Contract Settlement Date, the senior notes will be remarketed. If the remarketing is successful, the interest rate on the senior notes will increase to a rate selected by the remarketing agent, and the maturity of the senior notes will be extended to a date selected by the Company that is either two or three years from the date such interest rate is increased. If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the Corporate Units will have the option of putting their senior notes to the Company to satisfy their obligations under the purchase contracts.

The purchase contracts are forward transactions in the Company's common stock. Upon issuance, a liability for the present value of the purchase contract adjustment payments of $113 was recorded as a reduction (charge) to stockholders' equity, with an offsetting increase (credit) to other long-term liabilities. Subsequent contract adjustment payments will reduce this liability. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite number of shares of common stock. The stated amount received will be recorded as an increase (credit) to stockholders' equity.

Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market (at the average market price during the period) using the proceeds receivable upon settlement. Consequently, the Company anticipates that there will be some dilutive effect on earnings per share for periods when the average market price of the Company's common stock for the reporting period is above $28.82, but no dilutive effect in the Company's earnings per share for periods when the average market price is equal to or below $28.82.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Albertson's, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Albertson's, Inc. and subsidiaries ("Albertsons") as of April 29, 2004, and the related condensed consolidated earnings statements and cash flow statements for the thirteen-week periods ended April 29, 2004 and May 1, 2003. These interim financial statements are the responsibility of Albertsons management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Albertsons as of January 29, 2004, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2004, we expressed an unqualified opinion and included explanatory paragraphs related to changes in the methods of accounting for goodwill, closed stores and vendor funds, and to the agreement to purchase all of the outstanding capital stock of JS USA Holdings Inc. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/S/ DELOITTE & TOUCHE LLP

Boise, Idaho
June 3, 2004

                                ALBERTSON'S, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in millions, except per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of operations for the 13 week period ended April 29, 2004 were unfavorably impacted by the labor dispute in southern California (the "Labor Dispute"). Although the Labor Dispute ended with the ratification of new collective bargaining agreements on February 28, 2004, the impact on operating results for the 13 week period ended April 29, 2004 extended through the first quarter and continues to impact operating results. Sales for the quarter in the Company's southern California combination food and drug and conventional food stores decreased as did margins for the 13 week period ended April 29, 2004 as compared to the 13 week period ended May 1, 2003. The Company incurred additional costs as part of the Labor Dispute settlement and is making significant investments to win back and acquire customers in southern California in the form of pricing promotions and advertising. These impacts were partially offset by reduced labor expenses in the affected stores during the Labor Dispute and the benefit from certain multi-employer bargaining agreements discussed below.

Southern California Labor Dispute
As previously disclosed, in connection with the decision of the Company, The Kroger Co. and Safeway Inc. (the "Retailers") to engage in multi-employer bargaining with the United Food and Commercial Workers in connection with the southern California labor dispute, the Retailers entered into agreements ("Labor Dispute Agreements") which, among other things, were designed to prevent the union from placing disproportionate pressure on one or more Retailer. The Labor Dispute Agreements provided for payments from any of the Retailers who gained from such disproportionate pressure to any of the Retailers who suffered from such disproportionate pressure. Amounts earned by the Company under the terms of the Labor Dispute Agreements totaled $17, $43 and $3 in the 13 week periods ended April 29, 2004, January 29, 2004 and October 30, 2003, respectively. Amounts earned were recorded as a reduction to selling, general and administrative costs in each of the respective periods and all amounts were collected subsequent to April 29, 2004.

In November 2003 three consumers filed an action in California state court claiming that the Labor Dispute Agreements violate antitrust and consumer protection laws. This lawsuit was dismissed on April 21, 2004. In February 2004 the California Attorney General filed suit in federal court claiming that certain provisions of the Labor Dispute Agreements violate antitrust law. The Company believes that similar agreements are not uncommon in joint bargaining situations and that the Labor Dispute Agreements are lawful. The Company is vigorously defending itself in this proceeding.

Shaw's Acquisition
On April 30, 2004, the Company acquired all of the outstanding capital stock of the entity which conducts J Sainsbury plc's U.S. retail grocery store business ("Shaw's") for $2,100 in cash, as well as the assumption of approximately $368 in capital leases. The Company used a combination of cash-on-hand and the proceeds from the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the proceeds from a subsequent offering (see Note 10 - Subsequent Events to the Condensed Consolidated Financial Statements - HITS Offering) to repay $1,119 of such commercial paper. The outstanding commercial paper is currently backed by the Company's existing credit facilities.

The operations acquired consist of approximately 200 grocery stores in the New England area operated under the banners of Shaw's and Star Markets. These stores had sales of approximately $4,600 for the fiscal year ended February 28, 2004 and approximately $4,400 for the fiscal year ended March 1, 2003.

As a result of the goodwill generated from the acquisition, the Company obtained prospective waivers from the lenders under two of the Company's existing credit facilities in order to remain in compliance with the consolidated tangible net worth covenant contained in the agreements underlying these facilities. No amounts were outstanding under these facilities as of April 29, 2004.

Results of Operations

Results of operations for the 13 week period ended April 29, 2004 were unfavorably impacted by the Labor Dispute. The Labor Dispute resulted in decreased sales in the Company's southern California combination food and drug and conventional stores and decreased gross margin as a result of decreased volume, increased inventory shrink, sales mix changes and increased distribution costs. Additional costs incurred in connection with the terms of the new collective bargaining agreements included funding a one-time contribution to the union health and welfare fund of $36 and strike ratification bonus payments of $10. These amounts were charged to earnings in the 13 week period ended April 29, 2004.

Sales were $8,688 and $8,910 for the 13 week periods ended April 29, 2004 and May 1, 2003, respectively. The decrease in sales was due to decreased sales in southern California as a result of the Labor Dispute. Identical store sales decreased 4.1% for the 13 week period ended April 29, 2004 compared to the 13 week period ended May 1, 2003. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales, which uses the same store base as the identical store sales computation except it includes sales at replacement stores, decreased 3.7%. Excluding food stores in the Company's Southern California Division for the 13 week periods ended April 29, 2004 and May 1, 2003, identical store sales decreased 0.1% and comparable store sales increased 0.3%. Management estimates that overall inflation in products the Company sells was approximately 0.8% and 0.2% in the twelve months ended April 29, 2004 and May 1, 2003, respectively.

The following table reconciles actual identical store sales and comparable store sales to adjusted identical store sales and comparable store sales as presented herein. The Company presents these non-GAAP financial measures because it believes a comparison of actual to adjusted store sales data is useful to investors to communicate management's belief of the impact of the Labor Dispute on trends in sales experienced during the 13 weeks ended April 29, 2004, including the portion of the period the Labor Dispute was ongoing and the weeks following its resolution.

                                                            Actual               Labor                   Adjusted
                                                         Identical             Dispute                  Identical
                                                       Store Sales          Adjustment                Store Sales
                                                  ------------------     ---------------         ------------------
13 weeks ended April 29, 2004                             $  8,333              $ (953)   (1)             $ 7,380
13 weeks ended May 1, 2003                                   8,691              (1,302)   (2)               7,389
                                                  ------------------                             ------------------
Year to year change                                           (358)                                            (9)
13 weeks ended May 1, 2003                                   8,691                                          7,389
                                                  ------------------                             ------------------
Identical store sales percentage change                     (4.1)%                                         (0.1)%
                                                  ==================                             ==================

                                                            Actual               Labor                   Adjusted
                                                        Comparable             Dispute                 Comparable
                                                       Store Sales          Adjustment                Store Sales
                                                  ------------------     ---------------      -- ------------------
13 weeks ended April 29, 2004                             $  8,443              $ (962)  (3)              $ 7,481
13 weeks ended May 1, 2003                                   8,771              (1,309)  (4)                7,462
                                                  ------------------                             ------------------
Year to year change                                           (328)                                            19
13 weeks ended May 1, 2003                                   8,771                                          7,462
                                                  ------------------                             ------------------
Comparable store sales percentage change                    (3.7)%                                           0.3%
                                                  ==================                             ==================

(1) Represents the identical Southern California Division food store sales during the 13 weeks ended April 29, 2004.
(2) Represents the identical Southern California Division food store sales during the 13 weeks ended May 1, 2003.
(3) Represents the comparable Southern California Division food store sales during the 13 weeks ended April 29, 2004.
(4) Represents the comparable Southern California Division food store sales during the 13 weeks ended May 1, 2003.

During the 13 week period ended April 29, 2004, the Company opened 19 combination food and drug stores, three stand-alone drugstores and four fuel centers, while closing six combination food and drug stores, six conventional stores, two warehouse stores and six stand-alone drugstores.

Gross profit, as a percentage of sales, for the 13 week period ended April 29, 2004 decreased to 28.2% from 28.5% for the 13 week period ended May 1, 2003. This was a result of decreased sales leverage as a result of the Labor Dispute and continued planned investments in pricing and promotion in key markets and categories to drive sales growth and market share. These investments were partially offset by savings generated from strategic sourcing initiatives, increased pharmacy gross margins as a result of a new supply contract and higher Company-sourced generic substitution and increased private label sales growth.

Selling, general and administrative expenses, as a percent of sales, increased to 26.0% for the 13 week period ended April 29, 2004, as compared to 24.3% for the 13 week period ended May 1, 2003. This increase was primarily attributable to increased employee compensation and benefits costs primarily as the result of a one-time contribution to the union health and welfare fund of $36 and strike ratification bonus payments of $10 paid under the terms of the new collective bargaining agreements in southern California; lack of sales leverage as a result of the Labor Dispute; increased legal costs related to California but unrelated to the Labor Dispute; higher depreciation costs associated with continued investment in infrastructure, particularly in information technology; and increased workers compensation costs, which were partially offset by amounts earned under the Labor Dispute Agreements.

Restructuring credits during the 13 week period ended May 1, 2003 of $7 were primarily related to gains on disposition of assets and an adjustment for a pension curtailment related to the Company's restructuring activities in 2001.

Earnings from continuing operations were $56 for the 13 week period ended April 29, 2004 compared to $173 for the 13 week period ended May 1, 2003. This decrease was primarily due to a reduction in identical store sales of 4.1% and a decrease in gross margin as a result of the Labor Dispute, increased employee salaries and benefits costs primarily as the result of a one-time contribution to the union health and welfare fund of $36 and strike ratification bonus payments of $10 paid under the terms of the new collective bargaining agreements in southern California, increased legal costs related to California but unrelated to the Labor Dispute, higher depreciation and increased workers compensation costs.

The Company's effective tax rate from continuing operations for the 13 week period ended April 29, 2004 was 37.5% as compared to 38.4% for the 13 week period ended May 1, 2003. For the 13 week period ended April 29, 2004, the rate decreased as compared to the prior year as a result of implementation of tax saving initiatives resulting in lower estimated federal and state income tax.

Net earnings were $36 or $0.10 per diluted share for the 13 week period ended April 29, 2004, compared to net earnings of $172 or $0.47 per diluted share for the 13 week period ended May 1, 2003. This decline was the result of the decrease in earnings from continuing operations and the loss from discontinued operations as a result of the Company's decision to exit the New Orleans market.

Critical Accounting Policies
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Company's 2003 Annual Report on Form 10-K.

Liquidity and Capital Resources
Cash provided by operating activities during the 13 week period ended April 29, 2004 was $407, compared to $380 for the same period in the prior year. The increase in cash provided by operations in the first quarter of 2004 as compared to 2003 was due primarily to decreasing inventory levels as a result of normal seasonal purchasing patterns and supply chain initiatives, a reduction in the Company tax accounts due to lower earnings and implementation of tax planning initiatives in 2003 and 2004 and higher levels of accounts payable due to increased purchases in southern California as a result of the resolution of the Labor Dispute. These sources of cash were partially offset by increases in accounts receivable related to the Labor Dispute Agreements.

Cash flow used in investing activities during the 13 week period ended April 29, 2004 decreased to $197 compared to $299 for the 13 week period ended May 1, 2003. This decrease was a result of lower capital expenditures in 2004. The Company is continuing to implement its 2004 capital expenditure plan, which includes outlays for new stores, store remodels and information technology. The Company's capital expenditure budget for 2004 is approximately $1,600 and includes approximately $100 in new capital and operating leases and $300 for the recently acquired Shaw's operations.

Cash flows  provided by  financing  activities  during the 13 week period  ended
April 29, 2004 were $1,534 as compared to cash flows used in financing activities of $136 during the 13 week period ended May 1, 2003. The change is due to commercial paper borrowings of $1,603 during the 13 week period ended April 29, 2004 in anticipation of the closing of the Shaw's acquisition on April 30, 2004 and cash used for the purchase and retirement of the Company's common stock in the 13 week period ended May 1, 2003.

The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. Proceeds from the issuance of commercial paper backed by a $1,400 interim revolving credit facility and the Company's existing revolving credit facilities were used to finance the Shaw's acquisition, which closed on April 30, 2004. Proceeds from a subsequent offering (see Note 10 - Subsequent Events to the Condensed Consolidated Financial Statements - HITS Offering) were used to repay a portion of such commercial paper. The Company had $1,603 in commercial paper borrowings outstanding at April 29, 2004, and no outstanding commercial paper borrowings outstanding at January 29, 2004.

At April 29, 2004, the Company had four revolving credit facilities totaling $2,800. The first agreement, a 364-Day revolving credit facility with total availability of $100, will expire in February 2005. The second agreement, a revolving credit facility with total availability of $350, was extended through July 2004. The third agreement, a five-year facility for $950, expires March 2005. The fourth agreement, an interim credit facility totaling $1,400, was entered into in April 2004 to finance the acquisition of Shaw's (see Note 10 - Subsequent Events to the Condensed Consolidated Financial Statements - Shaw's Acquisition). These agreements contain certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $2,100, a fixed charge coverage, as defined, of no less than 2.7 times and a consolidated leverage ratio, as defined, of no more than
4.5 times. As of April 29, 2004, the Company was in compliance with these requirements (see Note 10 - Subsequent Events to the Condensed Consolidated Financial Statements - Shaw's Acquisition). No borrowings were outstanding under these credit facilities as of April 29, 2004. On May 12, 2004, the Company terminated its $1,400 interim credit facility upon the close of the offering of $1,000 of Hybrid Income Term Security Units (HITS) (see Note 10 - Subsequent Events to the Condensed Consolidated Financial Statements - HITS Offering). The Company is in the process of renewing its remaining $1,400 senior revolving credit facilities. The renewal is expected to be completed in early June.

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 ("2001 Registration Statement"), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of Albertsons common stock. As of April 29, 2004, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.

The Company filed a registration statement with the Securities and Exchange Commission, which became effective on March 29, 2004 ("2004 Registration Statement"), to authorize the issuance of $1,150 in Hybrid Income Term Security Units ("HITS") (see Note 10 - Subsequent Events to the Condensed Consolidated Financial Statements - HITS Offering). On May 7, 2004, the Company issued $1,000 of HITS under the 2004 Registration Statement and used the net proceeds to reduce a portion of the outstanding commercial paper borrowings incurred in connection with the Shaw's acquisition. On June 2, 2004, the underwriters purchased an additional $150 of HITS, pursuant to an overallotment option, yielding net proceeds of $146 which were used to further reduce outstanding commercial paper borrowings.

During the 13 week period ended May 1, 2003, the Company repurchased 5.3 million shares of its common stock for a total expenditure of $108 at an average price of $20.26 per share. On December 5, 2003, the Board of Directors reauthorized a program authorizing management, at its discretion, to purchase and retire up to $500 of the Company's common stock through December 31, 2004. No shares of common stock were repurchased during the 13 weeks ended April 29, 2004. The Company may continue, or from time to time suspend, purchasing shares under its stock purchase program.

Contractual Obligations, Commercial Commitments and Guarantees

Contractual Obligations and Guarantees
For information on contractual obligations and guarantees, see the Company's 2003 Annual Report on Form 10-K. At April 29, 2004, there have been no material changes regarding the Company's contractual obligations outside the ordinary course of business or material changes to guarantees from the information disclosed in the Company's 2003 Annual Report on Form 10-K except for the issuance of $1,603 of commercial paper used to acquire the operations of Shaw's. In May 2004 and June 2004, the Company successfully issued HITS yielding net proceeds of $973 and $146, respectively. The senior notes that comprise the HITS are initially due in 2009 (see Note 10 - Subsequent Events to the Condensed Consolidated Financial Statements - HITS Offering). The net proceeds from the HITS offering were used to pay down a portion of the commercial paper outstanding at April 29, 2004.

Commercial Commitments
The Company had outstanding letters of credit of $90 as of April 29, 2004, all of which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company's credit facilities. Of the $90 outstanding at April 29, 2004, $81 were standby letters of credit covering primarily workers' compensation or performance obligations. The remaining $9 were commercial letters of credit supporting the Company's merchandise import program. The Company paid issuance fees that varied, depending on type, up to 0.90% of the outstanding balance of the letter of credit.

Off Balance Sheet Arrangements
At April 29, 2004, the Company had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that were accounted for under the equity method at April 29, 2004, had no liabilities associated with them that were guaranteed by or that would be considered material to Albertsons. Accordingly, the Company does not have any off balance sheet arrangements with unconsolidated entities.

Related Party Transactions
There were no material related party transactions during the 13 week period ended April 29, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding the Company's market risk position from the information provided under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2003 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of April 29, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

In February 2004 the Company implemented several new modules to complement its new general ledger system, including modules related to property and equipment, accounts payable and procurement. This implementation included new hardware and software. This is the second phase of a multi-year effort to upgrade the technology supporting the Company's financial systems. These implementations have resulted in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include deploying resources to mitigate internal control risks and performing multiple levels of reconciliations.

Other than as described above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995
All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company's expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties. These statements may relate to, among other things: statements of expectation regarding the results of operations had the labor dispute in southern California not occurred; investing to increase sales; changes in cash flow; increases in general liability costs, workers' compensation costs and employee benefit costs; attainment of cost reduction goals; impacts of the southern California labor dispute; impacts of the completion of the acquisition of Shaw's; achieving sales increases and increases in comparable and identical sales; opening and remodeling stores; and the Company's five strategic imperatives. These statements are indicated by words or phrases such as "expects," "plans," "believes," "estimate," and "goal". In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); labor negotiations; adverse determinations with respect to litigation or other claims (including environmental matters); employee benefit costs; the Company's ability to recruit, retain and develop employees; the Company's ability to develop new stores or complete remodels as rapidly as planned; the Company's ability to implement new technology successfully; stability of product costs; the Company's ability to integrate the operations of acquired or merged companies, including Shaw's; the Company's ability to execute its restructuring plans; the Company's ability to achieve its five strategic imperatives; and other factors affecting the Company's business in or beyond the Company's control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; changes in the general economy; and changes in interest rates.

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

In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson's, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs' allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers' compensation costs, cash shortages, premises liability and "shrink" losses in violation of California law. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated ("Gardner/Peterson case") and in August 2002 a class action with respect to the consolidated case was certified by the court. On May 26, 2004 Albertsons entered into an agreement in principle to settle the consolidated Gardner/Petersen case. The settlement agreement is subject to approval by the California Superior Court. Based on the information presently available to the Company, management does not expect that the payments under this settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v.
American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs' allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company's subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The California Supreme Court has accepted plaintiffs' request for review of this class decertification. The California Supreme Court heard oral arguments on June 1, 2004. The Company has strong defenses against these lawsuits and is vigorously defending them.
Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly owned subsidiary of the Company, and Dominick's Finer Foods, Inc. in the Circuit Court of Cook County, Illinois alleging milk price fixing (Maureen Baker et al. v. Jewel Food Stores, Inc. and Dominick's Finer Foods, Inc., Case No. 00L 009664). In February 2003, the trial court found in favor of the defendants and dismissed the case with prejudice. Thereafter, the plaintiffs appealed. Briefs have now been filed for the appeal and the matter is pending in the Illinois Appellate Court. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In September 2000 an agreement was reached and court approval granted to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including "off-the-clock" work allegations and allegations regarding certain salaried grocery managers' exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. A second claim process was ordered by the court, but the parties are still waiting for final instructions from the Court. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

On November 20, 2003, three consumers filed an action in California state court (Kerner, et al. v. Albertsons, Inc.; Ralphs Grocery Company; and Safeway Inc., dba Vons, a Safeway Company, Los Angeles Superior Court, Case No. BC306456), claiming that certain provisions of the agreements (the "Labor Dispute Agreements") between the Company, The Kroger Co. and Safeway Inc. (the "Retailers") which provided for "lock-outs" in the event that any Retailer was struck at any or all of its southern California facilities when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer(s) by picketing such Retailer(s) but not the other Retailer(s), violate California's Cartwright Act and the Unfair Competition Law. The lawsuit sought unspecified monetary damages and injunctive relief. This lawsuit was dismissed on April 21, 2004.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the Labor Dispute Agreements violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Company filed its answer on February 24, 2004. The Company has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In March 2004 a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar, et al. v. Albertsons) by grocery managers seeking recovery including overtime pay based upon plaintiffs' allegation that they were improperly classified as exempt under California law. This case is currently in discovery; however the Company has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On December 5, 2003, the Board of Directors reauthorized a program authorizing management, at its discretion, to purchase and retire up to $500 of the Company's common stock through December 31, 2004. No shares of common stock have been repurchased through April 29, 2004 under this program. The Company may continue, or from time to time suspend, purchasing shares under its stock purchase program.

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

          15   Letter re: Unaudited Interim Financial Statements

          31.1 Certification   of   CEO   Pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act of 2002

          31.2 Certification   of   CFO   Pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act of 2002

          32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b. The following reports on Form 8-K were filed or furnished during the 13 week period ended April 29, 2004:

          Current report on Form 8-K dated March 9, 2004  furnished  pursuant to
          Item 12, Results of Operations and Financial Condition, including the Company's press release which discussed the Company's sales and earnings for the 2003 fourth quarter and full fiscal year.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALBERTSON'S, INC.
                       ---------------------------------------------------------
                                               (Registrant)



Date: June 4, 2004                          /S/ Felicia D. Thornton
                                            ------------------------------------
                                            Felicia D. Thornton
                                            Executive Vice President
                                             and Chief Financial Officer