Form 10-Q
period 2004-07-29
ALBERTSONS INC /DE/
filed 2004-09-03
CIK 3333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the 13 Weeks Ended: July 29, 2004	Commission File Number: 1-6187

ALBERTSON’S, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-0184434

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho	83726

(Address of principal executive offices)	(Zip Code)

(208) 395-6200

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

     The number of shares of the registrant’s common stock, $1.00 par value, outstanding at August 30, 2004 was 368,022,608.

ALBERTSON’S INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED EARNINGS STATEMENTS
(in millions, except per share data)
(unaudited)

	13 weeks ended
	July 29,	July 31,
	2004	2003
Sales	$10,194	$8,974
Cost of sales	7,315	6,339

Gross profit	2,879	2,635
Selling, general and administrative expenses	2,549	2,273
Restructuring credits	(1)	(7)

Operating profit	331	369
Other expenses (income):
Interest, net	132	105
Other, net	(1)	—

Earnings from continuing operations before income taxes	200	264
Income tax expense	75	102

Earnings from continuing operations	125	162
Discontinued operations:
Operating loss	(9)	—
Loss on disposal	(25)	—
Income tax benefit	13	—

Loss from discontinued operations	(21)	—

Net earnings	$104	$162

Earnings (loss) per share:
Basic
Continuing operations	$0.34	$0.44
Discontinued operations	(0.06)	—

Net earnings	$0.28	$0.44

Diluted
Continuing operations	$0.34	$0.44
Discontinued operations	(0.06)	—

Net earnings	$0.28	$0.44

Weighted average common shares outstanding:
Basic	369	368
Diluted	371	368

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED EARNINGS STATEMENTS
(in millions, except per share data)
(unaudited)

	26 weeks ended
	July 29,	July 31,
	2004	2003
Sales	$18,831	$17,832
Cost of sales	13,517	12,672

Gross profit	5,314	5,160
Selling, general and administrative expenses	4,791	4,423
Restructuring credits	(1)	(15)

Operating profit	524	752
Other expenses (income):
Interest, net	235	208
Other, net	—	(1)

Earnings from continuing operations before income taxes	289	545
Income tax expense	108	210

Earnings from continuing operations	181	335
Discontinued operations:
Operating loss	(10)	(2)
Loss on disposal	(55)	—
Income tax benefit	24	1

Loss from discontinued operations	(41)	(1)

Net earnings	$140	$334

Earnings (loss) per share:
Basic
Continuing operations	$0.49	$0.90
Discontinued operations	(0.11)	—

Net earnings	$0.38	$0.90

Diluted
Continuing operations	$0.49	$0.90
Discontinued operations	(0.11)	—

Net earnings	$0.38	$0.90

Weighted average common shares outstanding:
Basic	369	371
Diluted	371	371

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value data)
(unaudited)

	July 29,	January 29,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$20	$289
Accounts and notes receivable, net	716	683
Inventories	3,194	3,035
Assets held for sale	86	69
Prepaid and other	217	343

Total Current Assets	4,233	4,419
Land, buildings and equipment (net of accumulated depreciation and amortization of $7,268 and $6,845, respectively)	10,418	9,145
Goodwill	2,239	1,400
Intangibles, net	884	130
Other assets	341	300

Total Assets	$18,115	$15,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,068	$1,774
Salaries and related liabilities	628	659
Self-insurance	244	262
Current maturities of long-term debt and capital lease obligations	535	520
Other current liabilities	572	470

Total Current Liabilities	4,047	3,685
Long-term debt	5,752	4,452
Capital lease obligations	811	352
Self-insurance	627	469
Other long-term liabilities and deferred credits	1,591	1,055
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock - $1.00 par value; authorized - 10 shares; designated – 3 shares of Series A Junior Participating; issued – none	—	—
Common stock - $1.00 par value; authorized - 1,200 shares; issued – 368 shares and 368 shares, respectively	368	368
Capital in excess of par	60	155
Accumulated other comprehensive loss	(109)	(109)
Retained earnings	4,968	4,967

Total Stockholders’ Equity	5,287	5,381

Total Liabilities and Stockholders’ Equity	$18,115	$15,394

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(unaudited)

	26 weeks ended
	July 29,	July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$140	$334
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	522	484
Net deferred income taxes	68	(5)
Discontinued operations non-cash charges	66	—
Other non-cash charges	23	20
Stock-based compensation	11	12
Net loss (gain) on asset disposals	6	(12)
Restructuring credits	—	(14)
Changes in operating assets and liabilities:
Receivables and prepaid expenses	134	71
Inventories	118	(2)
Accounts payable	47	(60)
Other current liabilities	(61)	(36)
Self-insurance	55	54
Unearned income	(10)	(2)
Other long-term liabilities	17	16

Net cash provided by operating activities	1,136	860

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(2,080)	—
Capital expenditures	(467)	(639)
Proceeds from disposal of land, buildings and equipment	54	29
Proceeds from disposal of assets held for sale	27	62
Other	(17)	8

Net cash used in investing activities	(2,483)	(540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Hybrid Income Term Security Units (HITS)	1,150	—
Commercial paper and short-term borrowings and repayments, net	304	—
Payments on long-term borrowings	(213)	(110)
Cash dividends paid	(140)	(141)
Hybrid Income Term Security Units (HITS) financing costs	(33)	—
Proceeds from stock options exercised	10	—
Stock purchases and retirements	—	(108)

Net cash provided by (used in) financing activities	1,078	(359)

Net Decrease in Cash and Cash Equivalents	(269)	(39)
Cash and Cash Equivalents at Beginning of Period	289	162

Cash and Cash Equivalents at End of Period	$20	$123

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
(unaudited)

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Albertson’s, Inc. (“Albertsons” or the “Company”) is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.A. Albertson in 1939. Based on sales, the Company is one of the largest retail food and drug chains in the world.

As of July 29, 2004, the Company operated 2,516 stores in 37 states. The Company also operated 236 fuel centers near existing stores. Retail operations are supported by 20 major Company distribution operations, strategically located in the Company’s operating markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2004 filed with the Securities and Exchange Commission. The results of operations for the 13 and 26 weeks ended July 29, 2004 are not necessarily indicative of results for a full year.

The Company’s Condensed Consolidated Balance Sheet as of January 29, 2004 has been derived from the audited Consolidated Balance Sheet as of that date.

Use of Estimates

The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Inventories

Net earnings reflect the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. Albertsons recorded pre-tax LIFO expense of $1 and $4 for the 13 week periods ended July 29, 2004 and July 31, 2003, respectively, and $7 and $8 for the 26 week periods ended July 29, 2004 and July 31, 2003, respectively.

The amount of vendor funds reducing the Company’s inventory (“inventory offset”) as of July 29, 2004, including those resulting from the Shaw’s acquisition (see Note 3 to the Condensed Consolidated Financial Statements – Shaw’s Acquisition) was $143, an increase of $13 from the end of the first quarter of 2004 and a decrease of $12 from the beginning of 2004. The vendor funds inventory offset as of July 31, 2003 was $131, a decrease of $15 from the end of the first quarter of 2003 and a decrease of $21 from the beginning of 2003. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company’s grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company’s vendor funds in 2003) and by average inventory turnover rates by department for the Company’s remaining inventory.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, expense associated with stock-based compensation is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par value. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure – An Amendment to FASB Statement No. 123”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. If the fair value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net earnings and earnings per share for the periods presented below would have been as follows:

	13 weeks ended		26 weeks ended
	July 29,	July 31,	July 29,	July 31,
	2004	2003	2004	2003
Net Earnings as reported	$104	$162	$140	$334
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	4	4	6	8
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(11)	(12)	(21)	(23)

Pro Forma Net Earnings	$97	$154	$125	$319

Basic Earnings Per Share:
As Reported	$0.28	$0.44	$0.38	$0.90
Pro Forma	0.26	0.42	0.34	0.86

Diluted Earnings Per Share:
As Reported	$0.28	$0.44	$0.38	$0.90
Pro Forma	0.26	0.42	0.34	0.86

The pro forma net earnings resulted from reported net earnings less pro forma after-tax compensation expense. The pro forma effect on net earnings is not representative of the pro forma effect on net earnings in future years. To calculate pro forma stock-based compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003: risk-free interest rate of 3.93% and 2.27%, respectively, expected dividend yield of 3.29% and 3.92%, respectively, expected lives of 6.0 and 5.0 years, respectively, and expected stock price volatility of 38.33% and 40.07%, respectively.

Reclassifications

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current year.

NOTE 2 – NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In November 2003 the Emerging Issues Task Force (“EITF”) confirmed as a consensus EITF Issue No. 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). EITF 03-10 did not impact the Company’s existing accounting and reporting policies for manufacturers’ coupons that can be presented at any retailer that accepts coupons. Under EITF 03-10, vendor coupons that provide for direct reimbursement, are negotiated between the retailer and the vendor and which can only be redeemed at a specific retailer’s store are recorded as a reduction of cost of sales (instead of sales). This modification to the Company’s accounting and reporting policies, adopted in Company’s first quarter of 2004, did not have a material impact on sales or cost of sales.

In December 2003 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits – An Amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132(R)”). This statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company adopted SFAS No. 132(R) in January 2004. The newly required quarterly disclosures are included in Note 7 to the Condensed Consolidated Financial Statements — Employee Benefit Plans.

In May 2004 the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“SFAS No. 106-2”). SFAS No. 106-2 supersedes SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and provides guidance on the accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was signed into law in December 2003. SFAS No. 106-2 is effective beginning in the third fiscal quarter of 2005. The Company is in the process of evaluating the impact, if any, of the Act and SFAS No. 106-2 on the Company.

NOTE 3 – SHAW’S ACQUISITION

On April 30, 2004, the Company acquired all of the outstanding capital stock of the entity which conducted J Sainsbury plc’s U.S. retail grocery store business (“Shaw’s”). The results of Shaw’s operations have been included in the Company’s consolidated financial statements since that date. The operations acquired consist of 206 grocery stores in the New England area operated under the banners of Shaw’s and Star Market. The Company acquired Shaw’s for a variety of reasons, including attractive market share positions, attractive real estate, the opportunity to realize numerous synergies and strong historical financial performance.

The aggregate purchase price was $2,578, which included $2,134 of cash, $441 of assumed debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the proceeds from a subsequent HITS offering (see Note 8 to the Condensed Consolidated Financial Statements - Indebtedness) to repay $1,117 of such commercial paper. The remaining commercial paper outstanding is currently backed by the Company’s existing credit facilities.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These preliminary purchase price allocations are based on a combination of third party valuations and internal analysis and may be adjusted during the allocation period as defined in SFAS No. 141, “Business Combinations”.

April 30,
2004
Current assets	$444
Land, buildings and equipment	1,378
Goodwill	840
Intangible assets	766
Other assets	23

Total assets acquired	3,451

Current liabilities	417
Long-term debt	441
Other liabilities	456

Total liabilities assumed	1,314

Net assets acquired	$2,137

Acquired intangible assets include $399 assigned to trade names not subject to amortization, $325 assigned to favorable operating leases (13-year weighted average useful life), $36 assigned to a customer loyalty program (7-year useful life), $5 assigned to pharmacy prescriptions (7-year useful life), and other assets of $1 (18-year useful life). With the exception of trade names, the remaining intangible assets are amortized on a straight-line basis over their expected useful lives.

As part of the purchase price allocation, the fair values of operating leases were calculated, a portion of which represents favorable operating leases compared with current market conditions and a portion of which represent unfavorable operating leases compared with current market conditions. The favorable leases totaled $325 and are included in Intangible assets. The unfavorable leases totaled $246, have an estimated weighted average life of 18 years and are included in Other liabilities.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. Of the $840 recorded in goodwill, $95 is expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Shaw’s as if the acquisition had occurred on January 30, 2004 and January 31, 2003. Shaw’s fiscal year ended on the Saturday closest to February 28. The unaudited pro forma financial information uses Shaw’s data for the periods corresponding to the Company’s fiscal year end. This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma information does not reflect any potential synergies expected from the combined operations or potential integration costs.

	13 weeks ended	26 weeks ended
	July 31,	July 29,	July 31,
	2003	2004	2003
Sales	$10,123	$19,954	$20,061
Net earnings	189	162	381
Earnings per share:
Basic	$0.51	$0.44	$1.03
Diluted	0.51	0.44	1.02

NOTE 4 – DISCONTINUED OPERATIONS

In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans, Louisiana market, which consisted of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for the 13 and 26 week periods ended July 29, 2004 and July 31, 2003.

In June 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the Omaha, Nebraska market, which consisted of 21 stores. Results of operations for those stores have been reclassified and presented as discontinued operations for the 13 and 26 week periods ended July 29, 2004 and July 31, 2003.

The discontinued operations stores generated sales of $56 and $79 for the 13 week periods ended July 29, 2004 and July 31, 2003, respectively, and $131 and $158 for the 26 week periods ended July 29, 2004 and July 31, 2003, respectively. The loss from discontinued operations of $21 for the 13 week period ended July 29, 2004 consisted of a loss from operations of $9, a write down of fixed assets and lease settlements of $30, gain on disposal of $5 and an income tax benefit of $13. The loss from discontinued operations of $41 for the 26 week period ended July 29, 2004 consisted of a loss from operations of $10, a write down of fixed assets and lease settlements of $60, gain on disposal of $5 and an income tax benefit of $24. The loss from discontinued operations of $1 for the 26 week period ended July 31, 2003 consisted of a loss from operations of $2 and an income tax benefit of $1. A reserve balance of $8 as of July 29, 2004 is included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheet related to lease liability adjustments.

Assets related to discontinued operations are recorded at their estimated fair value, less selling costs, of $44 as of July 29, 2004 and are reported in “Assets held for sale” in the accompanying Condensed Consolidated Balance Sheet. These assets include 11 operating properties and one non-operating property for which definitive agreements for sale have been entered into and thirteen operating properties and two non-operating properties that are being actively marketed.

NOTE 5 – RESERVES FOR 2001 RESTRUCTURING ACTIVITIES, 2002 MARKET EXITS AND CLOSED STORES

In 2001 the Company recorded a pre-tax charge to earnings of $107 primarily for lease settlements and severance costs in connection with the closure of 165 stores and the reduction of overhead functions. As of January 29, 2004, an accrual of $19 remained for these settlements and costs. During the 13 and 26 week periods ended July 29, 2004, the Company paid $1 and $2, respectively, leaving a balance of $17 as of July 29, 2004.

In 2002 the Company recorded a pre-tax charge to earnings of $51 primarily for lease settlements and severance costs in connection with the exit from four underperforming markets. As of January 29, 2004, an accrual of $8 remained for these settlements and costs. During the 13 and 26 week periods ended July 29, 2004, the Company recorded additional reserves of $1 and $1 and paid $0 and $2, respectively, leaving a balance of $7 as of July 29, 2004.

As of January 29, 2004, the Company had an accrual of $20 for closed store lease termination costs. During the 13 and 26 week periods ended July 29, 2004, the Company recorded additional reserves of $2 and $6, had favorable lease termination settlements of $0 and $3 and paid $2 and $3, respectively, leaving a balance of $20 as of July 29, 2004.

NOTE 6 – INTANGIBLES

The carrying amount of intangibles was as follows:

	July 29,	January 29,
	2004	2004
Amortizing:
Favorable acquired operating leases	$539	$221
Customer lists, loyalty cards and other contracts	106	56

	645	277
Accumulated amortization	(199)	(186)

	446	91
Non-Amortizing:
Trade names	399	—
Liquor licenses

	438	39

	$884	$130

Amortizing intangible assets have remaining useful lives from 2 to 38 years. Projected amortization expense for existing intangible assets is $38, $38, $32, $31, and $31 for 2004, 2005, 2006, 2007, and 2008, respectively.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following represents the components of net periodic pension and postretirement benefit costs in accordance with SFAS No. 132(R) (see Note 2 to the Condensed Consolidated Financial Statements – New and Recently Adopted Accounting Standards):

	Pension Benefits		Other Benefits
	13 weeks ended		13 weeks ended
	July 29,	July 31,	July 29,	July 31,
	2004	2003	2004	2003
Service cost – benefits earned during the period	$7	$3	$—	$1
Interest cost on projected benefit obligations	15	10	—	1
Expected return on assets	(15)	(8)	—	—
Amortization of prior service cost (credit)	(2)	(2)	—	—
Recognized net actuarial loss	4	6	—	—
Curtailment gain	—	—	—	—

Net periodic benefit expense	$9	$9	$—	$2

	Pension Benefits		Other Benefits
	26 weeks ended		26 weeks ended
	July 29,	July 31,	July 29,	July 31,
	2004	2003	2004	2003
Service cost – benefits earned during the period	$11	$7	$—	$1
Interest cost on projected benefit obligations	26	20	1	2
Expected return on assets	(26)	(16)	—	—
Amortization of prior service cost (credit)	(3)	(3)	—	1
Recognized net actuarial loss	8	11	—	—
Curtailment gain	—	(7)	—	—

Net periodic benefit expense	$16	$12	$1	$4

In April 2004 the President of the United States signed new pension relief legislation that allows companies to use a corporate bond index rate specified by the U.S. Treasury Department for purposes of calculating required minimum contributions. Under the new legislation, the Company’s estimated required minimum contributions for 2004 remained unchanged from January 29, 2004, at $65, excluding the defined benefit plans at Shaw’s. The Company expects to contribute this amount during the remainder of 2004. The Company’s required minimum contributions for the Shaw’s defined benefit plans are expected to be $21 during the remainder of 2004.

NOTE 8 – INDEBTEDNESS

Revolving Credit Facilities

At July 29, 2004, the Company had three revolving credit facilities totaling $1,400. The first agreement, a 364-Day revolving credit facility with total availability of $400, will expire in June 2005. The second agreement, a five-year facility for $900, expires in June 2009. The third agreement, a five-year facility for $100, expires in July 2009. The 364-Day credit agreement contains an option which would allow the Company, upon due notice, to convert any outstanding amount at the expiration date to a term loan. The Company’s commercial paper program is backed by these credit facilities. All of the agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.5 to 1 through April 30, 2005, 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007 and 4.0 to 1 thereafter. As of July 29, 2004, the Company was in compliance with these requirements. The Company had $304 in commercial paper borrowings outstanding at July 29, 2004, and no outstanding commercial paper borrowings outstanding at January 29, 2004.

Hybrid Income Term Security Units (“HITS”) Offering

In May 2004 the Company completed a public offering of 40,000,000 of 7.25% Hybrid Income Term Security Units (“HITS” or “Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an overallotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of the Company’s senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The senior notes are scheduled to mature in February 2009 and bear interest at a rate of 3.75% per year. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars.

Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of twenty-five dollars in cash, shares of the Company’s common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date, subject to anti-dilution adjustments. If the average closing price is equal to or greater than $28.82 per share, the settlement rate will be 0.8675 shares of common stock. If the average closing price is less than $28.82 per share but greater than $23.06 per share, the settlement rate is equal to twenty-five dollars divided by the average closing price of the Company’s common stock. If the average closing price is less than $23.06 per share, the settlement rate will be 1.0841 shares of common stock. The holders of Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date. Prior to the Purchase Contract Settlement Date, the senior notes will be remarketed. If the remarketing is successful, the interest rate on the senior notes will increase to a rate selected by the remarketing agent, and the maturity of the senior notes will be extended to a date selected by the Company that is either two or three years from the date such interest rate is increased. If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the Corporate Units will have the option of putting their senior notes to the Company to satisfy their obligations under the purchase contracts.

The purchase contracts are forward transactions in the Company’s common stock. Upon issuance, a liability for the present value of the purchase contract adjustment payments of $114 was recorded as a reduction (charge) to stockholders’ equity, with an offsetting increase (credit) to other long-term liabilities and current liabilities. Subsequent contract adjustment payments will reduce this liability. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite number of shares of common stock. The stated amount received will be recorded as an increase (credit) to stockholders’ equity.

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

NOTE 9 – CONTINGENCIES

Lawsuits, Claims and Other Legal Matters

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson’s, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs’ allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers’ compensation costs, cash shortages, premises liability and “shrink” losses in violation of California law. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated (“Gardner/Petersen case”) and in August 2002 a class action with respect to the consolidated case was certified by the court. On May 26, 2004 Albertsons and the plaintiffs entered into an agreement in principle to settle the consolidated Gardner/Petersen case. The Company is now working to resolve disagreements with the plaintiffs incident to arriving at a definitive settlement agreement. The final settlement agreement will need the approval of the court. Based on the information presently available to the Company, management does not expect that the payments under this settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The California Supreme Court on August 26, 2004, reversed the appellate court’s decision. The Company continues to believe it has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In September 2000 an agreement was reached and court approval granted to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms had been returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. During the quarter ended July 29, 2004, there was a supplemental mailing and in-store posting directed toward a narrow subset of these current and former associates. At quarter-end, the Company had not been advised by the settlement administrator of the number of claims returned by these individuals. Prior to the second quarter of 2004, and distinct from this supplemental claims process, a second claim process was ordered by the Court, but the Company is still waiting for final instructions from the Court. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2004 a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar, et al. v. Albertson’s, Inc.) by grocery managers seeking recovery including overtime pay based upon plaintiffs’ allegation that they were improperly classified as exempt under California law. In July 2004 a similar case was filed against Albertsons in the same court (Victoria A. Moore, et al. v. Albertson’s, Inc.). These cases are currently in discovery; however the Company has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE

	13 weeks ended
	July 29, 2004		July 31, 2003
	Basic	Diluted	Basic	Diluted
Earnings (loss) from:
Continuing operations	$125	$125	$162	$162
Discontinued operations	(21)	(21)	—	—

Net earnings	$104	$104	$162	$162

Weighted average common shares outstanding	369	369	368	368

Potential common share equivalents		2		—

Weighted average shares outstanding		371		368

Earnings (loss) per common share and common share equivalents:
Continuing operations	$0.34	$0.34	$0.44	$0.44
Discontinued operations	(0.06)	(0.06)	—	—

Net earnings	$0.28	$0.28	$0.44	$0.44

Calculation of potential common share equivalents:
Options to purchase potential common shares		19		3
Potential common shares assumed purchased with potential proceeds		(17)		(3)

Potential common share equivalents		2		—

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares		$418		$48
Common stock price used under treasury stock method		$24.30		$19.84

Potential common shares assumed purchased with potential proceeds		17		3

	26 weeks ended
	July 29, 2004		July 31, 2003
	Basic	Diluted	Basic	Diluted
Earnings (loss) from:
Continuing operations	$181	$181	$335	$335
Discontinued operations	(41)	(41)	(1)	(1)

Net earnings	$140	$140	$334	$334

Weighted average common shares outstanding	369	369	371	371

Potential common share equivalents		2		—

Weighted average shares outstanding		371		371

Earnings (loss) per common share and common share equivalents:
Continuing operations	$0.49	$0.49	$0.90	$0.90
Discontinued operations	(0.11)	(0.11)	—	—

Net earnings	$0.38	$0.38	$0.90	$0.90

Calculation of potential common share equivalents:
Options to purchase potential common shares		20		3
Potential common shares assumed purchased with potential proceeds		(18)		(3)

Potential common share equivalents		2		—

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares		$419		$48
Common stock price used under treasury stock method		$23.74		$19.58

Potential common shares assumed purchased with potential proceeds		18		3

Outstanding options excluded for the 13 week periods ended July 29, 2004 and July 31, 2003, because the option price exceeded the average market price during the period, amounted to 17.2 million shares and 29.7 million shares, respectively. Outstanding options excluded for the 26 week periods ended July 29, 2004 and July 31, 2003 amounted to 17.5 million shares and 29.9 million shares, respectively. Forward contracts to purchase 46.6 million shares of common stock were outstanding during the 13 and 26 week periods ended July 29, 2004, but were excluded because the securities were not dilutive under the treasury stock method. These forward contracts are related to the Company’s HITS (see Note 8 to the Condensed Consolidated Financial Statements - Indebtedness).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Albertson’s, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Albertson’s, Inc. and subsidiaries (“Albertsons”) as of July 29, 2004, and the related condensed consolidated earnings statements and cash flow statements for the thirteen and twenty-six week periods ended July 29, 2004 and July 31, 2003. These interim financial statements are the responsibility of Albertsons management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Albertsons as of January 29, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flow for the year then ended (not presented herein); and in our report dated March 25, 2004, we expressed an unqualified opinion and included explanatory paragraphs related to changes in the methods of accounting for goodwill, closed stores and vendor funds, and to the agreement to purchase all of the outstanding capital stock of JS USA Holdings Inc. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Boise, Idaho
August 30, 2004

ALBERTSON’S, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of operations for the 13 and 26 week periods ended July 29, 2004 were favorably impacted by the acquisition of J Sainsbury plc’s U.S. retail grocery store business (“Shaw’s”) on April 30, 2004. Sales for the 13 and 26 week periods ended July 29, 2004 increased due to the addition of 206 stores acquired in the transaction. The results of operations for the 13 and 26 week periods ended July 29, 2004 have been concurrently unfavorably impacted by the continuing effect of the recent labor dispute in southern California (the “Labor Dispute”). Although the Labor Dispute ended with the ratification of new collective bargaining agreements on February 28, 2004, the impact on operating results extended through the second quarter of 2004 and continues to impact operating results. Sales and margins in the Company’s southern California combination food and drug and conventional food stores decreased for the 13 and 26 week periods ended July 29, 2004 as compared to the 13 and 26 week periods ended July 31, 2003. The Company also incurred additional costs as part of the Labor Dispute settlement and is continuing to make significant investments to win back and acquire customers in southern California in the form of pricing promotions and advertising. These impacts were partially offset by reduced labor expenses in the affected stores during the Labor Dispute and the benefit from certain multi-employer bargaining agreements, all of which are discussed more fully below.

Shaw’s Acquisition

On April 30, 2004, the Company acquired all of the outstanding capital stock of Shaw’s. The operations acquired consist of 206 grocery stores in the New England area operated under the banners of Shaw’s and Star Market. The Company acquired Shaw’s for a variety of reasons, including attractive market share positions, attractive real estate, the opportunity to realize numerous synergies and strong historical financial performance.

The aggregate purchase price was $2,578, which included $2,134 of cash, $441 of assumed debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the proceeds from a subsequent Hybrid Income Term Security Units (“HITS”) offering (see Note 8 to the Condensed Consolidated Financial Statements — Indebtedness) to repay $1,117 of such commercial paper. The commercial paper remaining outstanding is currently backed by the Company’s existing credit facilities.

Southern California Labor Dispute

As previously disclosed, in connection with the decision of the Company, The Kroger Co. and Safeway Inc. (the “Retailers”) to engage in multi-employer bargaining with the United Food and Commercial Workers in connection with the Labor Dispute, the Retailers entered into agreements (“Labor Dispute Agreements”) which, among other things, were designed to prevent the union from placing disproportionate pressure on one or more Retailer. The Labor Dispute Agreements provided for payments from any of the Retailers who gained from such disproportionate pressure to any of the Retailers who suffered from such disproportionate pressure. Amounts earned by the Company under the terms of the Labor Dispute Agreements totaled $17, $43 and $3 in the 13 week periods ended April 29, 2004, January 29, 2004 and October 30, 2003, respectively. Amounts earned were recorded as a reduction to selling, general and administrative costs in each of the respective periods and all amounts were collected during the 13 week period ended July 29, 2004.

Results of Operations

13 Week Period Ended July 29, 2004

As noted above, results of operations for the 13 week period ended July 29, 2004 were favorably impacted as a result of the Shaw’s acquisition and unfavorably impacted by the continued effects of the recent Labor Dispute.

Sales were $10,194 and $8,974 for the 13 week periods ended July 29, 2004 and July 31, 2003, respectively. The increase in sales was primarily due to sales from the 206 Shaw’s stores acquired on April 30, 2004 and was partially offset by decreased sales in southern California as a result of the continuing impact of the recent Labor Dispute. Identical store sales decreased 1.5% for the 13 week period ended July 29, 2004 compared to the 13 week period ended July 31, 2003. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales, which uses the same store base as the identical store sales computation except it includes sales at replacement stores, decreased 1.3%. Due to these computation methodologies, the 206 Shaw’s stores are not included in the identical or comparable store sales computation until the second quarter of 2005. Excluding food stores in the Company’s Southern California Division for the 13 week periods ended July 29, 2004 and July 31, 2003, identical store sales were flat and comparable store sales increased 0.2%. Management estimates that overall inflation in products the Company sells was approximately 0.7% in the twelve months ended July 29, 2004 and July 31, 2003, respectively.

The following table reconciles actual identical store sales and comparable store sales to adjusted identical store sales and comparable store sales as presented herein. The Company presents these non-GAAP financial measures because it believes a comparison of actual to adjusted store sales data is useful to investors to communicate management’s belief of the impact of the recent Labor Dispute on trends in sales experienced during the 13 weeks ended July 29, 2004.

	Actual	Labor		Adjusted
	Identical	Dispute		Identical
	Store Sales	Adjustment		Store Sales
13 weeks ended July 29, 2004	$8,649	$(1,215	)(a)	$7,434
13 weeks ended July 31, 2003	8,783	(1,349	)(b)	7,434

Year to year change	(134)			—
13 weeks ended July 31, 2003	8,783			7,434

Identical store sales percentage change	(1.5)%			0.0%

	Actual	Labor		Adjusted
	Comparable	Dispute		Comparable
	Store Sales	Adjustment		Store Sales
13 weeks ended July 29, 2004	$8,751	$(1,227	)(c)	$7,524
13 weeks ended July 31, 2003	8,867	(1,361	)(d)	7,506

Year to year change	(116)			18
13 weeks ended July 31, 2003	8,867			7,506

Comparable store sales percentage change	(1.3)%			0.2%

(a)	Represents the identical Southern California Division food store sales during the 13 weeks ended July 29, 2004.

(b)	Represents the identical Southern California Division food store sales during the 13 weeks ended July 31, 2003.

(c)	Represents the comparable Southern California Division food store sales during the 13 weeks ended July 29, 2004.

(d)	Represents the comparable Southern California Division food store sales during the 13 weeks ended July 31, 2003.

During the 13 week period ended July 29, 2004, the Company acquired 172 combination food and drug stores, 33 conventional stores and one warehouse store as part of the Shaw’s acquisition. It also opened 13 combination food and drug stores, five stand-alone drugstores, one conventional store and six fuel centers, while closing 10 combination food and drug stores, four conventional stores, two stand-alone drugstores and two fuel centers.

Gross profit, as a percentage of sales, for the 13 week period ended July 29, 2004 decreased to 28.3% from 29.4% for the 13 week period ended July 31, 2003. This was a result of decreased sales leverage as a result of the Labor Dispute and continued planned investments in pricing and promotion in key markets and categories to drive sales growth and market share. These investments were partially offset by savings generated from strategic sourcing initiatives, increased pharmacy gross margins as a result of benefits from a supply contract and higher Company-sourced generic substitution and increased sales growth in Our Own Brands (formerly called “private label”) sales growth.

Selling, general and administrative expenses, as a percent of sales, decreased to 25.0% for the 13 week period ended July 29, 2004, as compared to 25.3% for the 13 week period ended July 31, 2003. This decrease was primarily attributable to increased sales leverage as a result of the Shaw’s acquisition. Excluding the operating results of the recently acquired Shaw’s stores, selling, general and administrative expenses as a percent of sales declined for the 13 week period ended July 29, 2004 as compared to the prior year due to decreasing employee benefit costs and workers compensation costs. These decreases were partially offset by increasing depreciation and amortization. Declines in employee benefit costs were the result of a reduction in Company-sponsored health and welfare costs due to the restructuring of the Company’s benefit plans in June 2004 allowing employees the ability to customize their benefit packages which resulted in lower expense, partially offset by unanticipated payments to two northern California UFCW multi-employer health and welfare plans for funding deficits. Additional payments to those health and welfare plans are expected in the third quarter of 2004. Declines in workers compensation costs over the prior year were a result of Company managed initiatives to lower accident frequencies and increased expense in the prior year as a result of a State of California audit of our third party administrator.

Earnings from continuing operations were $125 for the 13 week period ended July 29, 2004 compared to $162 for the 13 week period ended July 31, 2003. This decrease was primarily due to a reduction in identical store sales of 1.5% and a decrease in gross margin as a result of the continuing effects of the Labor Dispute and planned pricing investments.

The Company’s effective tax rate from continuing operations for the 13 week period ended July 29, 2004 was 37.5% as compared to 38.4% for the 13 week period ended July 31, 2003. This decrease was a result of the implementation of tax saving initiatives which resulted in lower estimated federal and state income tax.

Net loss from discontinued operations was $21 for the 13 week period ended July 29, 2004. This loss resulted primarily from the Company’s decision announced in June 2004 to sell, close or otherwise dispose of 21 operating stores in Omaha, Nebraska and partially due to the Company’s announcement to sell, close or otherwise dispose of seven operating stores and three non-operating properties in New Orleans, Louisiana. The loss from discontinued operations of $21 for the 13 week period ended July 29, 2004 consisted of a loss from operations of $9, a non-cash write down of fixed assets and lease settlements of $30 and a gain on disposal of $5, net of an income tax benefit of $13.

Net earnings were $104 or $0.28 per diluted share for the 13 week period ended July 29, 2004, compared to net earnings of $162 or $0.44 per diluted share for the 13 week period ended July 31, 2003. This decline was the result of the decrease in earnings from continuing operations and the loss from discontinued operations as a result of the Company’s decision to exit the New Orleans and Omaha markets.

26 Week Period Ended July 29, 2004

Results of operations for the 26 week period ended July 29, 2004 were favorably impacted as a result of the Shaw’s acquisition and unfavorably impacted by the continued effects of the recent Labor Dispute. Sales for the 26 week period ended July 29, 2004 increased due to the addition of 206 stores acquired in the Shaw’s acquisition, while the residual effects of the recent Labor Dispute resulted in decreased sales in the Company’s southern California combination food and drug and conventional stores and decreased gross margin as a result of decreased volume, increased inventory shrink, sales mix changes and increased distribution costs. Additional costs incurred in connection with the terms of the new collective bargaining agreements included funding a one-time contribution to the union health and welfare fund of $36 and strike ratification bonus payments of $10. These amounts were charged to earnings in the 13 week period ended April 29, 2004.

Sales were $18,831 and $17,832 for the 26 week periods ended July 29, 2004 and July 31, 2003, respectively. The increase in sales was due to the Shaw’s acquisition, partially offset by decreased sales in southern California as a result of the continuing impact of the recent Labor Dispute. Identical store sales decreased 2.7% for the 26 week period ended July 29, 2004 compared to the 26 week period ended July 31, 2003. Comparable store sales decreased 2.4%. The 206 stores acquired from Shaw’s are not included in the year-to-date identical or comparable store sales computations and will not be included in the annual computation until fiscal year 2006. Excluding food stores in the Company’s Southern California Division for the 26 week periods ended July 29, 2004 and July 31, 2003, identical store sales increased 0.1% and comparable store sales increased 0.5%. Management estimates that overall inflation in products the Company sells was approximately 0.7% in the twelve months ended July 29, 2004 and July 31, 2003, respectively.

The following table reconciles actual identical store sales and comparable store sales to adjusted identical store sales and comparable store sales as presented herein. The Company presents these non-GAAP financial measures because it believes a comparison of actual to adjusted store sales data is useful to investors to communicate management’s belief of the impact of the Labor Dispute on trends in sales experienced during the 26 weeks ended July 29, 2004, including the portion of the period the Labor Dispute was ongoing and the weeks following its resolution.

	Actual	Labor		Adjusted
	Identical	Dispute		Identical
	Store Sales	Adjustment		Store Sales
26 weeks ended July 29, 2004	$16,787	$(2,152	)(a)	$14,635
26 weeks ended July 31, 2003	17,254	(2,634	)(b)	14,620

Year to year change	(467)			15
26 weeks ended July 31, 2003	17,254			14,620

Identical store sales percentage change	(2.7)%			0.1%

	Actual	Labor		Adjusted
	Comparable	Dispute		Comparable
	Store Sales	Adjustment		Store Sales
26 weeks ended July 29, 2004	$17,023	$(2,169	)(c)	$14,854
26 weeks ended July 31, 2003	17,439	(2,656	)(d)	14,783

Year to year change	(416)			71
26 weeks ended July 31, 2003	17,439			14,783

Comparable store sales percentage change	(2.4)%			0.5%

(a)	Represents the identical Southern California Division food store sales during the 26 weeks ended July 29, 2004.

(b)	Represents the identical Southern California Division food store sales during the 26 weeks ended July 31, 2003.

(c)	Represents the comparable Southern California Division food store sales during the 26 weeks ended July 29, 2004.

(d)	Represents the comparable Southern California Division food store sales during the 26 weeks ended July 31, 2003.

During the 26 week period ended July 29, 2004, the Company acquired 172 combination food and drug stores, 33 conventional stores and one warehouse store as part of the Shaw’s acquisition. It also opened 32 combination food and drug stores, eight stand-alone drugstores, one conventional store and 10 fuel centers, while closing 16 combination food and drug stores, 10 conventional stores, eight stand-alone drugstores, two warehouse stores and two fuel centers.

Gross profit, as a percentage of sales, for the 26 week period ended July 29, 2004 decreased to 28.2% from 28.9% for the 26 week period ended July 31, 2003. This was a result of decreased sales leverage as a result of the Labor Dispute and continued planned investments in pricing and promotion in key markets and categories to drive sales growth and market share. These investments were partially offset by savings generated from strategic sourcing initiatives, increased pharmacy gross margins as a result of benefits from a supply contract and higher Company-sourced generic substitution and increased sales growth in Our Own Brands (formerly called “private label”).

Selling, general and administrative expenses, as a percent of sales, increased to 25.4% for the 26 week period ended July 29, 2004, as compared to 24.8% for the 26 week period ended July 31, 2003. This increase was primarily attributable to lack of sales leverage as a result of the Labor Dispute, higher depreciation costs associated with continued investment in infrastructure, particularly in information technology, increased employee compensation and benefits costs primarily as the result of a one-time contribution to the union health and welfare fund of $36 and strike ratification bonus payments of $10 paid under the terms of the new collective bargaining agreements in southern California, and increased legal costs related to pending litigation in California but unrelated to the Labor Dispute. These amounts were partially offset by amounts earned under the Labor Dispute Agreements and increased sales leverage from the acquisition of Shaw’s.

Restructuring credits during the 26 week period ended July 31, 2003 of $15 were primarily related to gains on disposition of assets and an adjustment for a pension curtailment related to the Company’s restructuring activities in 2001.

Earnings from continuing operations were $181 for the 26 week period ended July 29, 2004 compared to $335 for the 26 week period ended July 31, 2003. This decrease was primarily due to a reduction in identical store sales of 2.7% and a decrease in gross margin as a result of the Labor Dispute, higher depreciation, increased employee salaries and benefits costs primarily as the result of a one-time contribution to the union health and welfare fund of $36 and strike ratification bonus payments of $10 paid under the terms of the new collective bargaining agreements in southern California and increased legal costs related to California but unrelated to the Labor Dispute.

The Company’s effective tax rate from continuing operations for the 26 week period ended July 29, 2004 was 37.5% as compared to 38.4% for the 26 week period ended July 31, 2003. This decrease was a result of the implementation of tax saving initiatives which resulted in lower estimated federal and state income tax.

Net loss from discontinued operations was $41 for the 26 week period ended July 29, 2004. This loss resulted from the Company’s decision announced in June 2004 and April 2004 to sell, close or otherwise dispose of 28 operating stores and three non-operating properties in the Omaha, Nebraska and New Orleans, Louisiana markets. The loss from discontinued operations of $41 for the 26 week period ended July 29, 2004 consisted of a loss from operations of $10, a write down of fixed assets and lease settlements of $60, and a gain on disposal of $5, net of an income tax benefit of $24.

Net earnings were $140 or $0.38 per diluted share for the 26 week period ended July 29, 2004, compared to net earnings of $334 or $0.90 per diluted share for the 26 week period ended July 31, 2003. This decline was the result of the decrease in earnings from continuing operations and the loss from discontinued operations as a result of the Company’s decision to exit the New Orleans and Omaha markets.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2004.

Liquidity and Capital Resources

Cash provided by operating activities during the 26 week period ended July 29, 2004 was $1,136, compared to $860 for the same period in the prior year. The increase in cash provided by operations in the first two quarters of 2004 as compared to 2003 was due primarily to implementation of strategic initiatives to lower inventories, higher levels of accounts payable due to increased purchases in southern California as a result of resolution of the Labor Dispute, collection of amounts earned under the Labor Dispute Agreements and a reduction in the Company tax accounts due to lower earnings and implementation of tax planning initiatives in 2003 and 2004.

Cash flow used in investing activities during the 26 week period ended July 29, 2004 increased to $2,483 compared to $540 for the 26 week period ended July 31, 2003. This increase was primarily the result of the $2,080 paid to acquire Shaw’s, partially offset by lower capital expenditures in 2004. The Company is continuing to implement its 2004 capital expenditure plan, which includes outlays for new stores, store remodels and information technology. The Company’s capital expenditure budget for 2004 is approximately $1,600, including $300 for the recently acquired Shaw’s operations, and includes approximately $165 in new capital and operating leases.

Cash flows provided by financing activities during the 26 week period ended July 29, 2004 were $1,078 as compared to cash flows used in financing activities of $359 during the 26 week period ended July 31, 2003. The change is due to proceeds from the HITS and short-term borrowings during the 26 week period ended July 29, 2004 in connection with the acquisition of Shaw’s on April 30, 2004 as compared to cash used for the purchase and retirement of the Company’s common stock in the 26 week period ended July 31, 2003.

The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. At July 29, 2004, the Company had three revolving credit facilities totaling $1,400. The first agreement, a 364-Day revolving credit facility with total availability of $400, will expire in June 2005. The second agreement, a five-year facility for $900, expires in June 2009. The third agreement, a five-year facility for $100, expires in July 2009. The 364-Day credit agreement contains an option which would allow the Company, upon due notice, to convert any outstanding amount at the expiration date to a term loan. The Company’s commercial paper program is backed by these credit facilities. All of the agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.5 to 1 through April 30, 2005, 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007 and 4.0 to 1 thereafter. As of July 29, 2004, the Company was in compliance with these requirements. The Company had $304 in commercial paper borrowings outstanding at July 29, 2004, and no outstanding commercial paper borrowings outstanding at January 29, 2004.

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 (“2001 Registration Statement”), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of Albertsons common stock. As of July 29, 2004, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.

The Company filed a registration statement with the Securities and Exchange Commission, which became effective on March 29, 2004 (“2004 Registration Statement”), to authorize the issuance of $1,150 in Hybrid Income Term Security Units (“HITS”) (see Note 8 to the Condensed Consolidated Financial Statements – Indebtedness). On May 7, 2004, the Company issued $1,000 of HITS under the 2004 Registration Statement and used the net proceeds of $971 to reduce a portion of the outstanding commercial paper borrowings incurred in connection with the Shaw’s acquisition. On June 2, 2004, the underwriters purchased an additional $150 of HITS, pursuant to an overallotment option, yielding net proceeds of $146, which were used to further reduce outstanding commercial paper borrowings.

In the first quarter of 2003, the Company repurchased 5.3 million shares of its common stock for a total expenditure of $108 at an average price of $20.26 per share. On December 5, 2003, the Board of Directors reauthorized a program authorizing management, at its discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2004. No shares of common stock were repurchased during the 26 weeks ended July 29, 2004. The Company may continue, or from time to time suspend, purchasing shares under its stock purchase program.

Contractual Obligations, Commercial Commitments and Guarantees

Contractual Obligations

The Company enters into a variety of legally binding obligations and commitments in the normal course of its business. The table below presents the Company’s long-term contractual obligations and commitments which are considered to represent known future cash payments that the Company will be required to make under existing contractual arrangements. Some amounts are based on management’s estimates and assumptions and amounts actually paid may vary from those reflected in the table.

Contractual Obligation		Payments Due By Period
		2004			2009 and
	Total	Remaining	2005 - 2006	2007 - 2008	Thereafter
Long-term debt, including current portion (1)	$6,264	$307	$232	$75	$5,650
Capital lease obligations (2)	1,909	89	211	210	1,399
Operating leases (2)	4,754	423	778	668	2,885
Purchase obligations (3)
Utilities (4)	194	94	100	—	—
Contracts for purchase of property and construction of buildings	150	109	41	—	—
Transportation contracts	492	101	216	175	—
Other
Self insurance liability	871	246	353	123	149
Compensation and benefits	551	50	99	30	372
Other long-term liabilities	5	4	1	—	—

Total contractual cash obligations	$15,190	$1,423	$2,031	$1,281	$10,455

(1)	The Company has medium-term notes and debentures that contain put options that would require the Company to repay borrowed amounts prior to maturity. Medium-term notes of $30 and $50 mature in July 2027 and April 2028, respectively, and have put options exercisable in July 2007 and April 2008, respectively. Debentures in the amount of $200 mature in May 2037 and have a put option exercisable in May 2009. For the purpose of the table above, payments of these obligations are assumed to occur at maturity.

(2)	Represents the minimum rents payable and includes leases associated with closed stores accrued for under the Company’s restructuring and closed store reserves. Amounts are not offset by expected sublease income.

(3)	In addition to the contracts noted in this table, the Company enters into supply contracts to purchase products for resale in the ordinary course of business. This category of contracts covers a broad spectrum of products and sometimes includes specific merchandising obligations relative to those products. These supply contracts typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Although there are a significant number of these contracts, they are typically cancelable upon return of unearned allowances and therefore no amounts have been included above.

(4)	The Company has entered into supply contracts to purchase specified quantities of electricity and natural gas that have terms through 2006. The amounts included in the table reflect projected purchases based on historical usage and contracted rates.

Commercial Commitments

The Company had outstanding letters of credit of $110 as of July 29, 2004, all of which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company’s credit facilities. Of the $110 outstanding at July 29, 2004, $91 were standby letters of credit covering primarily workers’ compensation or performance obligations. The remaining $19 were commercial letters of credit supporting the Company’s merchandise import program. The Company paid issuance fees that varied, depending on type, up to 0.90% of the outstanding balance of the letter of credit.

Guarantees

The Company provides guarantees, indemnification and assurances to others in the ordinary course of its business. The Company has evaluated its agreements that contain guarantees and indemnification clauses in accordance with the guidance of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

The Company is contingently liable for certain operating leases that were assigned to third parties in connection with various store closures and dispositions. If any of these third parties fails to perform its obligations under the lease, the Company could be responsible for the lease obligations. In 2003, the Company was notified that certain of these third parties had become insolvent and were seeking bankruptcy protection. At January 29, 2004, approximately 26 store leases for which the Company is contingently liable were subject to the bankruptcy proceedings of such third parties and 22 of those had been rejected by the applicable third party. The Company recorded pre-tax charges of $20 in fiscal year 2003, which represents the remaining minimum lease payments and other payment obligations under the 22 rejected leases, less estimated sublease income and discounted at the Company’s credit-adjusted risk-free interest rate. As of July 29, 2004, approximately 23 store leases remained for which the Company is contingently liable. Of those 23, 17 have been rejected by the applicable third party and there has been no material change in the estimated contingent liability. As of July 29, 2004, the Company had remaining guarantees on approximately 198 stores with leases extending through 2027. Assuming that each respective purchaser became insolvent, an event the Company believes to be remote because of the wide dispersion among third parties and the variety of remedies available, the minimum future undiscounted payments, exclusive of any potential sublease income, are $249.

The Company enters into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnities, tax indemnities, indemnities against third party claims arising out of arrangements to provide services to Albertsons and indemnities in merger and acquisition agreements. It is difficult to quantify the maximum potential liability under these indemnification arrangements; however, at July 29, 2004 the Company was not aware of any material liabilities arising from these indemnification arrangements.

Off-Balance Sheet Arrangements

At July 29, 2004, the Company had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that were accounted for under the equity method at July 29, 2004, had no liabilities associated with them that were guaranteed by or that would be considered material to Albertsons. Accordingly, the Company does not have any off-balance sheet arrangements with unconsolidated entities.

Related Party Transactions

There were no material related party transactions during the 13 or 26 week periods ended July 29, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2004.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of July 29, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

On April 30, 2004 the Company completed the Shaw’s acquisition. Based on management’s evaluation, this acquisition and the integration of the Shaw’s system of internal controls with that of the Company will not negatively affect the design or operation of the Company’s overall internal control over financial reporting.

Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company’s expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties. These statements may relate to, among other things: non-GAAP financial measures included in this report; statements of expectation regarding the results of operations had the Labor Dispute not occurred; investing to increase sales; changes in cash flow; increases in general liability costs, workers compensation costs and employee benefit costs; attainment of cost reduction goals; impacts of the Labor Dispute; impacts of the completion of the acquisition of Shaw’s; achieving sales increases and increases in comparable and identical sales; opening and remodeling stores; and the Company’s five strategic imperatives. These statements are indicated by words or phrases such as “expects,” “plans,” “believes,” “estimate,” and “goal”. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); labor negotiations; adverse determinations with respect to litigation or other claims (including environmental matters); employee benefit costs; the Company’s ability to recruit, retain and develop employees; the Company’s ability to develop new stores or complete remodels as rapidly as planned; the Company’s ability to implement new technology successfully; stability of product costs; the Company’s ability to integrate the operations of and realize synergies from acquired or merged companies, including Shaw’s; the Company’s ability to execute its restructuring plans; the Company’s ability to achieve its five strategic imperatives; and other factors affecting the Company’s business in or beyond the Company’s control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; the continued safety of the products the Company sells; changes in the general economy; and changes in interest rates.

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

Item 1. Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. The following significant matters, each of which was previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2004, saw developments during the second quarter of 2004.

In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson’s, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs’ allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers’ compensation costs, cash shortages, premises liability and “shrink” losses in violation of California law. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated (“Gardner/Petersen case”) and in August 2002 a class action with respect to the consolidated case was certified by the court. On May 26, 2004 Albertsons and the plaintiffs entered into an agreement in principle to settle the consolidated Gardner/Petersen case. The Company is now working to resolve disagreements with the plaintiffs incident to arriving at a definitive settlement agreement. The final settlement agreement will need the approval of the court. Based on the information presently available to the Company, management does not expect that the payments under this settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. The California Supreme Court on August 26, 2004, reversed the appellate court’s decision. The Company continues to believe it has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In September 2000 an agreement was reached and court approval granted to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms had been returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. During the quarter ended July 29, 2004, there was a supplemental mailing and in-store posting directed toward a narrow subset of these current and former associates. At quarter-end, the Company had not been advised by the settlement administrator of the number of claims returned by these individuals. Prior to the second quarter of 2004, and distinct from this supplemental claims process, a second claim process was ordered by the Court, but the Company is still waiting for final instructions from the Court. The Company is presently unable to determine the number of individuals who may ultimately submit valid claims or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2004 a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar, et al. v. Albertson's, Inc.) by grocery managers seeking recovery including overtime pay based upon plaintiffs’ allegation that they were improperly classified as exempt under California law. In July 2004 a similar case was filed against Albertsons in the same court (Victoria A. Moore, et al. v. Albertson's, Inc.). These cases are currently in discovery; however the Company has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Information concerning our stock repurchases during the 26 weeks ended July 29, 2004 (dollars in millions except per share data):

Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum Number
			Total Number Of	(Or Approximate
			Shares (Or	Dollar Value) Of
	(a)		Units) Purchased	Shares (Or Units)
	Total Number	(b)	As Part Of	That May Yet Be
	of Shares (Or	Average Price	Publicly	Purchased Under
	Units)	Paid Per Share	Announced Plans	The Plans Or
Period	Purchased	(Or Unit)	Or Programs (1)	Programs
February 1 – February 29, 2004	265 (2)	$23.13	—	$500
March 1 – March 31, 2004	4,120 (2)	24.34	—	500
April 1 – April 30, 2004	—	—	—	500
May 1 – May 31, 2004	—	—	—	500
June 1 – June 30, 2004	—	—	—	500
July 1 – July 29, 2004	212 (2)	25.76	—	500

(1)	On December 5, 2003, the Board of Directors reauthorized a program authorizing management, at its discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2004. No shares of common stock have been repurchased through July 29, 2004 under this program.

(2)	Represents shares surrendered or deemed surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of stock units under employee stock based compensation plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 10, 2004, and transacted the following business:

1)	Election of Class III Directors (term expiring in 2007):

Nominee	Votes For	Votes Withheld
Pamela G. Bailey	302,929,091	32,212,534
Teresa Beck	271,680,974	63,460,651
Beth M. Pritchard	317,389,905	17,751,721

Continuing Class I Directors (term expiring in 2005):
Henry I. Bryant
Bonnie G. Hill
Lawrence R. Johnston

Continuing Class II Directors (term expiring in 2006):
A. Gary Ames
Paul I. Corddry
Jon C. Madonna
Beatriz Rivera

2)	Ratification of Appointment of Independent Auditors:

Votes For	Votes Against	Abstentions
331,097,966	2,058,461	1,985,198

3)	Approval of the Albertson’s, Inc. 2004 Equity and Performance Incentive Plan:

Votes For	Votes Against	Abstentions
245,531,180	42,758,678	2,687,183

4)	Shareholder proposal recommending a majority vote for Director elections:

Votes For	Votes Against	Abstentions
51,192,540	236,145,942	3,640,559

5)	Shareholder proposal for simple majority voting requirements:

Votes For	Votes Against	Abstentions
195,690,044	91,969,815	3,317,482

6)	Shareholder proposal regarding shareholder approval of certain executive severance agreements:

Votes For	Votes Against	Abstentions
161,260,268	126,360,154	3,356,919

7)	Shareholder proposal to recommend declassifying the Board:

Votes For	Votes Against	Abstentions
194,039,427	93,052,299	3,885,615

Item 5. Other Information

None.

Item 6. Exhibits

4.4	Form of Corporate Unit is incorporated herein by reference to Exhibit 4.3 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the Commission on April 28, 2004

4.5	Form of Treasury Unit is incorporated herein by reference to Exhibit 4.4 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the Commission on April 28, 2004

4.6	Form of Senior Note is incorporated herein by reference to Exhibit 4.5 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the Commission on April 28, 2004

4.7	Form of Supplemental Indenture is incorporated herein by reference to Exhibit 4.6 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the Commission on April 28, 2004

4.8	Form of Purchase Contract Agreement is incorporated herein by reference to Exhibit 4.7 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the Commission on April 28, 2004

4.9	Form of Pledge Agreement is incorporated herein by reference to Exhibit 4.8 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the Commission on April 28, 2004

4.10	Form of Remarketing Agreement is incorporated herein by reference to Exhibit 4.9 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the Commission on April 28, 2004

10.50	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan*

10.51	Credit Agreement (364-day) (dated June 17, 2004)

10.52	Credit Agreement (5-year) (dated June 17, 2004)

10.53	Credit Agreement (5-year) (dated July 8, 2004)

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTSON’S, INC.

(Registrant)

Date: September 2, 2004	/S/ Felicia D. Thornton

Felicia D. Thornton
Executive Vice President
and Chief Financial Officer