Form 10-Q
period 2004-10-28
ALBERTSONS INC /DE/
filed 2004-12-03
CIK 3333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the 13 Weeks Ended: October 28, 2004         Commission File Number: 1-6187

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

     The number of shares of the registrant’s common stock, $1.00 par value, outstanding at November 30, 2004 was 368,056,908.

ALBERTSON’S INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED EARNINGS STATEMENTS
(in millions, except per share data)
(unaudited)

	13 weeks ended
	October 28,	October 30,
	2004	2003
Sales	$9,995	$8,715
Cost of sales	7,203	6,211

Gross profit	2,792	2,504
Selling, general and administrative expenses	2,521	2,247
Restructuring (credits) charges	(10)	3

Operating profit	281	254
Other expenses (income):
Interest, net	125	99
Other, net	(1)	7

Earnings from continuing operations before income taxes	157	148
Income tax expense	50	57

Earnings from continuing operations	107	91
Discontinued operations:
Operating income	4	1
Income tax (expense) benefit	(1)	—

Income from discontinued operations	3	1

Net earnings	$110	$92

Earnings per share:
Basic
Continuing operations	$0.29	$0.25
Discontinued operations	0.01	—

Net earnings	$0.30	$0.25

Diluted
Continuing operations	$0.29	$0.25
Discontinued operations	—	—

Net earnings	$0.29	$0.25

Weighted average common shares outstanding:
Basic	369	368
Diluted	373	369

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED EARNINGS STATEMENTS
(in millions, except per share data)
(unaudited)

	39 weeks ended
	October 28,	October 30,
	2004	2003
Sales	$28,819	$26,541
Cost of sales	20,715	18,878

Gross profit	8,104	7,663
Selling, general and administrative expenses	7,310	6,668
Restructuring credits	(11)	(11)

Operating profit	805	1,006
Other expenses (income):
Interest, net	360	307
Other, net	(1)	6

Earnings from continuing operations before income taxes	446	693
Income tax expense	158	266

Earnings from continuing operations	288	427
Discontinued operations:
Operating loss	(7)	(1)
Loss on disposal	(55)	—
Income tax benefit	23	—

Loss from discontinued operations	(39)	(1)

Net earnings	$249	$426

Earnings (loss) per share:
Basic
Continuing operations	$0.78	$1.16
Discontinued operations	(0.11)	—

Net earnings	$0.67	$1.16

Diluted
Continuing operations	$0.78	$1.16
Discontinued operations	(0.11)	—

Net earnings	$0.67	$1.16

Weighted average common shares outstanding:
Basic	369	368
Diluted	372	369

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value data)
(unaudited)

	October 28,	January 29,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$208	$561
Accounts and notes receivable, net	647	625
Inventories	3,482	3,035
Assets held for sale	64	69
Prepaid and other	195	343

Total Current Assets	4,596	4,633
Land, buildings and equipment (net of accumulated depreciation and amortization of $7,421 and $6,845, respectively)	10,486	9,146
Goodwill	2,307	1,400
Intangibles, net	899	130
Other assets	424	357

Total Assets	$18,712	$15,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,605	$2,045
Salaries and related liabilities	633	659
Self-insurance	256	209
Current maturities of long-term debt and capital lease obligations	238	520
Other current liabilities	618	470

Total Current Liabilities	4,350	3,903
Long-term debt	6,068	4,452
Capital lease obligations	834	352
Self-insurance	639	523
Other long-term liabilities and deferred credits	1,493	1,055
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock - $1.00 par value; authorized - 10 shares; designated – 3 shares of Series A Junior Participating; issued – none	—	—
Common stock - $1.00 par value; authorized - 1,200 shares; issued – 368 shares and 368 shares, respectively	368	368
Capital in excess of par	62	155
Accumulated other comprehensive loss	(109)	(109)
Retained earnings	5,007	4,967

Total Stockholders’ Equity	5,328	5,381

Total Liabilities and Stockholders’ Equity	$18,712	$15,666

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(unaudited)

	39 weeks ended
	October 28,	October 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$249	$426
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	806	729
Net deferred income taxes	66	(23)
Discontinued operations non-cash charges	66	—
Other non-cash charges	24	36
Stock-based compensation	14	19
Net gain on asset disposals	(17)	(22)
Restructuring credits	(11)	(11)
Changes in operating assets and liabilities:
Receivables and prepaid expenses	149	82
Inventories	(164)	(218)
Accounts payable	307	(39)
Other current liabilities	(8)	23
Self-insurance	78	79
Unearned income	(28)	11
Other long-term liabilities	(70)	6

Net cash provided by operating activities	1,461	1,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(2,214)	—
Capital expenditures	(750)	(892)
Proceeds from disposal of land, buildings and equipment	95	56
Proceeds from disposal of assets held for sale	61	98
Other	(22)	9

Net cash used in investing activities	(2,830)	(729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mandatory convertible security	1,150	—
Commercial paper borrowings, net	621	—
Payments on long-term borrowings	(523)	(115)
Cash dividends paid	(210)	(210)
Mandatory convertible security financing costs	(33)	—
Proceeds from stock options exercised	11	—
Stock purchases and retirements	—	(108)

Net cash provided by (used in) financing activities	1,016	(433)
Net Decrease in Cash and Cash Equivalents	(353)	(64)
Cash and Cash Equivalents at Beginning of Period	561	428

Cash and Cash Equivalents at End of Period	$208	$364

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

As of October 28, 2004, the Company, through its divisions and subsidiaries, operated 2,507 stores in 37 states. The Company, through its divisions and subsidiaries, also operated 234 fuel centers near existing stores. Retail operations are supported by 20 major Company distribution operations, strategically located in the Company’s operating markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2004 filed with the Securities and Exchange Commission. The results of operations for the 13 and 39 weeks ended October 28, 2004 are not necessarily indicative of results for a full year.

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

Inventories

Net earnings reflect the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. Albertsons recorded pre-tax LIFO expense of $3 and $4 for the 13 week periods ended October 28, 2004 and October 30, 2003, respectively, and $11 and $12 for the 39 week periods ended October 28, 2004 and October 30, 2003, respectively.

The amount of vendor funds reducing the Company’s inventory (“inventory offset”) as of October 28, 2004, including those resulting from the acquisitions made during the 39 weeks ended October 28, 2004 (see Note 3 – Business Acquisitions to the Condensed Consolidated Financial Statements), was $134, a decrease of $9 from the end of the second quarter of 2004 and a decrease of $21 from the beginning of 2004. The vendor funds inventory offset as of October 30, 2003 was $134, an increase of $3 from the end of the second quarter of 2003 and a decrease of $18 from the beginning of 2003. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company’s grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company’s vendor funds in 2003) and by estimating the average inventory turnover rates by department for the Company’s remaining inventory.

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES – (CONT.)

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, expense associated with stock-based compensation is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par value. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure – An Amendment to Financial Accounting Standards Board (“FASB”) Statement No. 123”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. If the fair value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net earnings and earnings per share for the periods presented below would have been as follows:

	13 weeks ended		39 weeks ended
	October 28,	October 30,	October 28,	October 30,
	2004	2003	2004	2003
Net Earnings as reported	$110	$92	$249	$426
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	2	4	9	12
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(9)	(11)	(30)	(34)

Pro Forma Net Earnings	$103	$85	$228	$404

Basic Earnings Per Share:
As Reported	$0.30	$0.25	$0.67	$1.16
Pro Forma	0.28	0.23	0.62	1.10

Diluted Earnings Per Share:
As Reported	$0.29	$0.25	$0.67	$1.16
Pro Forma	0.28	0.23	0.61	1.10

The pro forma net earnings resulted from reported net earnings less pro forma after-tax compensation expense. The pro forma effect on net earnings is not representative of the pro forma effect on net earnings in future years. To calculate pro forma stock-based compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003: risk-free interest rate of 3.91% and 3.38%, respectively, expected dividend yield of 3.28% and 3.82%, respectively, expected lives of 6.0 and 5.8 years, respectively, and expected stock price volatility of 38.28% and 39.93%, respectively.

Reclassifications

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. As of October 28, 2004, the Company has recorded its cash disbursement accounts with a net cash book overdraft position in accounts payable. The Company believes this presentation of cash is preferable under generally accepted accounting principles. Previously, the Company had reported these balances in cash and cash equivalents. The condensed consolidated balance sheet and statement of cash flows for the prior period have been adjusted to conform to this presentation. Net earnings were not impacted by this change. At October 28, 2004 and January 29, 2004, the Company had book overdrafts of $555 and $272, respectively, classified in accounts payable.

Certain other reclassifications have been made in the prior period’s financial statements to conform to classifications used in the current year.

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

In December 2003 the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits – An Amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132(R)”). This statement increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company adopted SFAS No. 132(R) in January 2004. The newly required quarterly disclosures are included in Note 6 – Employee Benefit Plans to the Condensed Consolidated Financial Statements.

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

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the Company’s fiscal year beginning February 3, 2006. The Company is in the process of evaluating the impact, if any, of SFAS No. 151 on the Company’s consolidated financial statements.

NOTE 3 – BUSINESS ACQUISITIONS

Shaw’s

On April 30, 2004, the Company acquired all of the outstanding capital stock of the entity which conducted J Sainsbury plc’s U.S. retail grocery store business (“Shaw’s”). The results of Shaw’s operations have been included in the Company’s consolidated financial statements since that date. The operations acquired consist of 206 grocery stores in the New England area operated under the banners of Shaw’s and Star Market. The Company acquired Shaw’s for a variety of reasons, including attractive market share positions and real estate, the opportunity to realize numerous synergies and strong historical financial performance.

The aggregate purchase price was $2,578, which included $2,134 of cash, $441 of assumed debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the proceeds from a subsequent mandatory convertible security offering (see Note 7 – Indebtedness to the Condensed Consolidated Financial Statements) to repay $1,117 of such commercial paper. The remaining commercial paper outstanding is currently backed by the Company’s existing credit facilities.

NOTE 3 – BUSINESS ACQUISITIONS – (CONT.)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, “Business Combinations”.

		Adjustments:
		13 week period	Adjusted:
	April 30,	ended October	April 30,
	2004	28, 2004	2004
Current assets	$444	$—	$444
Land, buildings and equipment	1,378	29	1,407
Goodwill	840	(11)	829
Intangible assets	766	—	766
Other assets	23	—	23

Total assets acquired	3,451	18	3,469

Current liabilities	417	10	427
Long-term debt	441	—	441
Other liabilities	456	8	464

Total liabilities assumed	1,314	18	1,332

Net assets acquired	$2,137	$—	$2,137

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

As part of the purchase price allocation, the fair values of operating leases were calculated, a portion of which represents favorable operating leases compared with current market conditions and a portion of which represents unfavorable operating leases compared with current market conditions. The favorable leases totaled $325 and are included in Intangible assets. The unfavorable leases totaled $246, have an estimated weighted average life of 18 years and are included in Other liabilities.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. Of the $829 recorded in goodwill, $95 is expected to be deductible for tax purposes.

Bristol Farms

On September 21, 2004, the Company acquired New Bristol Farms, Inc. (“Bristol Farms”) for $137 in cash. Bristol Farms operates 11 gourmet retail stores in southern California. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated on a preliminary basis to the fair value of the tangible and identifiable intangible assets acquired as determined by third-party valuations and internal analyses. The purchase price was allocated as follows: $44 in assets, $7 in liabilities, $21 in trade names not subject to amortization and $79 in goodwill.

NOTE 3 – BUSINESS ACQUISITIONS – (CONT.)

The following unaudited pro forma financial information presents the combined results of operations of the Company, Shaw’s and Bristol Farms as if the acquisitions had occurred on January 30, 2004 and January 31, 2003, respectively. Shaw’s fiscal year ended on February 28, 2004, and Bristol Farm’s fiscal year ended on May 2, 2004. The unaudited pro forma financial information uses Shaw’s and Bristol Farm’s data for the periods corresponding to the Company’s fiscal year. This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma information does not reflect any potential synergies or integration costs.

	13 weeks ended		39 weeks ended
	October 28,	October 30,	October 28,	October 30,
	2004	2003	2004	2003
Sales	$10,019	$9,881	$30,054	$30,010
Net earnings	110	115	274	496
Earnings per share:
Basic	$0.30	$0.31	$0.74	$1.35
Diluted	0.29	0.31	0.74	1.35

4. DISCONTINUED OPERATIONS, RESTRUCTURING ACTIVITIES AND CLOSED STORES

The Company has a process to review its asset portfolio in an attempt to maximize returns on its invested capital. As a result of these reviews, in recent years the Company has closed and disposed of a number of properties through market exits, restructuring activities and on-going store closures. The Company recognizes lease liability reserves and impairment charges associated with these transactions. Summarized below are the significant transactions the Company has undertaken and the related lease accrual activity.

Discontinued Operations

In June 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the Omaha, Nebraska market, which consisted of 21 operating stores. Results of operations for those stores have been reclassified and presented as discontinued operations for the 13 and 39 week periods ended October 28, 2004 and October 30, 2003. As of October 28, 2004, the Company had disposed of 12 properties, resulting in nine properties with a value of $3 classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet.

In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans, Louisiana market, which consisted of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for the 13 and 39 week periods ended October 28, 2004 and October 30, 2003. As of October 28, 2004, the Company had disposed of four properties, resulting in six properties with a value of $15 classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet.

In 2002 the Company announced its plan to sell, close or otherwise dispose of its operations in four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 stores and two distribution centers. As of October 28, 2004, the Company had disposed of 78 properties, resulting in 17 properties with a value of $4 classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet.

Discontinued operations stores generated sales of $15 and $80 for the 13 week periods ended October 28, 2004 and October 30, 2003, respectively, and $154 and $245 for the 39 week periods ended October 28, 2004 and October 30, 2003, respectively. The income from discontinued operations of $3 for the 13 week period ended October 28, 2004 consisted of income from operations of $4, a write down of fixed assets and lease settlements of $3, gain on disposal of $3 and an income tax expense of $1. The loss from discontinued operations of $39 for the 39 week period ended October 28, 2004 consisted of a loss from operations of $7, a write down of fixed assets and lease settlements of $63, gain on disposal of $8 and an income tax benefit of $23.

Restructuring Activities

In 2001 the Company committed to a plan to restructure its operations by 1) closing 165 underperforming stores, 2) closing four division offices, 3) centralizing processing functions to its corporate offices, and 4) reducing overall store support center headcount. As of October 28, 2004, the Company had disposed of 119 properties, resulting in 46 properties with a value of $7 classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet.

4. DISCONTINUED OPERATIONS, RESTRUCTURING ACTIVITIES AND CLOSED STORES – (CONT.)

The following table summarizes the accrual activity for future lease obligations related to discontinued operations, restructuring activities and closed stores:

	Balance				Balance
	July 29,				October 28,
	2004	Additions	Payments	Adjustments	2004
2004 Discontinued Operations	$7	$1	$—	$1	$9
2002 Discontinued Operations	6	—	—	—	6
2001 Restructuring Activities	18	—	(1)	(4)	13
Closed Stores	25	—	(2)	(1)	22

	$56	$1	$(3)	$(4)	$50

	Balance				Balance
	January 29,				October 28,
	2004	Additions	Payments	Adjustments	2004
2004 Discontinued Operations	$—	$8	$—	$1	$9
2002 Discontinued Operations	8	—	(3)	1	6
2001 Restructuring Activities	19	—	(3)	(3)	13
Closed Stores	20	6	(5)	1	22

	$47	$14	$(11)	$—	$50

NOTE 5 – INTANGIBLES

The carrying amount of intangibles was as follows:

	October 28,	January 29,
	2004	2004
Amortizing:
Favorable acquired operating leases	$536	$221
Customer lists, loyalty cards and other contracts	69	56

	605	277
Accumulated amortization	(166)	(186)

	439	91
Non-Amortizing:
Trade names	420	—
Liquor licenses	40	39

	460	39

	$899	$130

Amortizing intangible assets have remaining useful lives from 2 to 38 years. Projected amortization expense for existing intangible assets is $38, $38, $32, $32 and $31 for 2004, 2005, 2006, 2007 and 2008, respectively.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following represents the components of net periodic pension and postretirement benefit costs in accordance with SFAS No. 132(R) (see Note 2 – New and Recently Adopted Accounting Standards to the Condensed Consolidated Financial Statements):

	Pension Benefits		Other Benefits
	13 weeks ended		13 weeks ended
	October 28,	October 30,	October 28,	October 30,
	2004	2003	2004	2003
Service cost – benefits earned during the period	$8	$3	$—	$1
Interest cost on projected benefit obligations	15	10	—	1
Expected return on assets	(15)	(8)	—	—
Amortization of prior service cost (credit)	(2)	(2)	—	—
Recognized net actuarial loss	4	6	—	—
Curtailment gain	—	—	—	—

Net periodic benefit expense	$10	$9	$—	$2

	Pension Benefits		Other Benefits
	39 Weeks ended		39 weeks ended
	October 28,	October 30,	October 28,	October 30,
	2004	2003	2004	2003
Service cost – benefits earned during the period	$19	$10	$—	$2
Interest cost on projected benefit obligations	41	30	1	3
Expected return on assets	(41)	(24)	—	—
Amortization of prior service cost (credit)	(5)	(5)	—	(1)
Recognized net actuarial loss	13	17	—	—
Curtailment gain	—	(7)	—	—

Net periodic benefit expense	$27	$21	$1	$4

In April 2004 the President of the United States signed new pension relief legislation that allows companies to use a corporate bond index rate specified by the U.S. Treasury Department for purposes of calculating required minimum contributions. Under the new legislation, the Company’s estimated required minimum contributions for 2004 remained unchanged from January 29, 2004. During the third quarter of 2004, the Company funded $85 to its defined benefit plans, including benefit plans acquired through the Shaw’s acquisition.

NOTE 7 – INDEBTEDNESS

Revolving Credit Facilities

At October 28, 2004, the Company had three revolving credit facilities totaling $1,400. The first agreement, a 364-Day revolving credit facility with total availability of $400, will expire in June 2005. The second agreement, a five-year facility for $900, will expire in June 2009. The third agreement, a five-year facility for $100, will expire in July 2009. The 364-Day credit agreement contains an option which would allow the Company, upon due notice, to convert any outstanding amount at the expiration date to a term loan. The Company’s commercial paper program is backed by these credit facilities. All of the agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.5 to 1 through April 30, 2005, 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007 and 4.0 to 1 thereafter. As of October 28, 2004, the Company was in compliance with these requirements. The Company had $621 in commercial paper borrowings outstanding at October 28, 2004, and no outstanding commercial paper borrowings outstanding at January 29, 2004.

NOTE 7 – INDEBTEDNESS – (CONT.)

Mandatory Convertible Security Offering

In May 2004 the Company completed a public offering of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an overallotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of the Company’s senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The senior notes are scheduled to mature in February 2007 (subject to the remarketing described below) and bear interest at a rate of 3.75% per year. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars.

Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of twenty-five dollars in cash, shares of the Company’s common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date (the “Trading Period”), subject to anti-dilution adjustments. If the average closing price for the Trading Period is equal to or greater than $28.82 per share, the settlement rate will be 0.8675 shares of common stock. If the average closing price for the Trading Period is less than $28.82 per share but greater than $23.06 per share, the settlement rate is equal to twenty-five dollars divided by the average closing price of the Company’s common stock for the Trading Period. If the average closing for the Trading Period price is less than or equal to $23.06 per share, the settlement rate will be 1.0841 shares of common stock. The holders of Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date. Prior to the Purchase Contract Settlement Date, the senior notes will be remarketed. If the remarketing is successful, the interest rate on the senior notes will change to a rate selected by the remarketing agent, and the maturity of the senior notes will be extended to a date selected by the Company that is either two or three years from the date such interest rate is changed. If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the Corporate Units will have the option of putting their senior notes to the Company to satisfy their obligations under the purchase contracts.

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

Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share”. Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the reporting period is above $28.82, and will potentially occur when the average price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. Dilution in the quarter ended October 28, 2004 was not material.

Both the FASB and the EITF continue to study the accounting for financial instruments and derivative instruments, including instruments such as the Corporate Units. It is possible that the Company’s accounting for the Corporate Units could be affected by new accounting rules that might be issued by these groups. Accordingly, there can be no assurance that the method in which the Corporate Units are reflected in the Company’s diluted earnings per share will not change in the future if accounting rules or interpretations evolve.

NOTE 8 – CONTINGENCIES

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson’s, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs’ allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers’ compensation costs, cash shortages, premises liability and “shrink” losses in violation of California law. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated (“Gardner/Petersen case”) and in August 2002 a class action with respect to the consolidated case was certified by the court. On September 17, 2004, Albertsons and the plaintiffs entered into a definitive agreement to settle the consolidated Gardner/Petersen case. The settlement agreement remains subject to the final approval of the court, which the Company expects to receive in the fourth quarter of fiscal 2004. Based on the information presently available to the Company, management does not expect that the payments under this settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In September 2000 an agreement was reached and court approval granted to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms had been returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. During the quarter ended July 29, 2004, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. The Company has been advised by the settlement administrator that approximately 200 of these individuals submitted the necessary claims documents. Distinct from this supplemental claims process, a second claim process was ordered by the Court, but the Company is still waiting for final instructions from the Court. The Company is presently unable to determine the number of individuals whose claim forms will be deemed valid or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims”, the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. As of October 28, 2004, the insurance carrier continues to pay the Company’s claims. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. Although the Company currently believes that it may recover at least some of these excess claim amounts, the unrecoverable amount could be material. The Company is in discussions with the carrier regarding transfer of primary claim responsibility back to the Company in exchange for a payment, which payment may be less than the projected claim liability. The Company is presently unable to determine the outcome of these discussions.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of its routine legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation, especially claims and litigation involving class allegations, and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 9 – INCOME TAXES

The Company’s effective tax rate from continuing operations for the 13 week period ended October 28, 2004 was 31.7% as compared to 38.4% for the 13 week period ended October 30, 2003. The Company’s effective tax rate from continuing operations for the 39 week period ended October 28, 2004 was 35.5% as compared to 38.4% for the 39 week period ended October 30, 2003. These decreases in the 13 and 39 week periods were due primarily to a tax benefit arising from the resolution of prior year tax issues with the Internal Revenue Service in the third quarter of 2004 and the result of the Company’s implementation of tax saving initiatives that resulted in lower estimated federal and state income tax.

NOTE 10 – COMPUTATION OF EARNINGS PER SHARE

	13 weeks ended
	October 28, 2004		October 30, 2003
	Basic	Diluted	Basic	Diluted
Earnings from:
Continuing operations	$107	$107	$91	$91
Discontinued operations	3	3	1	1

Net earnings	$110	$110	$92	$92

Weighted average common shares outstanding	369	369	368	368

Potential common share equivalents		4		1

Weighted average shares outstanding		373		369

Earnings per common share and common share equivalents:
Continuing operations	$0.29	$0.29	$0.25	$0.25
Discontinued operations	0.01	—	—	—

Net earnings	$0.30	$0.29	$0.25	$0.25

Calculation of potential common share equivalents:
Potential common shares assumed issued from exercise of the Corporate Units		49		—
Options to purchase potential common shares		19		3
Potential common shares assumed purchased with potential proceeds		(64)		(2)

Potential common share equivalents		4		1

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from assumed exercise of the Corporate Units		$1,150		$—
Potential proceeds from exercise of options to purchase common shares		393		43

Total assumed proceeds from exercise		$1,543		$43

Common stock price used under treasury stock method		$24.18		$20.54

Potential common shares assumed purchased with potential proceeds		64		2

NOTE 10 – COMPUTATION OF EARNINGS PER SHARE – (CONT.)

	39 weeks ended
	October 28, 2004		October 30, 2003
	Basic	Diluted	Basic	Diluted
Earnings (loss) from:
Continuing operations	$288	$288	$427	$427
Discontinued operations	(39)	(39)	(1)	(1)

Net earnings	$249	$249	$426	$426

Weighted average common shares outstanding	369	369	368	368

Potential common share equivalents		3		1

Weighted average shares outstanding		372		369

Earnings (loss) per common share and common share equivalents:
Continuing operations	$0.78	$0.78	$1.16	$1.16
Discontinued operations	(0.11)	(0.11)	—	—

Net earnings	$0.67	$0.67	$1.16	$1.16

Calculation of potential common share equivalents:
Potential common shares assumed issued from exercise of the Corporate Units		16		—
Options to purchase potential common shares		20		3
Potential common shares assumed purchased with potential proceeds		(33)		(2)

Potential common share equivalents		3		1

Calculation of potential common shares
Assumed purchased with potential proceeds:
Potential proceeds from assumed exercise of the Corporate Units		$383		$—
Potential proceeds from exercise of options to purchase common shares		411		48

Total assumed proceeds from exercise		$794		$48

Common stock price used under treasury stock method		$23.89		$19.90

Potential common shares assumed purchased with potential proceeds		33		2

Outstanding options excluded for the 13 week periods ended October 28, 2004 and October 30, 2003, because the option price exceeded the average market price during the period, amounted to 16.7 million shares and 29.2 million shares, respectively. Outstanding options excluded for the 39 week periods ended October 28, 2004 and October 30, 2003, because the option price exceeded the average market price during the period, amounted to 17.3 million shares and 29.7 million shares, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Albertson’s, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Albertson’s, Inc. and subsidiaries (“Albertsons”) as of October 28, 2004, and the related condensed consolidated earnings statements and cash flow statements for the thirteen and thirty-nine week periods ended October 28, 2004 and October 30, 2003. These interim financial statements are the responsibility of Albertsons’ management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the PCAOB, the consolidated balance sheet of Albertsons as of January 29, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flow for the year then ended (not presented herein); and in our report dated March 25, 2004, we expressed an unqualified opinion and included explanatory paragraphs related to changes in the methods of accounting for goodwill, closed stores and vendor funds, and to the agreement to purchase all of the outstanding capital stock of JS USA Holdings Inc. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Boise, Idaho
December 2, 2004

ALBERTSON’S, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of operations for the 13 and 39 week periods ended October 28, 2004 were favorably impacted when compared to the corresponding periods in the prior year due to the acquisition of J Sainsbury plc’s U.S. retail grocery store business (“Shaw’s”) on April 30, 2004 and, to a lesser extent, the acquisition of New Bristol Farms, Inc. (“Bristol Farms”) on September 21, 2004. Sales for the 13 and 39 week periods ended October 28, 2004 increased due to the addition of 217 stores acquired through these transactions. Results of operations for the 13 and 39 week periods ended October 28, 2004 were also favorably impacted by reduced labor expenses in the stores affected by the labor dispute in southern California (“Labor Dispute”) that occurred from October 19, 2003 through February 28, 2004. Benefits from certain multi-employer bargaining agreements (discussed below) also favorably impacted the current 39 week period.

Results of operations for the 13 and 39 week periods ended October 28, 2004 were unfavorably impacted by the continuing effect of the Labor Dispute. Although the Labor Dispute ended with the ratification of new collective bargaining agreements on February 28, 2004, the impact on operating results extended into the third quarter of 2004 and continues to impact operating results. The Company incurred additional costs during the 39 week period ended October 28, 2004 as part of the Labor Dispute settlement. The Company continued to make significant investments during the 13 and 39 week periods in the form of pricing, promotions and advertising to win back and acquire new customers in southern California.

Results of operations for the 13 and 39 week periods ended October 28, 2004 were also unfavorably impacted by the hurricanes that struck Florida during the Company’s third quarter of 2004. The Company has a combination of self-insured and purchased insurance coverage for natural disasters and incurred approximately $23 in unplanned costs on a pre-tax basis. Costs incurred primarily related to inventory spoilage, building and equipment repair costs, employee and community relief efforts and increased payroll. These costs were partially offset by a favorable pre-tax earnings impact estimated at $6 as residents purchased merchandise in advance of and shortly after the hurricanes. The Company expects that it will incur a modest amount of additional costs related to these hurricanes in fourth quarter of 2004.

Shaw’s Acquisition

On April 30, 2004, the Company acquired all of the outstanding capital stock of Shaw’s. The operations acquired consist of 206 grocery stores in the New England area operated under the banners of Shaw’s and Star Market. The Company acquired Shaw’s for a variety of reasons, including attractive market share positions and real estate, the opportunity to realize numerous synergies and strong historical financial performance.

The aggregate purchase price was $2,578, which included $2,134 of cash, $441 of assumed debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the proceeds from a subsequent mandatory convertible security offering (see Note 7 — Indebtedness to the Condensed Consolidated Financial Statements) to repay $1,117 of such commercial paper. The outstanding commercial paper continues to be backed by the Company’s existing credit facilities.

Bristol Farms’ Acquisition

On September 21, 2004, the Company acquired Bristol Farms for $137 in cash. Bristol Farms operates 11 gourmet retail stores in southern California.

Southern California Labor Dispute

As previously disclosed, with the decision of the Company, The Kroger Co. and Safeway Inc. (the “Retailers”) to engage in multi-employer bargaining with the United Food and Commercial Workers (“UFCW”) in connection with the Labor Dispute, the Retailers entered into agreements (“Labor Dispute Agreements”) which, among other things, were designed to prevent the union from placing disproportionate pressure on one or more Retailer. The Labor Dispute Agreements provided for payments from any of the Retailers who gained from such disproportionate pressure to any of the Retailers who suffered from such disproportionate pressure. Amounts earned by the Company under the terms of the Labor Dispute Agreements totaled $17, $43 and $3 in the 13 week periods ended April 29, 2004, January 29, 2004 and October 30, 2003, respectively. Amounts earned were recorded as a reduction to selling, general and administrative costs in each of the respective periods and all amounts were collected during the 13 week period ended July 29, 2004.

Results of Operations

13 Week Period Ended October 28, 2004

Sales were $9,995 and $8,715 for the 13 week periods ended October 28, 2004 and October 30, 2003, respectively. The increase in sales was primarily due to sales from the 206 stores acquired in the Shaw’s transaction on April 30, 2004 and the 11 stores acquired from Bristol Farms on September 21, 2004. In addition, the Company experienced increased sales as compared to the prior year in its Southern California Division as a result of the Labor Dispute’s negative impact on sales in the third quarter of 2003. Management estimates that overall inflation in the cost of the products the Company sells was approximately 1.1% in the 12 months ended October 28, 2004.

Identical store sales increased 0.1% for the 13 week period ended October 28, 2004 compared to the 13 week period ended October 30, 2003. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales, which use the same store base as the identical store sales computation but includes sales at replacement stores, increased 0.3% for the 13 week period ended October 28, 2004. Increases in both identical and comparable store sales for the 13 week period ended October 28, 2004 were due to the Labor Dispute’s negative impact on sales during the prior year. Excluding the food stores in the Company’s Southern California Division that were impacted by the Labor Dispute, identical and comparable store sales were slightly negative for the 13 week period ended October 28, 2004. The 206 acquired Shaw’s stores and the 11 acquired Bristol Farms stores are not included in the Company’s identical or comparable store sales computations, as defined above, and will not be included until the second and fourth quarters of 2005, respectively.

During the 13 week period ended October 28, 2004, the Company acquired 11 conventional stores as part of the Bristol Farms acquisition. The Company, through its divisions and subsidiaries, also opened four combination food and drug stores, five stand-alone drugstores, and two fuel centers, while closing 12 combination food and drug stores, one conventional store, one warehouse store, 15 stand-alone drugstores and four fuel centers.

Gross profit, as a percentage of sales, for the 13 week period ended October 28, 2004 decreased to 27.9% from 28.7% for the 13 week period ended October 30, 2003. This was a result of continued investments in pricing, promotion and advertising in key markets, especially in southern California, to drive sales growth and market share. These investments were partially offset by savings generated from strategic sourcing initiatives, increased pharmacy gross margins as a result of benefits from a supply contract and increased Company-sourced generic drugs and increased sales growth in Our Own Brands (formerly called “private label”).

Selling, general and administrative expenses, as a percent of sales, decreased to 25.2% for the 13 week period ended October 28, 2004, as compared to 25.8% for the 13 week period ended October 30, 2003. This decrease was primarily attributable to reductions in employee benefit and compensation costs, gains from the disposal of property, increased sales leverage as a result of the Shaw’s acquisition and lower workers’ compensation costs. Declines in employee benefit costs were the result of a reduction in Company-sponsored health and welfare costs due to the restructuring of the Company’s benefit plans in June 2004 allowing employees the ability to customize their benefit packages. Declines in workers’ compensation costs over the prior year were a result of Company managed initiatives to lower accident frequencies. These decreases were partially offset by increased legal and professional costs primarily due to increased costs for pending and settled litigation, increased consulting costs related to improvements to the Company’s information technology infrastructure and unplanned and self-insured hurricane costs.

Restructuring credits for the 13 weeks ended October 28, 2004 were $10 as compared to a charge of $3 for the 13 weeks ended October 30, 2003. This increase was a result of gains recognized on the disposal of properties associated with the Company’s 2001 restructuring activities as compared to losses on property disposed in the prior year.

Interest expense, net increased to $125 for the 13 week period ended October 28, 2004 as compared to $99 for the 13 week period ended October 30, 2003. This increase is due to interest on the issuance of the $1,150 mandatory convertible security (see Note 7 – Indebtedness to the Condensed Consolidated Financial Statements) and additional commercial paper borrowings used to finance the Shaw’s acquisition.

The Company’s effective tax rate from continuing operations for the 13 week period ended October 28, 2004 was 31.7% as compared to 38.4% for the 13 week period ended October 30, 2003. This decrease was due primarily to a tax benefit arising from the resolution of prior year tax issues with the Internal Revenue Service in the third quarter of 2004, which benefited the tax rate by 580 basis points, and the result of the Company’s implementation of tax saving initiatives that resulted in lower estimated federal and state income tax.

Earnings from continuing operations were $107, or $0.29 per diluted share, for the 13 week period ended October 28, 2004 compared to $91, or $0.25 per diluted share, for the 13 week period ended October 30, 2003. This increase was primarily due to inclusion of Shaw’s operating results in the Company’s third quarter of 2004, gains and restructuring credits on the disposal of property, reductions in employee benefit and compensation costs, and a lower effective tax rate. The impact of these factors was partially offset by reduced margins as a result of continued investments in pricing, promotion and advertising, self-insured costs associated with the hurricanes in Florida, increased legal costs for pending and settled litigation and increased consulting costs due to information technology infrastructure improvements.

39 Week Period Ended October 28, 2004

Results of operations for the 39 week period ended October 28, 2004 were favorably impacted by the Shaw’s and Bristol Farms acquisitions and unfavorably impacted by the continued effects of the Labor Dispute. Sales for the 39 week period ended October 28, 2004 increased due to the addition of 206 stores acquired from Shaw’s and 11 stores acquired from Bristol Farms on April 30, 2004 and September 21, 2004, respectively. However, the residual effects of the recent Labor Dispute resulted in decreased sales in the Company’s southern California combination food and drug and conventional stores as well as decreased gross margin as a result of lower volume, increased investment in pricing, promotion and advertising, increased inventory shrink, sales mix changes and increased distribution costs. The 39 week period ended October 28, 2004 was also negatively impacted by additional costs incurred in connection with the ratification of new collective bargaining agreements in southern California. These costs included funding a one-time contribution to a union health and welfare fund of $36 and strike ratification bonus payments of $10. These amounts were charged to earnings in the 13 week period ended April 29, 2004.

Sales were $28,819 and $26,541 for the 39 week periods ended October 28, 2004 and October 30, 2003, respectively. The increase in sales was due to the Shaw’s acquisition, partially offset by decreased sales in southern California as a result of the Labor Dispute, which continued into the first quarter of fiscal 2004 but impacted only the first 19 days of the 39 week period ended October 30, 2003. Management estimates that overall inflation in the cost of the products the Company sells was approximately 1.1% in the 12 months ended October 28, 2004.

Identical store sales decreased 2.0% for the 39 week period ended October 28, 2004 compared to the 39 week period ended October 30, 2003. Comparable store sales decreased 1.7%. The decline in both identical and comparable store sales was primarily due to the impact of the Labor Dispute as described above. Excluding the food stores in the Company’s Southern California Division that were impacted by the Labor Dispute for the 39 weeks ended October 28, 2004 and October 30, 2003, identical store sales were slightly negative and comparable store sales were flat for the year. The Company expects its identical and comparable store sales to benefit in the fourth quarter of 2004 from the absence of the Labor Dispute in the current year period. The 206 acquired Shaw’s stores and the 11 acquired Bristol Farms stores are not included in the year-to-date identical or comparable store sales computations and will not be included in the annual computation until fiscal year 2006.

During the 39 week period ended October 28, 2004, the Company acquired 172 combination food and drug stores, 44 conventional stores and one warehouse store as part of the Shaw’s and Bristol Farms acquisitions. The Company, through its divisions and subsidiaries, also opened 36 combination food and drug stores, 13 stand-alone drugstores, one conventional store and 12 fuel centers, while closing 28 combination food and drug stores, 11 conventional stores, 23 stand-alone drug stores, three warehouse stores and six fuel centers.

Gross profit, as a percentage of sales, for the 39 week period ended October 28, 2004 decreased to 28.1% from 28.9% for the 39 week period ended October 30, 2003. This decline was a result of decreased sales leverage in the 39 week period ended October 28, 2004 as a result of the Labor Dispute and planned investments in pricing, promotion and advertising to drive sales growth and market share. The factors causing a decline in gross profit, as a percentage of sales, were partially offset by savings generated from strategic sourcing initiatives, increased pharmacy gross margins as a result of benefits from a supply contract and increased Company-sourced generic drugs and increased sales growth in Our Own Brands (formerly called “private label”).

Selling, general and administrative expenses, as a percent of sales, increased to 25.4% for the 39 week period ended October 28, 2004, as compared to 25.1% for the 39 week period ended October 30, 2003. This increase was primarily attributable to higher legal expenses associated with pending and settled litigation; increased consulting fees due to information technology infrastructure improvements; higher depreciation costs associated with continued investment in infrastructure, particularly in information technology; unplanned and self-insured hurricane costs; increased credit and debit card transaction fees and increased employee benefits costs. The increase in employee benefit costs were a result of a one-time contribution to a union health and welfare fund of $36 and strike ratification bonus payments of $10 paid in the first quarter of 2004 under the terms of the new collective bargaining agreements in southern California and unanticipated payments to two northern California UFCW multi-employer health and welfare plans for funding deficits paid in the second quarter of 2004. These costs were partially offset by lower Company-sponsored health and welfare costs due to the restructuring of the Company’s benefit plans in June 2004 and amounts earned under the Labor Dispute Agreements that were recognized in the first quarter of 2004. Selling, general and administrative expenses, as a percent of sales, were benefited from sales leverage from the acquisition of Shaw’s.

Restructuring credits during the 39 week period ended October 28, 2004 and October 30, 2003 were $11 and $11, respectively. These amounts are primarily related to gains on disposition of property in both 2004 and 2003 and an adjustment for a pension curtailment in 2003 related to the Company’s 2001 restructuring activities.

Interest expense, net increased to $360 for the 39 week period ended October 28, 2004 as compared to $307 for the 39 week period ended October 30, 2003. This increase is due to interest on the issuance of the $1,150 mandatory convertible security (see Note 7 – Indebtedness to the Condensed Consolidated Financial Statements) and additional commercial paper borrowings used to finance the Shaw’s acquisition.

The Company’s effective tax rate from continuing operations for the 39 week period ended October 28, 2004 was 35.5% as compared to 38.4% for the 39 week period ended October 30, 2003. This decrease was due primarily to a tax benefit arising from the resolution of prior year tax issues with the Internal Revenue Service in the third quarter of 2004, which benefited the tax rate by 200 basis points, and the result of the Company’s implementation of tax saving initiatives that resulted in lower estimated federal and state income tax.

Earnings from continuing operations were $288 for the 39 week period ended October 28, 2004 compared to $427 for the 39 week period ended October 30, 2003. This decrease was primarily due to lower identical store sales and a decrease in gross margin, both a result of the Labor Dispute, higher depreciation, unplanned and self-insured costs associated with the hurricanes in Florida during the third quarter of 2004, increased employee benefits costs primarily as the result of the one-time contribution to the union health and welfare fund of $36 and strike ratification bonus payments, described above, increased legal costs on pending and settled litigation and increased consulting fees for information technology infrastructure improvements.

Net loss from discontinued operations was $39 for the 39 week period ended October 28, 2004. This loss resulted from the Company’s decision announced in June 2004 and April 2004 to sell, close or otherwise dispose of 28 operating stores and three non-operating properties in the Omaha, Nebraska and New Orleans, Louisiana markets. The loss from discontinued operations of $39 for the 39 week period ended October 28, 2004 consisted of a loss from operations of $7, a write down of fixed assets and lease settlements of $63, and a gain on disposal of $8, net of an income tax benefit of $23.

Net earnings were $249, or $0.67 per diluted share, for the 39 week period ended October 28, 2004, compared to net earnings of $426, or $1.16 per diluted share, for the 39 week period ended October 30, 2003. This decline was the result of the decrease in earnings from continuing operations and the loss from discontinued operations as a result of the Company’s decision to exit the New Orleans and Omaha markets.

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

Liquidity and Capital Resources

Net cash provided by operating activities during the 39 week period ended October 28, 2004 was $1,461, compared to $1,098 for the same period in the prior year. The increase in cash provided by operations was due primarily to higher levels of accounts payable from seasonal purchases during the third quarter of 2004 as compared to lower seasonal purchases as a result of the Labor Dispute for the same period in the prior year. The increase in cash provided by operations during the 39 weeks ended October 28, 2004 as compared to same period in the prior year was also attributable to implementation of strategic initiatives to lower inventories, collection of amounts earned under the Labor Dispute Agreements and a reduction in the Company’s tax accounts due to lower earnings and implementation of tax planning initiatives in 2003 and 2004.

Net cash used in investing activities during the 39 week period ended October 28, 2004 increased to $2,830 compared to cash flows used in investing activities of $729 for the 39 week period ended October 30, 2003. This increase was primarily the result of the $2,080 paid, net of cash acquired, to purchase Shaw’s and $134 paid, net of cash acquired, to purchase Bristol Farms, partially offset by lower capital expenditures in 2004. The Company is continuing to implement its 2004 capital expenditure plan, which includes outlays for new stores, store remodels and information technology. The Company expects capital expenditures for the year to be approximately $1,400 which includes cash capital expenditures and capital and operating leases. This estimate represents a $200 reduction from prior guidance of $1,600, which included Shaw’s. This reduction is primarily attributable to more efficient capital deployment in technology and store development and a reduction of total capital spending.

Net cash provided by financing activities during the 39 week period ended October 28, 2004 was $1,016 as compared to net cash used in financing activities of $433 during the 39 week period ended October 30, 2003. The change was due to the receipt of proceeds from the mandatory convertible security offering and commercial paper borrowings during the 39 week period ended October 28, 2004 used to acquire Shaw’s and Bristol Farms. These sources of cash were partially offset by cash used for payments on long-term borrowings during the 39 week period ended October 28, 2004 and cash used in the 39 week period ended October 30, 2003 for the purchase and retirement of the Company’s common stock.

The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods. At October 28, 2004, the Company had three revolving credit facilities totaling $1,400. The first agreement, a 364-Day revolving credit facility with total availability of $400, will expire in June 2005. The second agreement, a five-year facility for $900, expires in June 2009. The third agreement, a five-year facility for $100, expires in July 2009. The 364-Day credit agreement contains an option which would allow the Company, upon due notice, to convert any outstanding amount at the expiration date to a term loan. The Company’s commercial paper program is backed by these credit facilities. All of the agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.5 to 1 through April 30, 2005, 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007 and 4.0 to 1 thereafter. As of October 28, 2004, the Company was in compliance with these requirements. The Company had $621 in commercial paper borrowings outstanding at October 28, 2004, and no outstanding commercial paper borrowings outstanding at January 29, 2004.

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 (“2001 Registration Statement”), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of the Company’s common stock. As of October 28, 2004, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.

On May 7, 2004, the Company issued $1,000 of mandatory convertible securities (see Note 7 – Indebtedness to the Condensed Consolidated Financial Statements) under a 2004 Registration Statement and used the net proceeds of $971 to reduce a portion of the outstanding commercial paper borrowings incurred in connection with the Shaw’s acquisition. On June 2, 2004, the underwriters purchased an additional $150 of mandatory convertible securities, pursuant to an overallotment option, yielding net proceeds of $146, which were used to further reduce outstanding commercial paper borrowings.

In the first quarter of 2003, the Company repurchased 5.3 million shares of its common stock for a total expenditure of $108 at an average price of $20.26 per share. On December 5, 2003, the Board of Directors reauthorized a program authorizing management, at its discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2004. No shares of common stock were repurchased during the 39 weeks ended October 28, 2004. The Company may continue, or from time to time suspend, purchasing shares under its stock purchase program.

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims”, the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. As of October 28, 2004, the insurance carrier continues to pay the Company’s claims. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. Although the Company currently believes that it may recover at least some of these excess claim amounts, the unrecoverable amount could be material. The Company is in discussions with the carrier regarding transfer of primary claim responsibility back to the Company in exchange for a payment, which payment may be less than the projected claim liability. The Company is presently unable to determine the outcome of these discussions.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see the Company’s Quarterly Report on Form 10-Q as of July 29, 2004. At October 28, 2004, there have been no material changes regarding the Company’s contractual obligations outside the ordinary course of business or material changes to guarantees from the information disclosed in the Company’s Quarterly Report on Form 10-Q as of July 29, 2004.

Commercial Commitments

The Company had outstanding letters of credit of $126 as of October 28, 2004, all of which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company’s credit facilities. Of the $126 outstanding at October 28, 2004, $107 were standby letters of credit covering primarily workers’ compensation or performance obligations. The remaining $19 were commercial letters of credit supporting the Company’s merchandise import program. The Company paid issuance fees that varied, depending on type, up to 0.75% of the outstanding balance of the letter of credit.

Off-Balance Sheet Arrangements

At October 28, 2004, the Company had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that were accounted for under the equity method at October 28, 2004, had no liabilities associated with them that were guaranteed by or that would be considered material to the Company. Accordingly, the Company does not have any off-balance sheet arrangements with unconsolidated entities.

Related Party Transactions

There were no material related party transactions during the 13 or 39 week periods ended October 28, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2004.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of October 28, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II. OTHER INFORMATION

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company’s expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties. These statements may relate to, among other things: statements of expectation regarding the results of operations for the Company’s fourth quarter of 2004; investing to increase sales; changes in cash flow; increases in general liability costs, workers’ compensation costs and employee benefit costs; attainment of cost reduction goals; impacts of the Labor Dispute; impacts of the Florida hurricanes; impacts of the completion of the acquisitions of Shaw’s and Bristol Farms; achieving sales increases and increases in comparable and identical sales; opening and remodeling stores; and the Company’s five strategic imperatives. These statements are indicated by words or phrases such as “expects,” “plans,” “believes,” “estimate,” and “goal”. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information.

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); labor negotiations; adverse determinations with respect to litigation or other claims (including environmental matters); financial difficulties experienced by third-party insurance providers; employee benefit costs; the Company’s ability to recruit, retain and develop employees; the Company’s ability to develop new stores or complete remodels as rapidly as planned; the Company’s ability to implement new technology successfully; stability of product costs; the Company’s ability to integrate the operations of and realize synergies from acquired or merged companies, including Shaw’s; the Company’s ability to execute its restructuring plans; the Company’s ability to achieve its five strategic imperatives; and other factors affecting the Company’s business in or beyond the Company’s control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; the continued safety of the products the Company sells; changes in the general economy; changes in interest rates; and the occurrence of natural disasters.

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

Item 1. Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. The following significant matters, each of which was previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2004, saw developments during the third quarter of 2004.

In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson’s, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs’ allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers’ compensation costs, cash shortages, premises liability and “shrink” losses in violation of California law. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly-owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated (“Gardner/Petersen case”) and in August 2002 a class action with respect to the consolidated case was certified by the court. On September 17, 2004 Albertsons and the plaintiffs entered into a definitive agreement to settle the consolidated Gardner/Petersen case. The settlement agreement remains subject to the final approval of the court, which the Company expects to receive in the fourth quarter of fiscal 2004. Based on the information presently available to the Company, management does not expect that the payments under this settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In September 2000 an agreement was reached and court approval granted to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms had been returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both. The claims administrator was able to assign a value to approximately 1,000 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by the Company. During the quarter ended July 29, 2004, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. The Company has been advised by the settlement administrator that approximately 200 of these individuals submitted the necessary claims documents. Distinct from this supplemental claims process, a second claim process was ordered by the Court, but the Company is still waiting for final instructions from the Court. The Company is presently unable to determine the number of individuals whose claim forms will be deemed valid or the amounts that it may ultimately be required to pay with respect to such claims. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of its routine legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation, especially claims and litigation involving class allegations, and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning our stock repurchases during the 13 weeks ended October 28, 2004 (dollars in millions except per share data):

Issuer Purchases of Equity Securities

(d)
			(c)	Maximum Number
			Total Number Of	(Or Approximate
			Shares (Or	Dollar Value) Of
	(a)		Units) Purchased	Shares (Or Units)
	Total Number	(b)	As Part Of	That May Yet Be
	of Shares (Or	Average Price	Publicly	Purchased Under
	Units)	Paid Per Share	Announced Plans	The Plans Or
Period	Purchased	(Or Unit)	Or Programs (1)	Programs
July 30 – August 31, 2004	—	—	—	500
September 1 – September 30, 2004	—	—	—	500
October 1 – October 28, 2004	134 (2)	$24.49	—	500

(1)	On December 5, 2003, the Board of Directors reauthorized a program authorizing management, at its discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2004. No shares of common stock have been repurchased through October 28, 2004 under this program.

(2)	Represents shares surrendered or deemed surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of stock units under employee stock based compensation plans.

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

ALBERTSON’S, INC. (Registrant)
Date: December 3, 2004	/S/ Felicia D. Thornton

Felicia D. Thornton
Executive Vice President and Chief Financial Officer