Form 10-K
period 2005-02-03
ALBERTSONS INC /DE/
filed 2005-03-31
CIK 3333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2005	Commission file number 1-6187

ALBERTSON’S, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-0184434

(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho	83726

(Address of principal executive offices)	(Zip Code)

(208) 395-6200
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	New York Stock Exchange
Pacific Stock Exchange

Mandatory Convertible Security	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑      No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 29, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $8.9 billion.

The number of shares of the Registrant’s common stock, $1.00 par value, outstanding as of March 24, 2005 was 368,292,618.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Shareholders to be held on June 2, 2005 to be filed within 120 days after the Registrant’s year ended February 3, 2005, portions of which are incorporated by reference into Part III of this Form 10-K.

ALBERTSON’S, INC.
FORM 10-K

PART I

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company’s expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties. These statements may relate to, among other things: statements of expectation regarding the Company’s results of operations had the labor dispute in Southern California not occurred; investing to increase sales; changes in cash flow; increases in general liability costs, workers’ compensation costs and employee benefit costs; attainment of cost reduction goals; impacts of the acquisitions of J Sainsbury plc’s U.S. retail grocery business (“Shaw’s”) and the Southern California gourmet and specialty food retailer Bristol Farms; achieving sales increases and increases in comparable and identical sales; opening and remodeling stores; and the Company’s five strategic imperatives. These statements are indicated by words or phrases such as “expects,” “plans,” “believes,” “estimate” and “goal.”

Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); changes in consumer spending; labor negotiations; adverse determinations with respect to, or the need to increase reserves for, litigation, taxes or other claims (including environmental matters); financial difficulties experienced by third-party insurance providers; employee benefit costs; the Company’s ability to recruit, retain and develop employees; the Company’s ability to develop new stores or complete remodels as rapidly as planned; the Company’s ability to implement new technology successfully; stability of product costs; the Company’s ability to integrate the operations of and realize synergies from acquired or merged companies, including Shaw’s; the Company’s ability to execute its restructuring plans; the Company’s ability to achieve its five strategic imperatives; and other factors affecting the Company’s business in or beyond the Company’s control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; the continued safety of the products the Company sells; changes in the general economy; changes in interest rates; and the occurrence of natural disasters.

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

Item 1. Business.

General

Albertson’s, Inc. (“Albertsons” or the “Company”) is incorporated under the laws of the State of Delaware and is the successor to a business founded by J. A. Albertson in 1939. The Company’s general offices are located at 250 Parkcenter Boulevard, Boise, Idaho 83706 and its telephone number is (208) 395-6200. Information about the Company is available on the internet at www.albertsons.com.

Based on sales, the Company is one of the largest retail food and drug chains in the world. As of February 3, 2005, the Company’s divisions and subsidiaries operated 2,503 retail stores in 37 states.

The Company’s operations are within a single operating segment, the retail sale of food and drug merchandise. The Company’s operations are within the United States. As of February 3, 2005, the Company’s divisions and subsidiaries operated stores under the banners Albertsons, Acme, Bristol Farms, Grocery Warehouse, Jewel, Jewel-Osco, Max Foods, Osco Drug, Sav-on Drugs, Shaw’s, Star Market and Super Saver. The Company has invested in these brands, their development and their protection and considers them important assets.

The Company’s fiscal year ends on the Thursday nearest to January 31st. As a result, the Company’s fiscal year includes a 53rd week every five to six years. The Company’s fiscal year 2004 contained 53 weeks and ended on February 3, 2005. Fiscal years 2003 and 2002 each contained 52 weeks and ended on January 29, 2004 and January 30, 2003, respectively. The Company’s net sales, earnings from continuing operations and total assets for the past five fiscal years are set forth on page 12 of this Annual Report on Form 10-K.

All dollar amounts in this report are in millions, except per share data.

Retail Formats

As of February 3, 2005, the Company’s retail operations were organized into seven divisions, based primarily on geographic boundaries, and two independently managed subsidiaries. Division and subsidiary staff are responsible for day-to-day operations and for executing marketing and merchandising programs. This structure allows the division and subsidiary level employees, who are closest to the customer, to implement strategies tailored to each of the neighborhoods that the Company serves.

Historically, the Company has identified each of the stores operated by its divisions as a combination food-drug store, a conventional store, a stand-alone drugstore or a warehouse store. The Company’s ongoing dual-branding initiative and investment in new formats has made these identifiers less meaningful. The Company now identifies its stores as one of the following: combination food-drug store, conventional store (which includes non-Extreme Inc. warehouse stores), stand-alone drugstore,

Bristol Farms store or Extreme Inc. store. The Company also operates fuel centers near existing stores and online grocery and drugstore Web sites.

The Company’s combination food-drug stores combine grocery and drug stores under one roof. Most of these stores include a complete grocery offering, prescription drugs and an expanded section of cosmetics and general merchandise in addition to specialty departments such as service seafood and meat, bakery, lobby/video, service delicatessen, liquor and floral. Many also offer meal centers, party supply centers, coffee bars, in-store banks, photo processing and destination categories for beverages, snacks, pet care products, paper products and baby care merchandise. These services and product offerings are provided for easy, one-stop shopping. Combination food-drug stores are typically located in neighborhood shopping centers and range in size from 35,000 to 60,000 square feet. As of February 3, 2005, the Company’s divisions operated 1,521 combination food-drug stores.

Conventional food stores are less than 35,000 square feet and focus their product and service offerings primarily on food departments. Conventional stores do offer many of the same product and service offerings as combination food-drug stores, but on a limited basis. As of February 3, 2005, the Company’s divisions operated 265 conventional stores.

The Company’s stand-alone drugstores offer convenient shopping and prescription pickup as well as a wide assortment of general merchandise, health and beauty care products, over-the-counter medication, greeting cards and photo processing. Many newer stores have expanded their product offerings to include limited grocery and convenience items requiring freezing or refrigeration. The Company’s stand-alone drugstores are typically located on corners and in shopping centers and many offer a drive-thru pharmacy. As of February 3, 2005, the Company’s divisions operated 695 stand-alone drugstores.

During 2004, the Company began an intense focus on format differentiation with the introduction of Extreme Inc. and the acquisition of Bristol Farms. Extreme Inc. is an independently managed subsidiary which operates price impact stores. These low-price, limited-service stores feature an innovative new store design coupled with a unique merchandising format tailored to the demands of customers in their neighborhoods. As of February 3, 2005, Extreme Inc. operated 11 stores under the Super Saver banner.

In September 2004 the Company acquired Bristol Farms, a gourmet and specialty food retailer. As of February 3, 2005, Bristol Farms operated 11 stores in Southern California. Bristol Farms stores offer a gourmet and natural product assortment in stores that range in size from 7,200 to 29,700 square feet. In addition, Bristol Farms offers premium catering services and several stores offer in-store dining.

As of February 3, 2005, the Company operated 234 fuel centers in 22 states. Fuel centers are generally located in the parking lots of stores operated by the Company’s divisions and subsidiaries. Fuel centers feature three to six fuel pumps and a small building, ranging in size from a pay-only kiosk to a convenience store.

In November 1999 Albertsons introduced its own grocery delivery Web site when Albertsons.com entered the Seattle, Washington market. Since the launch of Albertsons.com, the Company has continued to introduce this service to more areas. As of February 3, 2005, Albertsons.com operated in and around Phoenix, Arizona; Los Angeles, Oakland, Palm Springs, Sacramento, San Diego, San Jose, San Francisco and Santa Barbara, California; Boise, Idaho; Las Vegas, Nevada; New Jersey; Pennsylvania; Portland, Oregon; Dallas/Fort Worth, Texas; Salt Lake City, Utah; and Seattle and Vancouver, Washington. By using its brick-and-mortar stores, Albertsons has evolved its online model to take advantage of its retail grocery expertise, brand recognition and existing infrastructure. With more than five years of experience, Albertsons.com offers a reliable and proven online grocery service that delivers products direct from the store to the customer’s location. Savon.com, Albertsons online drugstore, serves the Company’s customers nationwide. Savon.com has a nationwide online pharmacy service that offers sundry items, new and refill prescriptions and consumer health information. The Web site allows customers across the country the freedom to have new or refilled prescriptions ready for pickup at any pharmacy operated by the Company’s divisions, or mailed to their location of preference.

Distribution Centers and Suppliers

The Company’s retail operations are supported by 19 major Company distribution centers. These distribution centers provide product to the stores operated by the Company’s divisions and subsidiaries.

In an effort to obtain merchandise at the lowest possible cost, the Company also supplies stores through outside suppliers and directly from manufacturers. The Company believes that it is not dependent on any one supplier and considers its relations with its suppliers to be satisfactory.

Marketing and Merchandising

The Company’s brand promise is “Working Hard to Make Life Easier for Our Customers”. This is reinforced to customers through associate education and print and media advertising.

With the Company’s brand promise in mind, the Company strives to merchandise stores that cater to the neighborhoods served. For example, some stores offer a variety of products in categories such as Asian, Hispanic and kosher foods.

In addition, a principal component of the Company’s merchandising strategy is to offer a broad array of products and time-saving services that are a part of a solution to today’s lifestyle demands. The Company’s dual branding initiative is designed to serve this merchandising strategy. One of Albertsons strategic advantages in today’s marketplace comes from the Company’s unique expertise in operating food stores and drugstores. Albertsons has decades of experience in operating these two formats. This unique position in the marketplace has enabled the Company to bring together separate retail brands, creating dual branded stores that leverage the Company’s separate food and drug expertise and brand equity and make life easier for customers by providing one-stop shopping for food and drug needs. The Company began expanding the dual branding concept in 2001 and continued to roll-out the dual branding concept through 2004. The Company expects to continue to dual brand stores in nearly every market in 2005. As of February 3, 2005, 677 of the stores operated by the Company’s divisions were dual branded.

The Company continues to test additional ways to further the Company’s brand promise by adding to its stores natural and organic sections, international food sections, in-store bakeries and delicatessens, prepared foods sections and gourmet coffee service. Some stores also feature a selection of prepared foods and daily selections of home meal replacement items, such as rotisserie chicken, fried chicken, tamales, meat loaf and other dinner entrees, sandwiches, pre-packaged salads and prepared fresh vegetables. The Company is also expanding the bakery in some stores, offering an expanded selection of baked goods and self-service selections. Finally, the Company has joined forces with other retailers (including Toys R Us® and Starbucks®) to provide a wider selection of quality merchandise to its customers.

All of the Company’s stores carry a broad range of national brands and offer Our Own Brands (or private label) products in many merchandise categories. During 2003, the Company launched its premium own brand, essensiaTM products. As of February 3, 2005, the Company offered 198 products under the essensiaTM brand. In 2004, the Company launched equalineTM and HomeLifeTM, its own brand products in the health and beauty and general merchandise categories. The Company’s stores provide consumer information such as nutritional signing in the meat and produce departments, freshness code dating, unit pricing, meal ideas and food information pamphlets.

Associates

As of February 3, 2005, the Company employed approximately 241,000 associates, of which approximately 55% were covered by collective bargaining agreements, primarily with the United Food and Commercial Workers and International Brotherhood of Teamsters. Labor agreements covering approximately 37,000 associates expire during 2005. Negotiations with respect to some of these contracts have commenced. There can be no assurances that the Company will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms.

The Company considers its present relations with associates to be satisfactory. The Company values its associates and believes that loyalty, enthusiasm and commitment are key elements of its operating performance.

Environmental

The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and groundwater contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of properties). The Company conducts an ongoing program for the inspection and evaluation of potential new sites and the remediation and monitoring of contamination at existing and previously owned sites. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the costs of required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Environmental remediation costs were not material in 2004, 2003 or 2002.

Government Regulation

The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, the Environmental Protection Agency and other federal, state and local agencies. The Company’s stores are also subject to local laws regarding zoning, land use, the sale of restricted products including tobacco, alcohol and pseudoephedrines, food preparation and sanitation. In recent years, an increasing number of legislative proposals have been introduced and passed in Congress and in some state legislatures that could result in major changes in health care coverage, delivery and reimbursement, both nationally and at the state level. For example, Congress passed the Medicare Prescription Drug Improvement and Modernization Act of 2003, which includes new prescription drug benefits for Medicare participants. Also, in recent years, both federal and state authorities have proposed or passed new legislation that imposes on healthcare providers, including pharmacies, significant additional obligations concerning the protection of confidential patient medical records and information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes certain requirements, including the protection of confidential patient medical records and other information. Compliance with these regulations, particularly HIPAA, requires that we implement complex changes to our systems and processes. The Company believes that its locations comply, in material respects, with such laws and regulations.

Competition

Food, drug and general merchandise retailing involves intense competition with numerous competitors. Direct competition comes from a variety of sources, including supermarket chains, independent and specialty grocers, specialty retailers and large-scale drug retailers. Increasing competition also exists from convenience stores, prepared food retailers and Internet and mail order retailers. The biggest competitive impact on the food retailing industry, however, has been the growth of low-price retailers, primarily supercenters and discount stores. The rapid growth of the low-price format has shown that while convenience, quality, product assortment and customer service remain important factors in creating a competitive advantage, price is increasingly a significant driver of consumer choice in the food retailing industry.

Seasonality

The Company is subject to effects of seasonality. Sales have historically been higher in the Company’s fourth quarter than other quarters due to the holiday season and the increase in cold and flu occurrences.

Available Information

The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge through the Company’s Web site at http://www.albertsons.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).

Item 2. Properties.

During the past ten fiscal years, the Company has built or acquired 2,198 stores. Approximately 90% of the Company’s retail square footage has been opened, acquired or remodeled during this period.

Albertsons stores are located in 37 states with concentration in the Northeast, Western, Midwest and Southern areas of the United States. The table below is a summary of the stores by state and classification as of February 3, 2005:

	Combination
	Food-Drug	Stand-Alone	Conventional Food	Other
	Stores	Drugstores	Stores	Stores (a)	TOTAL	Fuel Centers (b)
Arizona	61	77	—	—	138	18
Arkansas	1	—	—	—	1	—
California	320	331	124	11	786	8
Colorado	52	—	9	—	61	12
Connecticut	24	—	2	—	26	—
Delaware	10	—	2	—	12	1
Florida	124	—	—	—	124	16
Idaho	30	—	4	—	34	16
Illinois	166	86	15	—	267	23
Indiana	6	44	—	—	50	1
Iowa	1	11	—	—	12	—
Kansas	—	22	—	—	22	—
Louisiana	22	—	—	2	24	11
Maine	23	—	—	—	23	—
Maryland	3	—	5	—	8	1
Massachusetts	80	—	14	—	94	—
Michigan	—	1	—	—	1	—
Minnesota	—	1	—	—	1	—
Missouri	—	33	—	—	33	—
Montana	18	8	14	—	40	5
Nebraska	1	4	—	—	5	1
Nevada	49	42	2	—	93	11
New Hampshire	29	—	6	—	35	—
New Jersey	37	—	24	—	61	—
New Mexico	21	4	2	—	27	4
North Dakota	2	6	—	—	8	—
Oklahoma	31	—	—	—	31	16
Oregon	46	—	9	—	55	13
Pennsylvania	44	—	12	—	56	1
Rhode Island	15	—	—	—	15	—
South Dakota	1	1	—	—	2	—
Texas	148	—	—	9	157	47
Utah	48	—	1	—	49	9
Vermont	7	—	11	—	18	—
Washington	76	—	9	—	85	16
Wisconsin	15	24	—	—	39	1
Wyoming	10	—	—	—	10	3

Total	1,521	695	265	22	2,503	234

Retail Square Footage by Store Type (000’s)	83,131	12,798	7,433	862	104,229	(b	)

(a) Includes 11 Bristol Farms stores and 11 Extreme Inc. stores.

(b) All fuel centers are located adjacent to retail stores, therefore the Company does not count fuel centers as separate stores. The square footage of fuel centers is included with the square footage of adjacent stores.

The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on invested capital. It also examines opportunities to consolidate distribution facilities when appropriate. During 2004, approximately 79% of the merchandise purchased for resale in the retail stores operated by the Company’s divisions and subsidiaries was received from Company distribution centers.

Albertsons distribution system consists of 19 major distribution facilities located strategically throughout the Company’s operating markets and four smaller distribution facilities. The table below is a summary of the Company’s distribution facilities and the product categories they support, as of February 3, 2005:

							General		Square Footage
Major Distribution Facilities	Grocery	Frozen Food	Liquor	Produce	Meat & Deli	Health & Beauty	Merchandise	Pharmaceuticals	(000’s)

Melrose Park, Illinois	X	X		X	X				1,662

Lancaster, Pennsylvania	X			X	X	X	X		1,413

Brea, California	X	X			X				1,331

La Habra, California	X		X			X	X	X	1,203

Fort Worth, Texas	X	X		X	X				1,131

Plant City, Florida	X	X	X	X	X	X			1,011

Irvine, California	X			X					1,009

Elk Grove, Illinois	X					X	X	X	933

Vacaville, California	X								854

Portland, Oregon	X	X		X	X				834

Phoenix, Arizona	X	X	X	X	X				734

Salt Lake City, Utah	X	X		X	X				660

Wells, Maine	X	X							536

San Leandro, California		X		X	X				480

Sacramento, California	X	X	X	X	X				442

Ponca City, Oklahoma						X	X	X	420

Denver, Colorado	X	X		X	X				388

Boise, Idaho						X	X		302

Methuen, Massachusetts				X	X				291

Other Distribution Facilities

Northborough, Massachusetts	X					X	X		93

Carson, California	X		X	X	X				40

Las Vegas, Nevada			X						30

Indianapolis, Indiana			X						22

TOTAL SQUARE FOOTAGE –
All Distribution Facilities
(000’s)									15,819

The Company currently prefers to finance the construction of most new retail store and distribution facilities internally, thus retaining ownership of its land and buildings. During 2005, the Company’s internal expansion plans are expected to be financed primarily from cash provided by operating activities. The Company has and expects to continue to finance a portion of its new stores through lease transactions when it does not have the opportunity to own the property.

As of February 3, 2005, the Company held title to both the land and buildings of 40% of the Company’s stores and held title to the buildings on leased land of an additional 10% of the Company’s stores. The Company also holds title to the land and buildings of most of its administrative offices and distribution facilities.

Item 3. Legal Proceedings.

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson’s, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs’ allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers’ compensation costs, cash shortages, premises liability and “shrink” losses in violation of California law. In October 2001 the court granted summary judgment against Sav-on Drug Stores, finding one of its bonus plans unlawful under plaintiffs’ liability theory. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated (“Gardner/Petersen case”) and in August 2002 a class action with respect to the consolidated case was certified by the court. On December 20, 2004, the court granted final approval to a settlement reached by the parties. Based on the information presently available to the Company, management does not expect that the payments under this settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. However, on August 26, 2004, the California Supreme Court reversed this decision and remanded the case to the trial court. The Company continues to believe it has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly owned subsidiary of the Company and Dominick’s Finer Foods, Inc. in the Circuit Court of Cook County, Illinois alleging milk price fixing (Maureen Baker et al. v. Jewel Food Stores, Inc. and Dominick’s Finer Foods, Inc., Case No. 00L 009664). In February 2003 the trial court found in favor of the defendants and dismissed the case with prejudice. The plaintiffs appealed, but on January 12, 2005, the Illinois Appellate Court upheld the trial court’s dismissal of the case. Plaintiffs have now appealed to the Illinois Supreme Court. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In September 2000 an agreement was reached and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during fiscal 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow-subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. These documents are being assessed. Second, in response to the Court’s instruction to plaintiffs counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims. This information is being assessed. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertsons, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores paid terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. The Company believes that it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On November 1, 2001, the Environmental Protection Agency (“EPA”) notified Jewel Food Stores, Inc., an indirect wholly owned subsidiary of the Company, of alleged violations of the Clean Air Act. No notice of violation was issued, but following discussions between the Company and the EPA, the Company and the EPA entered a consent decree establishing technical protocols for the refrigerant management program, setting a penalty of $0.1, and requiring Jewel to substitute non-ozone depleting refrigerant for existing refrigerant in some stores sooner than the industry-wide deadline.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”) which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Company filed its answer on February 24, 2004. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2004 a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar v. Albertson’s, Inc.) by a grocery manager seeking recovery including overtime pay based upon plaintiff’s allegation that he and other grocery managers were improperly classified as exempt under California law. The Dunbar case is currently in discovery, and a class certification hearing is scheduled for June 2005. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In July 2004, a case similar to Dunbar involving salaried drug/merchandise managers was filed in the same court (Victoria A. Moore, et al. v. Albertson’s, Inc.). In March 2005, the parties reached a tentative settlement, which remains subject to court approval. Based on information presently available to the Company, management does not expect that payments under this settlement, if approved in the present form, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 3A. Executive Officers of the Registrant.

	Age as of		Date First Appointed
Name	3/31/05	Position	as an Executive Officer
Lawrence R. Johnston	56	Chairman of the Board, Chief Executive Officer and President	04/23/01

Robert C. Butler	56	Executive Vice President, Food Operations and President, Intermountain West Division	03/21/00

Romeo R. Cefalo	55	Executive Vice President, Real Estate, Construction, Store Development and New Formats	03/21/00

Robert J. Dunst, Jr.	44	Executive Vice President and Chief Technology Officer	11/19/01

Clarence J. Gabriel	51	Executive Vice President, Supply Chain and Asset Management	01/13/03

Paul T. Gannon	52	Executive Vice President and Chief Marketing Officer	09/13/04

Kathy J. Herbert	51	Executive Vice President, Human Resources	09/17/01

Duncan C. Mac Naughton	42	Senior Vice President, Merchandising	02/04/05

John R. Sims	55	Executive Vice President and General Counsel	03/25/02

Felicia D. Thornton	41	Executive Vice President and Chief Financial Officer	08/22/01

Kevin H. Tripp	50	Executive Vice President, Drugstore Operations and President, Drug Division	12/11/00

Lawrence R. Johnston has served as President since July 24, 2003 and Chairman of the Board and Chief Executive Officer since April 23, 2001. Previously, he served as President and Chief Executive Officer, General Electric Appliances Division (maker of major household appliances and a division of General Electric Company, a diversified industrial corporation) from November 1999; President and Chief Executive Officer, General Electric Medical Systems-Europe, Middle East and Africa from 1997 and Chairman of General Electric Company’s European Corporate Executive Council from 1998 to 1999.

Robert C. Butler became Executive Vice President, Food Operations and President, Intermountain West Division on February 20, 2004. Previously, he served as Executive Vice President, Operations from March 21, 2000.

Romeo R. Cefalo became Executive Vice President, Real Estate, Construction, Store Development and New Formats on February 20, 2004. Previously, he served as Executive Vice President, Operations from March 21, 2000.

Robert J. Dunst, Jr. became Executive Vice President and Chief Technology Officer on November 19, 2001. Previously, he served as Vice President, Applications Development, Safeway, Inc. (food and drug retailing) and Director, Systems Architecture and Infrastructure, Safeway, Inc. from 1995.

Clarence J. Gabriel became Executive Vice President, Supply Chain and Asset Management on February 4, 2005. Previously, he served as Executive Vice President, Merchandising and Supply Chain from January 8, 2004; Executive Vice President, Supply Chain from January 13, 2003; President, Chief Executive Officer and Chairman of the Board, Newgistics, Inc. (returns management solutions for direct retailers) from June 2000 and Division President, Corporate Express (business-to-business supplier of office and computer products and services) from November 1997.

Paul T. Gannon became Executive Vice President and Chief Marketing Officer on September 13, 2004. Previously, he served as President and Chief Executive Officer, Shaw’s Division from April 2004. Prior to the Company’s acquisition of Shaw’s in April 2004, Mr. Gannon served as the President and Chief Executive Officer of Shaw’s Supermarkets, Inc. (food and drug retailing) from November 2002; President and Chief Operating Officer of Shaw’s Supermarkets, Inc. from May 2002, Chief Operating Officer of Shaw’s Supermarkets, Inc. from February 2001, and Executive Vice President, Real Estate and Marketing of Shaw’s Supermarkets, Inc. from September 1999.

Kathy J. Herbert became Executive Vice President, Human Resources on September 17, 2001. Previously, she served as Vice President, Human Resources, Jewel-Osco Division, American Stores Company (food and drug retailing) and subsequently Albertsons from April 1998.

Duncan C. Mac Naughton became an executive officer on February 4, 2005, and has served as Senior Vice President, Merchandising since June 18, 2004. Previously, he served as Group Vice President, Grocery Merchandising from November 2003 and Group Vice President, Grocery Merchandising and Own Brand, HEB Grocery Company (food retailing) from 1998.

John R. Sims became Executive Vice President and General Counsel on March 25, 2002. Previously, he was Vice President and Deputy General Counsel with Federated Department Stores, Inc. (department store retailing) from 1990.

Felicia D. Thornton became Executive Vice President and Chief Financial Officer on August 22, 2001. Previously, she was a business consultant for HASC (private real estate holdings) from January 2001 and Group Vice President, The Kroger Co. (food and drug retailing) from February 1999.

Kevin H. Tripp became Executive Vice President, Drugstore Operations and President, Drug Division on April 1, 2004. Previously, he served as Executive Vice President, Operations and Pharmacy from June 1, 2002, Executive Vice President, Drug and General Merchandise from December 11, 2000 and President, Drug Region from June 23, 1999.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of 2004 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on both the New York Stock Exchange and the Pacific Stock Exchange under the symbol ABS. As of March 24, 2005, there were approximately 26,358 holders of record. The following table sets forth the reported high and low stock prices by quarter as reported by the NYSE and dividends declared:

	Common Stock Market Price
			Dividends
	High	Low	Declared
2004
Fourth Quarter	$25.93	$22.35	$0.19
Third Quarter	25.80	22.30	0.19
Second Quarter	27.75	22.43	0.19
First Quarter	25.33	21.57	0.19
2003
Fourth Quarter	$24.19	$19.50	$0.19
Third Quarter	23.65	18.40	0.19
Second Quarter	21.91	17.91	0.19
First Quarter	21.71	17.76	0.19

The Company has paid cash dividends on its common stock since 1959. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends and the form in which the dividends are paid (cash or stock) depend upon many factors, including the results of operations and the financial condition of the Company.

Information concerning the Company’s stock repurchases during each month in the 14 weeks ended February 3, 2005 (dollars in millions except per share data):

Issuer Purchases of Equity Securities

				(c)	(d)
				Total Number Of	Maximum Number (Or
				Shares (Or Units)	Approximate Dollar
				Purchased As Part	Value) Of Shares
	(a)			Of Publicly	(Or Units) That May
	Total Number of		(b)	Announced Plans Or	Yet Be Purchased
	Shares (Or Units)		Average Price Paid	Programs	Under The Plans Or
Period	Purchased		Per Share (Or Unit)	(1)	Programs

October 29 – November 30, 2004	—		$ —	—	$500
December 1 – December 31, 2004	60,880	(2)	23.28	—	500
January 1 – February 3, 2005	19,712	(2)	23.33	—	500

(1)	During 2004, the Company did not repurchase any shares of common stock under a Board authorized repurchase program. On December 16, 2004, the Board of Directors reauthorized management, at its discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2005.

(2)	Represents shares surrendered or deemed surrendered to the Company to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock based compensation plans.

Item 6. Selected Financial Data.

The following data have been derived from the consolidated financial statements of the Company and should be read in conjunction with those statements.

	53 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
(Dollars in millions,	February 3,	January 29,	January 30,	January 31,	February 1,
except per share data)	2005	2004	2003	2002	2001

Operating Results:
Sales	$39,897	$35,107	$35,316	$36,294	$35,221
Earnings from continuing operations	474	556	866	487	733
Net earnings	444	556	485	501	765
Net earnings as a percent to sales	1.11%	1.58%	1.38%	1.38%	2.17%

Common Stock Data:
Earnings per share from continuing operations:
Basic	$1.29	$1.51	$2.18	$1.20	$1.75
Diluted	1.28	1.51	2.17	1.19	1.75

Net earnings per share:
Basic	$1.20	$1.51	$1.22	$1.23	$1.83
Diluted	1.19	1.51	1.22	1.23	1.83

Cash dividends per share	$0.76	$0.76	$0.76	$0.76	$0.76

Financial Position:
Total assets	$18,311	$15,666	$15,477	$16,323	$16,392
Long-term debt and capitalized lease obligations	6,649	4,804	5,257	5,336	5,942

Other Year End Statistics:
Number of stores	2,503	2,305	2,287	2,421	2,512

The operating results include restructuring initiatives that were implemented in 2001, 2002 and 2004 (refer to Note 6 “Discontinued Operations, Restructuring Activities and Closed Stores” in the notes to the accompanying consolidated financial statements). Although these initiatives were similar, the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on February 1, 2002 required the financial statement presentation of these actions to be dissimilar. The Company’s financial statements were restated to classify the results of operations for the 2004 restructuring that resulted in the divestiture of 28 stores and three non-operating properties and the 2002 restructuring that resulted in the divestiture of 95 stores and two distribution centers and the elimination of four division offices, as discontinued operations for all periods. The operating results of the 165 stores divested under the 2001 restructuring are included in continuing operations of the Company’s financial statements for the periods prior to their sale or closure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Overview

All dollar amounts in this report are in millions, except per share data.

Albertsons is one of the largest retail food and drug chains in the world, based on sales. As of February 3, 2005, Albertsons, through its subsidiaries and divisions, operated 2,503 retail stores in 37 states. These stores operate under banners including Albertsons, Acme, Bristol Farms, Grocery Warehouse, Jewel, Jewel-Osco, Max Foods, Osco Drug, Sav-on Drugs, Shaw’s, Star Market and Super Saver. As of February 3, 2005, the Company employed a diverse workforce of approximately 241,000 associates. The Company’s operations are within a single operating segment, the retail sale of food and drug merchandise.

The Company’s results of operations, financial position and sources and uses of cash in the current and future periods reflect management’s focus on five strategic imperatives:

Aggressive Cost and Process Control. Each main category of expense, including labor, is monitored by a member of executive management. The Company committed to achieve annual cost reductions and cost avoidance of $1,000 by the end of fiscal 2005. Through February 3, 2005, one year ahead of schedule, the Company successfully met this goal by eliminating $1,002 of cost. The Company has now committed to reducing costs by an additional $250 by the end of fiscal 2006. The Company believes that continued focus on its consumer demand chain initiative, the multiple interlocking processes of marketing, merchandising and supply chain, coupled with savings generated through its recently launched Six Sigma program will play a key role in achieving these additional savings.

Maximize Return on Invested Capital. The Company has a formal process to review and measure all significant investments in corporate assets. The Company’s goal is to hold a number one or two market share position in each market it operates, or have a plan of action which provides a reasonable expectation of achieving this goal in order to continue to maintain an investment in that market. This process involves a thorough review at the individual asset or store level and at the market level. As a result of this process, the Company has taken the following actions:

•	In 2002, exited four underperforming markets, resulting in the sale or closure of 95 stores, two distribution centers and the elimination of four division offices.

•	In 2003, closed 61 underperforming stores.

•	In 2004, exited two underperforming markets, resulting in the sale or closure of 28 stores and three non-operating properties, and implemented a new organizational structure in its Intermountain West and Dallas/Ft. Worth Divisions intended to eliminate layers of management and streamline operations. More importantly, however, the Company began an intense focus on format differentiation in 2004 and made investments in Bristol Farms, a premier fresh and specialty retailer in Southern California, and Extreme Inc., price impact stores being operated, as of February 3, 2005, in Dallas, Texas and Baton Rouge, Louisiana.

During 2005, the Company intends to continue to examine both its asset portfolio and opportunities to expand its format differentiation program.

Customer-focused Approach to Growth. The Company intends to invest many of the savings from its expense and process control programs back into the marketplace in order to drive sales and earnings growth over time, although potentially at the expense of gross margin in the near term. The Company’s focus is on the following programs:

•	Target investments in Southern California to enhance customer loyalty and increase profitability.

•	Expand the “Check the Price” program launched in September 2004, under which the Company is lowering everyday prices on selected products.

•	Increase Our Own Brands product penetration through continued introductions in essensiaTM, the Company’s premium line, equalineTM, the Company’s new brand for health and beauty products, HomeLifeTM, the Company’s new line of general merchandise products and the Company’s other banner product lines.

•	Continue rollout of the new “Renaissance” drug store format, which provides an expanded product selection in several key categories and an enhanced shopping experience with the revitalized look and feel of the store compared to a traditional drugstore.

Company-wide Focus on Technology. Albertsons utilizes technology to better serve customers, connect with consumers and to improve operating efficiencies. In 2002, Albertsons established an information technology plan, which called for the replacement or upgrade of over three-quarters of the Company’s current systems by 2007. As the five-year strategy continues to be executed, the Company is leveraging technology as a strategic asset throughout the Company, from supply chain, merchandising and customer service to human resources. The Company believes that its investment in technology systems and processes will help to create an industry leadership position and a competitive advantage. A robust governance council manages the strategic roadmap, ensuring that projects are on track and on time.

Energized Associates. The Albertsons leadership team is charged with creating an uplifting atmosphere for associates and inspiring positive attitudes throughout the Company. Albertsons believes that a team of energized associates who share a positive attitude will help to create a competitive advantage for the Company. Associates are energized by a culture of lifelong learning, the ability to participate in career development and advancement opportunities, diversity networks and affinity groups and a performance management process that requires goal setting, tracking and measuring. The Company has successfully established a “pay for performance” environment that rewards associates who consistently achieve or exceed targets and deliver results. Competitive compensation programs are reviewed on a regular basis to ensure they are meeting the needs of associates and the Company. Consistent, frequent communication from leaders is well established through a series of weekly and monthly satellite broadcasts, a weekly online message from the CEO, and regularly scheduled town hall meetings.

The Company’s focus on these five strategic imperatives is designed to address the intense competitive landscape of the retail food and drug industry. Today, direct competition comes from a variety of sources, including supermarket chains, independent and specialty grocers, specialty retailers and large-scale drug retailers. Increasing competition also exists from convenience stores, prepared food retailers, Internet and mail-order retailers. The biggest competitive impact on the food retailing industry, however, has been the growth of low price retailers, primarily supercenters and discount stores. The rapid growth of this format has shown that while convenience, quality, product assortment and customer service remain important factors in creating a competitive advantage, price is increasingly a significant driver of consumer choice in the food retailing industry. Rapid growth of the supercenter format has been most evident in markets such as the Northwest and Southwest portions of the United States. Competition from discount formats is now increasing in other geographic areas.

Also impacting the retail food and drug industry is the overall economy of the United States. While most key economic indicators impact the Company’s operations to some degree, there are higher correlations to food inflation, fuel prices and consumer confidence. As the low price retail format continues to grow, the ability of the Company to pass along price increases in times of food inflation is challenging, which negatively impacts gross margin. Similarly, when fuel prices increase and consumer confidence remains low, the price sensitivity of the already price-conscious consumer increases.

Notwithstanding these competitive and economic forces, the Company believes that its relentless focus on its five strategic imperatives will enable it to eventually achieve its vision – becoming the world’s number one food and drug retailer in the areas of market value, scale and profitability.

Certain amounts in the Company’s Consolidated Balance Sheet as of February 3, 2005 included herein differ from those amounts reported in the Company’s preliminary unaudited balance sheet included in the earnings release dated March 15, 2005. These differences arose from a change in tax balances and goodwill related to the Company’s acquisition of Shaw’s, specifically in Prepaid and other current assets, Goodwill, Other current liabilities and Other long-term liabilities and deferred credits. The Company believes that these revised amounts are not materially different from those reported in the earnings release.

Significant Events

Southern California Labor Dispute
Results of operations for the years ended February 3, 2005 and January 29, 2004 were unfavorably impacted by the labor dispute with the Company’s retail union associates in Southern California that began on October 12, 2003 and lasted into the first quarter of 2004 (the “Labor Dispute”). The Labor Dispute resulted in decreased sales in the Company’s Southern California combination food-drug and conventional food stores and decreased gross margin as a result of decreased volume, increased inventory shrink, sales mix changes and increased distribution costs. Sales in Southern California did rebound to pre-Labor Dispute levels by the third quarter of 2004, but through the fourth quarter of 2004, earnings had not yet returned as expected. Additional costs incurred in connection with the terms of new collective bargaining agreements resulting from the dispute included funding a one-time contribution to the union health and welfare fund of $36 and strike ratification bonus payments of $10. These amounts were charged to earnings in 2004.

The Company, The Kroger Co. and Safeway Inc. (the “Retailers”) engaged in multi-employer bargaining with the United Food and Commercial Workers (“UFCW”) in connection with the Labor Dispute and, as a result, the Retailers entered into agreements (“Labor Dispute Agreements”) that, among other things, were designed to prevent the union from placing disproportionate pressure on one or more Retailer. The Labor Dispute Agreements provided for payments from any of the Retailers who gained from such disproportionate pressure to any of the Retailers who suffered from such disproportionate pressure. Amounts earned by the Company under the terms of the Labor Dispute Agreements totaled $46 in 2003 and $17 in 2004. Amounts earned were recorded as a reduction to selling, general and administrative expenses in the respective years and all amounts were collected in 2004.

Acquisition of Shaw’s
On April 30, 2004, the Company acquired J Sainsbury plc’s U.S. retail grocery store business (“Shaw’s”). The results of Shaw’s operations have been included in the Company’s consolidated financial statements since that date. The operations acquired consisted of 206 grocery stores in the New England area operated under the banners of Shaw’s and Star Market. The Company acquired Shaw’s for a variety of reasons, including attractive market share positions and real estate, the opportunity to realize numerous synergies and strong historical financial performance.

The aggregate purchase price was $2,578, which included $2,134 of cash, $441 of assumed capital lease obligations and debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the net proceeds from a subsequent mandatory convertible security offering (refer to Note 11 “Indebtedness” in the notes to the accompanying consolidated financial statements) to repay $1,117 of such commercial paper. The outstanding commercial paper is backed by the Company’s credit facilities.

Acquisition of Bristol Farms
On September 21, 2004, the Company acquired Bristol Farms for $137 in cash. Bristol Farms operates 11 specialty food retail stores in Southern California.

Southeastern United States Hurricanes
The 2004 results of operations were unfavorably impacted by the hurricanes that struck the Southeastern United States and the Company’s Florida operations during the third quarter of 2004. The Company has a combination of self-insured and purchased insurance coverage for natural disasters and incurred approximately $28 in unplanned costs on a pre-tax basis. Costs incurred primarily related to inventory spoilage, building and equipment repair costs, employee and community relief efforts and increased payroll. These costs were partially offset by a favorable pre-tax earnings impact estimated at $6 as residents purchased merchandise in advance of and shortly after the hurricanes.

Lease Accounting Correction
On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for rent holidays was not in accordance with GAAP. Historically, the Company did not commence recognizing rent expense until the start of the primary lease term. The Company now recognizes rent expense when it takes “possession and control” of the property, regardless of when the lease term begins. This period typically includes pre-opening construction or fixturing activity. As a result of this change, the Company incurred a pre-tax charge resulting in an increase to rent expense of $8 in 2004. See Note 2 “Summary of Significant Accounting Policies” in the notes to the accompanying consolidated financial statements for a discussion of the Company’s accounting policy for leases. The accompanying discussion of the Company’s results of operations and financial position includes the effect of the correction.

Results of Operations
Sales for 2004 (53 week year) were $39,897 compared to $35,107 in 2003 and $35,316 in 2002. The following table sets forth certain components of the Consolidated Earnings Statements expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

				Percentage Change
	Percent To Sales			Of Dollar Amounts
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Sales	100.00	100.00	100.00	13.6	(0.6)
Gross profit	28.04	28.62	29.16	11.4	(2.5)
Selling, general and administrative expenses	24.99	24.89	24.13	14.1	2.6
Restructuring credits	0.02	0.03	0.11	(5.3)	(72.2)
Interest, net	1.25	1.17	1.12	22.0	3.3
Earnings from continuing operations before income taxes	1.83	2.58	3.98	(19.5)	(35.5)
Earnings from continuing operations	1.19	1.58	2.45	(14.7)	(35.8)
Loss from discontinued operations	(0.08)	—	(0.81)	n.m.	n.m.
Cumulative effect of change in accounting principle, net	—	—	(0.27)	n.m.	n.m.
Net earnings	1.11	1.58	1.38	(20.2)	14.5

n.m. — not meaningful

Fiscal Year 2004 Compared to Fiscal Year 2003
Sales for the 53 weeks ended February 3, 2005 (“2004”) increased $4,790 or 13.6% as compared to the 52 weeks ended January 29, 2004 (“2003”). This increase was primarily due to the addition of 206 stores as a result of the Shaw’s transaction on April 30, 2004 and 11 stores acquired in the Bristol Farms transaction on September 21, 2004, lower than normal sales in 2003 as a result of the Labor Dispute and an extra week in 2004 as compared to 2003. By the fourth quarter of 2004, the Company had recaptured its 2002 pre-Labor Dispute market share and sales in its Southern California area. However, sales were unfavorably impacted by competitive pressures in other markets such as Dallas/Ft. Worth and in certain markets where the Company does not have a number one or number two market share position.

Identical store sales, calculated on a 53 week basis for both 2004 and 2003, decreased 0.3% and comparable store sales, also calculated on a 53 week basis for both 2004 and 2003, increased 0.2% as compared to 2003. The first week of 2004 has been used as the 53rd week of 2003. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales use the same store base as the identical stores except it includes replacement stores. The 206 acquired Shaw’s stores and the 11 acquired Bristol Farms stores are not included in the identical or comparable store sales annual computations and will not be included in the annual computation until fiscal year 2006, however the Shaw’s stores will be included in the quarterly calculation beginning in the second quarter of 2005 and Bristol Farms stores will be included in the quarterly calculation beginning in the fourth quarter of 2005. Declines in identical store sales and the slight increase in comparable store sales during 2004 are a result of the soft economy, increased competition from low-priced retailers such as supercenters, club stores and large-scale drugstore retailers and heavy promotional activity by traditional competitors. During 2005, the Company expects to continue to invest in pricing, promotion and advertising to capture market share and increase sales in key geographic markets.

Management estimates that overall inflation in products the Company sells was 0.8% in the 12 months ended February 3, 2005 as compared to 0.5% in the 12 months ended January 29, 2004.

During 2004 the Company acquired 172 combination food-drug stores, 34 conventional food stores and 11 specialty retail stores as part of the Shaw’s and Bristol Farms acquisitions. The Company also opened 43 combination food-drug stores, 15 stand-alone drugstores, one conventional food store, 11 Extreme Inc. price impact stores and 13 fuel centers. The Company closed or sold 47 combination food-drug stores, 15 conventional food stores and 27 stand-alone drugstores. The Company also remodeled 186 stores. Net retail square footage of continuing operations was 104.2 million square feet at the end of 2004 as compared to 94.0 million square feet in 2003.

Gross profit, as a percent to sales, decreased in 2004 as compared to 2003 due to continued planned investments in pricing, promotion and advertising to drive sales growth and market share. These investments occurred throughout the Company, especially in Southern California, in an effort to recapture market share following the resolution of the Labor Dispute. The factors causing a decline in gross profit, as a percentage of sales, were partially offset by savings generated from strategic sourcing and consumer demand chain initiatives, increased pharmacy gross margins as a result of benefits from a supply contract and increased Company-sourced generic drugs and increased sales growth in the Company’s Own Brands.

Selling, general and administrative (“SG&A”) expenses as a percent to sales increased slightly in 2004 as compared to 2003. This increase was primarily attributable to higher employee benefit costs, additional legal expense associated with pending and settled litigation, and higher professional expenses related to information technology infrastructure improvements and the Company’s consumer demand chain initiatives. The increase was also attributable to the unplanned and self-insured costs associated with the Southeastern United States hurricanes, ratification bonuses of $16 associated with the terms of the new collective bargaining labor agreements in California and Nevada, increased credit and debit card transaction fees and increased rent expense. In addition, SG&A as a percent to sales in 2003 was favorably impacted by $46 earned under the Labor Dispute Agreements. Partially offsetting these factors, SG&A as a percent to sales benefited in 2004 from lower wages and benefits related to a decrease in bonus expense, increased sales leverage from the acquisition of Shaw’s, gains recognized on the disposal of property, a reduction in business taxes as a result of favorable state audit settlements and a reduction in incremental Labor Dispute costs recognized in the prior year.

The increase in employee benefit costs referenced above was a result of a one-time contribution to a union health and welfare fund of $36 associated with the terms of the new collective bargaining labor agreement in Southern California and unanticipated payments to two Northern California UFCW multi-employer health and welfare plans for funding deficits in 2004. Additionally, there was a $36 gain recognized in 2003 associated with the curtailment of postretirement medical benefits. The impact of these factors was partially offset by lower Company-sponsored health and welfare costs in 2004 due to the restructuring of the Company’s benefit plans in June 2004. Payments to multi-employer health and welfare plans represent mandatory contributions which are based on reserve requirements set forth in the related collective bargaining agreements. Some of the collective bargaining agreements up for renewal in the next several years contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s selling, general and administrative expenses could continue to increase, possibly significantly, in the future.

Interest, net, during 2004 totaled $500 as compared with $409 in 2003. This increase was attributable to interest costs on the issuance of the $1,150 mandatory convertible security used to repay commercial paper that was used to finance the acquisition of Shaw’s (refer to Note 11 “Indebtedness” in the notes to the accompanying consolidated financial statements) and an increase in interest on capital lease obligations resulting from the acquisition of Shaw’s.

The Company’s effective income tax rate from continuing operations for 2004 was 34.9%, as compared to 38.6% for 2003. This decrease was due primarily to a tax benefit arising from the resolution of prior year tax issues with the Internal Revenue Service and the implementation and effects of the Company’s tax savings initiatives which had a favorable impact on the current tax rate and also resulted in a favorable adjustment upon completion of the prior year tax returns.

Earnings from continuing operations were $474 in 2004 compared to $556 for 2003. This decrease was due to lower gross margins as a result of increased investments in pricing and promotion, higher employee benefit expenses as a result of a one-time contribution to the union health and welfare fund of $36 made under new collective bargaining labor agreements, and $46 earned in 2003 under the Labor Dispute Agreements compared to $17 earned in 2004. The decrease was also attributable to increased legal expense associated with pending and settled litigation, higher professional expenses for technology services, increased interest expense, unplanned and self-insured hurricane costs, increased credit and debit card transaction fees and increased rent expense. Although sales and market share in Southern California had returned to 2002 pre-Labor Dispute levels by the fourth quarter of 2004, earnings had not recovered to pre-Labor Dispute levels as a result of increased investment in pricing and promotion to grow sales and capture market share. The Company experienced earnings pressure in Northern California and Dallas/Ft. Worth due to intense competition, which also resulted in higher than anticipated pricing and promotional investment during 2004, and in certain other markets where the Company does not have a number one or number two market share position. The decline in earnings was partially offset by earnings from Shaw’s operations that were acquired in 2004, a reduction in wages and benefits, gains on the disposal of property and a reduction in the effective tax rate.

Net loss from discontinued operations was $30 in 2004 as compared to $0 in 2003. This loss resulted primarily from the Company’s decision, announced in June 2004, to sell, close or otherwise dispose of 21 operating stores in Omaha, Nebraska and the Company’s decision, announced in April 2004, to sell, close or otherwise dispose of seven operating stores and three non-operating properties in New Orleans, Louisiana.

Fiscal Year 2003 Compared to Fiscal Year 2002
Sales decreased $209 in 2003 as compared to the 52 weeks ended January 30, 2003 (“2002”) primarily due to the Labor Dispute. The Labor Dispute resulted in decreased sales in the Company’s Southern California combination food-drug and conventional food stores. These decreases were partially offset by an increased number of operating stores in 2003 as compared to 2002. In 2003, identical store sales decreased 2.8% as compared to 2002 and comparable store sales decreased 2.4% in 2003 as compared to 2002. This decrease in identical and comparable store sales was a direct result of the Labor Dispute. Excluding food stores in the Company’s Southern California area for the last 110 days of 2003 and 2002, identical store sales decreased 0.5% and comparable store sales decreased 0.1% in 2003 as compared to 2002.

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

	Actual	Labor		Adjusted
	Identical	Dispute		Identical
	Store Sales	Adjustment		Store Sales

52 weeks ended January 29, 2004	$33,142	$(718	) (1)	$32,424
52 weeks ended January 30, 2003	34,104	(1,520	) (2)	32,584

Year to year change	(962)			(160)
52 weeks ended January 30, 2003	34,104			32,584

Identical store sales percentage change	(2.8)%			(0.5)%

	Actual	Labor		Adjusted
	Comparable	Dispute		Comparable
	Store Sales	Adjustment		Store Sales

52 weeks ended January 29, 2004	$33,705	$(727	) (3)	$32,978
52 weeks ended January 30, 2003	34,547	(1,534	) (4)	33,013

Year to year change	(842)			(35)
52 weeks ended January 30, 2003	34,547			33,013

Comparable store sales percentage change	(2.4)%			(0.1)%

(1)	Represents the identical Southern California food store sales in 2003 during the last 110 days of the fiscal year ended January 29, 2004.

(2)	Represents the identical Southern California food store sales in 2002 during the last 110 days of the fiscal year ended January 30, 2003.

(3)	Represents the comparable Southern California food store sales in 2003 during the last 110 days of the fiscal year ended January 29, 2004.

(4)	Represents the comparable Southern California food store sales in 2002 during the last 110 days of the fiscal year ended January 30, 2003.

Management estimates that overall inflation in products the Company sells was 0.5% in the 12 months ended January 29, 2004 as compared to an overall deflation of 0.1% in the 12 months ended January 30, 2003.

During 2003 the Company opened 50 combination food-drug stores, 27 stand-alone drugstores, two conventional food stores and 29 fuel centers. The Company closed or sold 15 combination food-drug stores, 18 conventional food stores and 28 stand-alone drugstores. The Company also remodeled 192 stores. Net retail square footage of continuing operations was 94.0 million square feet at the end of 2003 as compared to 92.1 million square feet in 2002.

Gross profit, as a percent to sales, decreased in 2003 as compared to 2002 due to decreased sales leverage as a result of the Labor Dispute and continued, planned investments in pricing and promotion in key markets and categories to drive sales growth and market share. These investments were partially offset by savings generated from strategic sourcing initiatives, increased pharmacy gross margins as a result of benefits from a supply contract and increased Company-sourced generic drugs and increased Our Own Brands sales growth.

SG&A expenses as a percent to sales increased in 2003 as compared to 2002. This increase was attributable to the lack of sales leverage due to the Labor Dispute as well as higher depreciation costs associated with the Company’s continued investment in information technology and store development; increased compensation costs; increased workers’ compensation costs, primarily due to actual costs of prior years’ claims exceeding prior years’ estimated costs; increased employee benefit costs, primarily due to increases in Company and union sponsored health and welfare plans and increased pension charges, partially offset by a $36 gain associated with the curtailment of postretirement medical benefits for employees retiring after June 1, 2004; and contingent lease charges. The increased employee benefit costs experienced during the year were due, in part, to increases in mandatory contributions to multi-employer health care and pension plans to which the Company contributes.

Interest, net, during 2003 totaled $409 as compared with $396 in 2002. This increase was attributable to less interest being capitalized on construction projects during 2003. The decrease in capitalized interest was due to an overall reduction in capital expenditures, particularly for new stores.

Earnings from continuing operations were $556 in 2003 compared to $866 in 2002. This decrease was due to lost sales and earnings associated with the Labor Dispute, decreased gross margin associated with planned investments in pricing and promotion and an increase in depreciation, compensation costs, workers’ compensation costs and employee benefits costs.

Net earnings in 2003 were $556 or $1.51 per diluted share as compared to $485 or $1.22 per diluted share. The improvement in 2003 was a result of a charge of $379 in 2002 related to a strategic decision to exit underperforming markets and a charge of $94 in 2002 related to the adoption of a new accounting principle for the recognition of vendor funds, partially offset by the reduction in earnings from continuing operations in 2003 as a result of the Labor Dispute.

Discontinued Operations and Restructuring Activities
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

Discontinued Operations
In June 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the Omaha, Nebraska market, which consisted of 21 operating stores. Results of operations for those stores have been reclassified and presented as discontinued operations for 2004, 2003 and 2002. As of February 3, 2005 the Company had disposed of 14 properties, resulting in seven remaining properties with a value of $2 classified as Assets Held for Sale in the Consolidated Balance Sheet.

In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans, Louisiana market, which consisted of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for 2004, 2003 and 2002. As of February 3, 2005, the Company had disposed of six properties, resulting in four remaining properties with a value of $15 classified as Assets Held for Sale in the Consolidated Balance Sheet.

In 2002 the Company announced its plan to sell, close or otherwise dispose of its operations in four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 operating stores and two distribution centers and the elimination of four division offices. As of February 3, 2005 the Company had disposed of 82 properties, resulting in 13 remaining properties with a value of $2 classified as Assets Held for Sale in the Consolidated Balance Sheet.

Discontinued operations stores generated sales of $155, $329 and $600 for 2004, 2003 and 2002, respectively. The loss from discontinued operations of $30 for 2004 consisted of a loss from operations of $3, a write down of fixed assets and lease settlements of $63, gain on disposal of $18 and an income tax benefit of $18. The income from discontinued operations was not material to 2003 Consolidated Earnings. The loss from discontinued operations was $287 in 2002 and consisted of a loss from operations of $49, a write down of fixed assets, lease settlements and other costs of $379 and an income tax benefit of $141.

Restructuring Activities
In 2001 the Company committed to a plan to restructure its operations by 1) closing 165 underperforming stores, 2) closing four division offices, 3) centralizing processing functions to its store support centers, and 4) reducing overall store support center headcount. As of February 3, 2005, the Company had disposed of 136 properties, resulting in 29 remaining properties with a value of $2 classified as Assets Held for Sale in the Consolidated Balance Sheet.

The following table summarizes the accrual activity for future lease obligations related to discontinued operations, restructuring activities and closed stores:

	Balance				Balance
	January 29,				February 3,
	2004	Additions	Payments	Adjustments	2005

2004 Discontinued Operations	$—	$8	$(7)	$1	$2
2002 Discontinued Operations	8	—	(3)	1	6
2001 Restructuring Activities	19	—	(5)	(2)	12
Closed Stores	20	7	(7)	2	22

	$47	$15	$(22)	$2	$42

	Balance				Balance
	January 30,				January 29,
	2003	Additions	Payments	Adjustments	2004

2002 Discontinued Operations	$11	$—	$(4)	$1	$8
2001 Restructuring Activities	28	—	(9)	—	19
Closed Stores	30	5	(9)	(6)	20

	$69	$5	$(22)	$(5)	$47

	Balance				Balance
	January 31,				January 30,
	2002	Additions	Payments	Adjustments	2003

2002 Discontinued Operations	$—	$26	$(30)	$15	$11
2001 Restructuring Activities	61	6	(16)	(23)	28
Closed Stores	39	8	(16)	(1)	30

	$100	$40	$(62)	$(9)	$69

Liquidity and Capital Resources
Cash provided by operating activities during 2004 was $2,100, compared to $1,526 in 2003 and $1,984 in 2002. The increase in cash provided by operating activities in 2004 as compared to 2003 was due primarily to the implementation of strategic initiatives to lower inventories, increases in accounts payable as a result of lower payable balances in the prior year due to the Labor Dispute, collections of amounts earned under the Labor Dispute Agreements and return of a deposit from a third-party service provider. The increase in cash provided by operating activities in 2004 as compared to 2003 was also attributable to increased non-cash charges including depreciation and amortization and charges related to discontinued operations. The increase in depreciation and amortization was due to the Shaw’s acquisition and a higher mix of information technology expenditures which have a shorter useful life compared to store investments. These sources of operating cash were partially offset by lower earnings from continuing operations, gains on disposal of assets and the cost of funding the Company’s pension plans.

The decrease in cash provided by operating activities in 2003 as compared to 2002 was primarily due to lower earnings before interest, taxes, depreciation and amortization from continuing operations, a reduction in accounts payable due to lower inventory purchases and inventory turns in the Southern California area directly related to the Labor Dispute and increased inventory levels as a result of increased store count. These uses of cash were partially offset by a reduction in the Company’s income tax payable as a result of implementation of tax planning initiatives in 2003.

Cash flow used in investing activities for 2004 increased to $3,054 compared to $901 and $662 in 2003 and 2002, respectively. The increase in cash flow used in investing activities for 2004 as compared to 2003 was primarily the result of the $2,080 paid, net of cash acquired, to purchase Shaw’s and $134 paid, net of cash acquired, to purchase Bristol Farms, partially offset by capital expenditures in 2004 that were flat versus 2003 and lower than 2002. The increase in cash used in investing activities in 2003 as compared to 2002 was due primarily to proceeds from the sale of assets (primarily associated with the 2001 restructuring activities and the 2002 market exits) that were $488 greater than asset sale proceeds received in 2003, partially offset by lower capital expenditures in 2003.

Cash provided by financing activities in 2004 was $666 as compared to cash used in financing activities of $492 and $1,297 in 2003 and 2002, respectively. The primary difference in financing activity cash flows in 2004 as compared to 2003 was the receipt of proceeds from the mandatory convertible security offering and commercial paper borrowings used to acquire Shaw’s and Bristol Farms. These sources of cash were partially offset by cash used for payment on long-term borrowings in 2004. The decrease in cash provided by financing activities in 2003 as compared to 2002 was primarily due to the Company’s decision to purchase fewer shares of its common stock in 2003. In 2002, the Company purchased $862 of its common stock as compared to $108 in 2003.

The Board of Directors, at its March 2005 meeting, declared a quarterly cash dividend of $0.19 per share.

The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditures and to a lesser extent acquisitions. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods.

The Company had three revolving credit facilities totaling $1,400 during 2004. The first agreement, a 364-Day revolving credit facility with total availability of $400, will expire in June 2005. The second agreement, a five-year facility with total availability of $900, will expire in June 2009. The third agreement, a five-year facility with total availability of $100, will expire in July 2009. The 364-Day credit agreement contains an option which would allow the Company, upon due notice, to convert any outstanding amount at the expiration date to a term loan. The Company’s commercial paper program is backed by all three of these credit facilities. All of the agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.5 to 1 through April 30, 2005, 2.6 to 1 through April 30, 2006, and 2.7 to 1 thereafter and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007, and 4.0 to 1 thereafter. As of February 3, 2005, the Company was in compliance with these requirements. The Company had $349 in commercial paper borrowings outstanding and backed by these credit facilities at February 3, 2005 and no commercial paper or bank line borrowings outstanding at January 29, 2004.

In May 2004 the Company completed a public offering registered with the Securities and Exchange Commission of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an overallotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The senior notes bear an annual interest rate of 3.75%. In the first half of 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase common stock under the related purchase contract. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contract. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars.

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 (“2001 Shelf Registration”) to authorize the issuance of up to $3,000 in debt securities. In May 2001 the Company issued $600 of term notes under the 2001 Shelf Registration. The term notes are composed of $200 of principal bearing interest at 7.25% due May 1, 2013 and $400 of principal bearing interest at 8.0% due May 1, 2031. Proceeds were used primarily to repay borrowings under the Company’s commercial paper program. During 2002, 2003 and 2004, no securities were issued under the 2001 Registration Statement. As of February 3, 2005, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however, there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.

There were no purchases of the Company’s stock during 2004. During 2003, the Company purchased and retired 5.3 million shares of its common stock for a total expenditure of $108 at an average price of $20.26 per share. During 2002, the Company purchased and retired 35.1 million shares of its common stock for $862, at an average price of $24.54 per share. In December 2004, the Board of Directors reauthorized a program authorizing management, at their discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2005. The Company may continue or, from time to time suspend, purchasing shares under its stock purchase program without notice, depending on prevailing market conditions, alternate uses of capital and other factors.

At February 3, 2005, cash flows from operations and available borrowings were adequate to support planned business operations, stock purchases and capital expenditures. The Company has short-term financing capacity in the form of commercial paper or bank line borrowings up to $1,400 and long-term capacity under the 2001 Registration Statement of $2,400.

As of February 3, 2005, the Company’s credit ratings were as follows:

	S & P	Moody’s	Fitch

Long-term debt	BBB	Baa2	BBB
Short-term debt	A2	P2	F2

On March 16, 2005, Standard & Poor’s Rating Services (“S&P”) announced that it had placed the ratings of the Company, The Kroger Co., and Safeway, Inc. on credit watch with negative implications. S&P also announced that they expected any downgrade to be limited to one notch with ratings not expected to fall below investment grade. The Company does not have any credit rating downgrade triggers that would accelerate repayment in the Company’s fixed-term debt portfolio were a downgrade in the Company’s credit ratings to occur. Similarly, a downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities. However, any adverse changes to the Company’s credit ratings would increase the cost of borrowings under the Company’s credit facilities. In addition, a downgrade could limit the Company’s ability to issue commercial paper. Should this occur the Company might seek alternative sources of funding, including the issuance of notes under the 2001 Registration Statement. In addition, up to $1,400 could be drawn upon from the Company’s senior unsecured credit facilities.

Contractual Obligations, Commercial Commitments and Guarantees

Contractual Obligations
The Company enters into a variety of legally binding obligations and commitments in the normal course of its business. The table below presents, as of February 3, 2005, the Company’s long-term contractual obligations and commitments which are considered to represent known future cash payments that the Company will be required to make under existing contractual arrangements. Some amounts are based on management’s estimates and assumptions and amounts actually paid may vary from those reflected in the table.

Contractual Obligation		Payments Due By Period
					2010 and
	Total	2005	2006 - 2007	2008 - 2009	Thereafter

Long-term debt, including current portion (1)	$6,006	$214	$384	$1,654	$3,754
Interest on long-term debt(2)	4,857	378	731	722	3,026
Capital lease obligations (3)	2,015	114	223	223	1,455
Operating leases (3)	4,725	374	697	632	3,022
Purchase obligations (4)
Utilities (5)	118	109	9	—	—
Contracts for purchase of property and construction of buildings	40	40	—	—	—
Transportation contracts	4,065	962	1,773	1,156	174
Other
Self insurance liability	895	263	323	142	167
Compensation and benefits	649	65	58	46	480
Other long-term liabilities	4	3	1	—	—

Total contractual cash obligations	$23,374	$2,522	$4,199	$4,575	$12,078

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

(2) Amounts include contractual interest payments using the interest rate as of February 3, 2005 applicable to the Company’s commercial paper and stated fixed interest rates for all other debt instruments.

(3) Represents the minimum rents payable under capital leases and includes operating leases associated with closed stores accrued for under the Company’s restructuring and closed store reserves. Amounts are offset by expected sublease income.

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

(5) The Company has entered into supply contracts to purchase specified quantities of electricity and natural gas that have terms through 2006. The amounts included in the table reflect projected purchases based on historical usage and contracted rates.

Commercial Commitments

The Company had outstanding letters of credit of $124 as of February 3, 2005, all of which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company’s credit facilities. Of the $124 outstanding at year end, $97 were standby letters of credit covering primarily workers’ compensation or performance obligations. The remaining $27 were commercial letters of credit supporting the Company’s merchandise import program. The Company paid issuance fees on letters of credit outstanding as of February 3, 2005, that varied, depending on type, up to 0.75% of the outstanding balance of the letter of credit.

Guarantees

The Company provides guarantees, indemnifications and assurances to others in the ordinary course of its business. The Company has evaluated its agreements that contain guarantees and indemnification clauses in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

The Company is contingently liable for certain operating leases that were assigned to third parties in connection with various store closures and dispositions. If any of these third parties fails to perform its obligations under the lease, the Company could be responsible for the lease obligations. In 2003 the Company was notified that certain of these third parties had become insolvent and were seeking bankruptcy protection. At January 29, 2004, approximately 26 store leases for which the Company was contingently liable were subject to the bankruptcy proceedings of such third parties and 22 of those had been rejected by the applicable third party. The Company recorded pre-tax charges of $20 in 2003, which represents the remaining minimum lease payments and other payment obligations under the 22 rejected leases, less estimated sublease income and discounted at the Company’s credit-adjusted risk-free interest rate. As of February 3, 2005, approximately 17 store leases remained for which the Company is contingently liable. Terminations and payments made on these leases in 2004 resulted in a reduction of the Company’s contingent liability of $16. As of February 3, 2005, the Company had remaining guarantees on approximately 208 stores with leases extending through 2026. Assuming that each respective purchaser became insolvent, an event the Company believes to be remote because of the wide dispersion among third parties and the variety of remedies available, the minimum future undiscounted payments, exclusive of any potential sublease income, are $371.

The Company enters into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnities, tax indemnities, indemnities against third party claims arising out of arrangements to provide services to the Company, indemnities in merger and acquisition agreements and indemnities in agreements related to the sale of Company securities. Also, governance documents of the Company and substantially all of its subsidiaries provide for the indemnification of individuals made party to any suit or proceeding by reason of the fact that the individual was acting as an officer, director or agent of the relevant company or as a fiduciary of a company-sponsored welfare benefit plan. The Company also provides guarantees and indemnifications for the benefit of many of its wholly owned subsidiaries for the satisfaction of performance obligations, including workers’ compensation obligations. It is difficult to quantify the maximum potential liability under these indemnifications; however at February 3, 2005 the Company was not aware of any material liabilities arising from these indemnification arrangements.

Off Balance Sheet Arrangements

At February 3, 2005, the Company had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that were accounted for under the equity method at February 3, 2005 had no liabilities associated with them that were guaranteed by or that would be considered material to Albertsons. Accordingly, the Company does not have any off balance sheet arrangements with unconsolidated entities.

Capital Expenditures
The Company is committed to keeping its stores up to date. In the last three years, the Company has opened or remodeled 679 stores, representing 29% of the Company’s retail square footage as of February 3, 2005. The following summary of historical capital expenditures includes capital leases, excluding the Shaw’s and Bristol Farms acquisitions:

	2004	2003	2002

New and acquired stores	$491	$371	$688
Remodels	213	345	455
Retail replacement equipment, technology and other	409	387	221
Distribution facilities and equipment	48	53	70

Total capital expenditures	$1,161	$1,156	$1,434

Total capital expenditures include capitalized lease obligations incurred of $111 in 2004, $62 in 2003 and $75 in 2002.

The Company’s financial position provides the flexibility for the Company to grow through its store development program and future acquisitions. The Company’s capital expenditure budget for 2005 is estimated between $1,300 to $1,400 and includes new capital and operating lease obligations.

Related Party Transactions
Transactions with related parties were not considered material. See Note 18 “Related Party Transactions” in the notes to the accompanying consolidated financial statements.

Insurance Contingencies
The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims”, the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. As of February 3, 2005, the insurance carrier continued to pay the Company’s claims. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. Although the Company currently believes that it may recover at least some of these excess claim amounts, the unrecoverable amount could be material. The Company is in discussions with the carrier regarding transfer of primary claim responsibility back to the Company in exchange for a payment, which payment may be less than the projected claim liability. The Company is presently unable to determine the outcome of these discussions.

Environmental
The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and groundwater contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of properties). The Company conducts an ongoing program for the inspection and evaluation of potential new sites and the remediation and monitoring of contamination at existing and previously owned sites. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the costs of required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Environmental remediation costs were not material in 2004, 2003 or 2002.

Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, vendor funds, intangible assets, income taxes, assets held for sale, impairment of long-lived assets, self-insurance, restructuring, benefit costs, contingencies, litigation and unearned income. The Company bases its estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company, based on its ongoing review, will make adjustments to its judgments and estimates where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

The Company believes the following critical accounting policies are important to understand the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Vendor Funds
The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of the vendor’s products in the Company’s advertising; display of the vendor’s products in prominent locations in the Company’s stores; introduction of new products into the Company’s distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities, such as volume commitment rebates and credits for purchasing products in advance of their need. As of February 3, 2005, the terms of the Company’s vendor funds arrangements varied in length from short-term arrangements that are to be completed within a quarter to long-term arrangements that are expected to be completed within eight years.

Accounting for vendor funds is discussed in Emerging Issues Task Force “EITF” Issue 02-16: “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which the Company adopted as of the beginning of 2002. As a result of this guidance, the Company began recognizing the vendor funds for merchandising activities as a reduction of cost of sales when the related products are sold as opposed to the previous method of recognizing these credits as a reduction of cost of sales when the merchandising activity was performed in accordance with the underlying agreements. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory. The amount of vendor funds remaining in ending inventory requires management judgment and estimates. Management estimates these amounts based on the average inventory turnover rates by product category for the Company’s grocery, general merchandise and lobby departments and by average inventory turnover rates by department for the Company’s remaining inventory. The amount of vendor funds reducing the Company’s inventory (“inventory offset”) as of February 3, 2005, including those resulting from the acquisitions made during fiscal 2004 (refer to Note 5 “Business Acquisitions” in the notes to the accompanying consolidated financial statements) was $126, a decrease of $29 from the beginning of fiscal 2004. The vendor funds inventory offset as of January 29, 2004 was $155, an increase of $3 from the beginning of fiscal 2003.

Long-Lived Asset Impairments
The Company regularly reviews long-lived assets for indicators of impairment. Management’s judgments regarding the existence of impairment indicators are based on operational performance. Future events could cause management to conclude that impairment indicators exist and that the value of long-lived assets is impaired. When events or changes in circumstances indicate that the carrying value of an asset or an asset group is not recoverable, the fair value of the asset is compared to its carrying value. Impairment losses are measured as the amount by which the carrying value of the asset exceeds its estimated fair value. The estimated fair value of the assets is determined by internal real estate specialists or by independent valuations from subject matter experts. These estimates can be significantly impacted by factors such as changes in real estate market conditions, the economic environment and inflation.

For properties that have closed and are under long-term operating lease agreements, the present value of any remaining liability under the lease, discounted using credit risk-free rates and net of estimated sublease rentals that could be reasonably obtained for the property, is recognized as a liability and charged to operations. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal real estate specialists estimate the subtenant income and asset recovery values based on their historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of the Company’s previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by factors such as specific real estate markets, the economic environment and inflation.

Goodwill
The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2002. Upon adoption, the aggregate of the goodwill allocated to the stores in each reporting unit became the reporting units’ goodwill balance. In order to determine if a reporting unit’s goodwill was impaired, a combination of internal analyses and estimates of fair value from independent valuation specialists were used. Based on these analyses, there was no impairment of goodwill at the adoption date. Subsequently, during the fourth quarter of 2002, 2003 and 2004, the Company completed its annual impairment review and determined that there was no impairment. The fair value estimates could change in the future depending on internal and external factors, including the success of strategic sourcing initiatives, labor cost controls and competitive activity.

Self-Insurance
The Company is primarily self-insured for property loss, workers’ compensation, automobile liability costs and general liability costs. The Company records its self-insurance liability, determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Any actuarial projection of ultimate losses is subject to a high degree of variability. Sources of this variability are numerous and include, but are not limited to, future development of previous claims, future economic conditions, court decisions and legislative actions. For example, workers’ compensation costs were $372, $361 and $282 in 2004, 2003 and 2002 respectively. Excluding the results of Shaw’s and Bristol Farms, workers’ compensation expense remained flat in 2004 as compared with 2003. The increase in costs from 2002 to 2003 was primarily attributable to development of prior year claims that were higher than previously estimated while the annual number of workers’ compensation claims had decreased year to year.

The Company’s workers’ compensation liabilities are from claims occurring in various states. Individual state workers’ compensation regulations have received a tremendous amount of attention from state politicians, insurers, employers and providers, as well as the public in general. Recent years have seen an escalation in the number of legislative reforms, judicial rulings and social phenomena affecting workers’ compensation. The changes in a state’s political and economic environment increase the variability in the unpaid claim liabilities. The Company’s workers’ compensation reserves do not contemplate any of these potential developments.

Legal Contingencies
The Company records reserves for legal contingencies, in accordance with SFAS No. 5, “Accounting for Contingencies”, when the information available to the Company indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual costs to vary materially from estimates. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Costs
Pension benefit obligations and the related effects on operations are dependent on the Company’s selection of actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. Actual returns on plan assets exceeded return assumptions over an extended period in the past, which kept pension expense and cash contributions to the plans at modest levels. Weaker market performance may significantly increase pension expense and cash contributions in the future. Changes in the interest rates used to determine the discount rate may also cause volatility in pension expense and cash contributions. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods.

For example, in 2004 the Company maintained the existing Albertsons defined benefit and defined contribution plans for Albertsons associates and, following the acquisition of Shaw’s, assumed the obligations of the Shaw’s retirement plans. In 2004, the discount rate assumption for the Albertsons plans was 5.80% and its long-term asset return assumption was 8.0%. Using these assumptions, the Company’s 2004 pension expense for the Albertsons plans was $25, following expense of $30 in 2003 and $12 in 2002. If the Company had decreased its estimated discount rate to 5.55% and its expected return on plan assets to 7.5%, the Company’s 2004 pension expense for the Albertsons plans would have been $33 and net earnings would have decreased approximately $5. If the Company had increased its discount rate assumption to 6.05% and its expected return on plan assets to 8.5%, 2004 pension expense for the Albertsons plans would have been $18 and net earnings would have increased approximately $4. For the Shaw’s plans, the Company’s 2004 pension expense was $12 using a discount rate assumption of 6.15% and a long-term asset return assumption of 8.0%. If the Company had decreased its estimated discount rate to 5.90% and its expected return on plan assets to 7.5% for the Shaw’s plans, 2004 pension expense would have been $14 and net earnings would have decreased approximately $1. If the Company had increased its discount rate assumption to 6.40% and its expected return on plan assets to 8.5% for the Shaw’s plans, 2004 pension expense would have been $11 and net earnings would have increased approximately $1.

Recently Issued and Adopted Accounting Standards
In July 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on January 31, 2003 and did not have a material effect on the Company’s consolidated financial statements.

In November 2002 the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003 the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were required to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003 the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46(R)”). FIN 46(R) provides additional guidance related to identifying variable interest entities and determining whether such entities should be consolidated. Neither the adoption of FIN 46 or FIN 46(R) had a material effect on the Company’s consolidated financial statements.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and was effective for the Company in the third quarter of 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

In November 2003 the EITF confirmed as a consensus EITF Issue No. 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). EITF 03-10 did not impact the Company’s existing accounting and reporting policies for manufacturers’ coupons that can be presented at any retailer that accepts coupons. Under EITF 03-10, vendor coupons that provide for direct reimbursement, are negotiated between the retailer and the vendor and which can only be redeemed at a specific retailer’s store are recorded as a reduction of cost of sales (instead of sales). This modification to the Company’s accounting and reporting policies, adopted in the Company’s first quarter of 2004, did not have a material effect on the Company’s financial statements.

In December 2003 the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits – An Amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132(R)”). This statement increases the required disclosure regarding pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company adopted SFAS No. 132(R) in January 2004. The newly required disclosures are included in Note 15 “Employee Benefit Plans and Collective Bargaining Agreements”.

In May 2004 the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“SFAS No. 106-2”). SFAS No. 106-2 supersedes SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and provides guidance on the accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was signed into law in December 2003. SFAS No. 106-2 is effective beginning in the third fiscal quarter of 2005. The impact of the Medicare Act and SFAS No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the Company’s fiscal year beginning February 3, 2006. The impact of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated earnings statements. SFAS 123(R) will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123(R). The Company intends to adopt SFAS 123(R) using the “modified prospective” transition method beginning with its third quarter of 2005. Under this method, awards that are granted, modified, or settled after June 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, in the Company’s third quarter of 2005, expense must be recognized in the earnings statement for unvested awards that were granted prior to the start of the Company’s third quarter of 2005. The expense will be based on the fair value determined at grant date under SFAS 123, “Accounting for Stock-Based Compensation”. The Company estimates that earnings per share in the second half of 2005 will be reduced by approximately $0.04 per diluted share as a result of implementing SFAS 123(R). However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123(R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to certain market risks that are inherent in the Company’s financial instruments, which arise from transactions entered into in the normal course of business. From time to time, the Company enters into certain derivative transactions, however the Company does not enter into derivative financial instruments for trading purposes. The Company uses derivatives primarily as cash flow hedges to set interest rates for forecasted debt issuances, such as interest rate locks.

The Company is subject to interest rate risk on its fixed and variable interest rate debt obligations. Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall and the fair value will decrease as interest rates rise. Commercial paper borrowings are subject to rollover risk because these borrowings generally have maturities of less than three months. The Company manages its exposure to interest rate risk by utilizing a combination of fixed rate borrowings and commercial paper borrowings.

As of February 3, 2005, the Company had no foreign exchange exposure and no outstanding derivative transactions. There have been no material changes in the primary risk exposures or management of the risks since the prior year. The Company expects to continue to manage risks in accordance with the current policy.

The table below provides information, as of February 3, 2005, about the Company’s debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates:

	2005	2006	2007	2008	2009	There-after	Total	Fair Value

Fixed rate debt obligations	$214	$22	$13	$79	$1,575	$3,754	$5,657	$6,418
Weighted average interest rate	7.1%	4.9%	6.8%	6.3%	4.6%	7.6%	6.7%	—
Commercial Paper	$—	$349	$—	$—	$—	$—	$349	$349
Weighted average interest rate [1]	—	2.6%	—	—	—	—	2.6%	—

[1]	The weighted average interest rate for commercial paper is as of February 3, 2005. Weighted average commercial paper interest rates are subject to rollover risk and may increase or decrease in the future.

Item 8. Financial Statements and Supplementary Data.

Albertson’s, Inc.
Index to Consolidated Financial Statements

Management’s Annual Report on Internal Control Over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by the Company’s management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 3, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment using this framework, it believes that, as of February 3, 2005, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2005 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm. Their report expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of February 3, 2005.

March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Albertson’s, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Albertson’s, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 3, 2005 of the Company and our report dated March 31, 2005 expressed an unqualified opinion and included an explanatory paragraph relating to changes in methods of accounting for goodwill, closed stores and vendor funds on those financial statements.

Deloitte & Touche LLP
Boise, Idaho
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Albertson’s, Inc.:

We have audited the accompanying consolidated balance sheets of Albertson’s, Inc. and subsidiaries (the “Company”) as of February 3, 2005 and January 29, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Albertson’s, Inc. and subsidiaries at February 3, 2005 and January 29, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, during the year ended January 30, 2003, the Company changed its methods of accounting for goodwill (Notes 2 and 10) and for closed stores (Notes 2 and 6) to conform to Statements of Financial Accounting Standards No. 142 and 144. Also during the year ended January 30, 2003, the Company changed its method of accounting for vendor funds (Notes 2 and 3) to conform to Emerging Issues Task Force Issue No. 02-16.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Boise, Idaho
March 31, 2005

ALBERTSON’S, INC.

CONSOLIDATED EARNINGS STATEMENTS

For the 53 weeks ended February 3, 2005 and the
52 weeks ended January 29, 2004 and January 30, 2003	February 3,	January 29,	January 30,
(In millions, except per share data)	2005	2004	2003

Sales	$39,897	$35,107	$35,316
Cost of sales	28,711	25,061	25,016

Gross profit	11,186	10,046	10,300
Selling, general and administrative expenses	9,969	8,738	8,521
Restructuring credits	(10)	(10)	(37)

Operating profit	1,227	1,318	1,816
Interest, net	500	409	396
Other (income) expense, net	(1)	3	16

Earnings from continuing operations before income taxes	728	906	1,404
Income tax expense	254	350	538

Earnings from continuing operations	474	556	866
Discontinued operations:
Operating loss	(3)	—	(49)
Loss on disposal	(45)	—	(379)
Income tax benefit	18	—	141

Loss from discontinued operations	(30)	—	(287)

Earnings before cumulative effect of change in accounting principle	444	556	579
Cumulative effect of change in accounting principle (net of tax of $60)	—	—	(94)

Net earnings	$444	$556	$485

Earnings (loss) per share:
Basic
Continuing operations	$1.29	$1.51	$2.18
Discontinued operations	(0.08)	—	(0.72)
Cumulative effect of change in accounting principle (net of tax of $0.15)	—	—	(0.24)
Net earnings	1.20	1.51	1.22

Diluted
Continuing operations	$1.28	$1.51	$2.17
Discontinued operations	(0.08)	—	(0.72)
Cumulative effect of change in accounting principle (net of tax of $0.15)	—	—	(0.23)
Net earnings	1.19	1.51	1.22

Weighted average common shares outstanding:
Basic	369	368	397
Diluted	372	368	399

See Notes to Consolidated Financial Statements

ALBERTSON’S, INC.

CONSOLIDATED BALANCE SHEETS

	February 3,	January 29,
(In millions, except par value data)	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$273	$561
Accounts and notes receivable, net	675	625
Inventories	3,119	3,035
Assets held for sale	43	69
Prepaid and other	185	343

Total Current Assets	4,295	4,633
Land, buildings and equipment, net	10,472	9,146
Goodwill	2,284	1,400
Intangibles, net	868	130
Other assets	392	357

Total Assets	$18,311	$15,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,250	$2,045
Salaries and related liabilities	739	659
Self-insurance	263	209
Current maturities of long-term debt and capital lease obligations	238	520
Other current liabilities	595	470

Total Current Liabilities	4,085	3,903
Long-term debt	5,792	4,452
Capital lease obligations	857	352
Self-insurance	632	523
Other long-term liabilities and deferred credits	1,524	1,055
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock — $1.00 par value; authorized - 10 shares; designated – 3 shares of Series A Junior Participating; issued – none	—	—
Common stock — $1.00 par value; authorized - 1,200 shares; issued – 368 shares and 368 shares, respectively	368	368
Capital in excess of par	66	155
Accumulated other comprehensive loss	(145)	(109)
Retained earnings	5,132	4,967

Total Stockholders’ Equity	5,421	5,381

Total Liabilities and Stockholders’ Equity	$18,311	$15,666

See Notes to Consolidated Financial Statements

ALBERTSON’S, INC.

CONSOLIDATED CASH FLOW STATEMENTS

For the 53 weeks ended February 3, 2005 and the 52
weeks ended January 29, 2004 and January 30, 2003	February 3,	January 29,	January 30,
(In millions)	2005	2004	2003

Cash Flows From Operating Activities:
Net earnings	$444	$556	$485
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,101	969	943
Net deferred income taxes	85	147	100
Other noncash charges	44	48	21
Stock-based compensation	19	25	19
Gain on curtailment of postretirement benefits	—	(36)	—
Net gain on asset sales	(48)	(24)	(9)
Restructuring credits	(9)	(8)	(16)
Discontinued operations noncash charges	71	—	365
Cumulative effect of change in accounting principle	—	—	94
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables and prepaid expenses	159	(38)	21
Inventories	204	(62)	112
Accounts payable	(48)	(236)	(176)
Other current liabilities	42	29	(88)
Self-insurance	111	120	106
Unearned income	10	25	32
Other long-term liabilities	(85)	11	(25)

Net cash provided by operating activities	2,100	1,526	1,984

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(2,214)	—	—
Capital expenditures	(1,050)	(1,094)	(1,359)
Proceeds from disposal of land, buildings and equipment	137	72	101
Proceeds from disposal of assets held for sale	95	119	578
Other	(22)	2	18

Net cash used in investing activities	(3,054)	(901)	(662)

Cash Flows From Financing Activities:
Proceeds from Mandatory Convertible Security	1,150	—	—
Dividends paid	(279)	(279)	(306)
Payments on long-term borrowings	(532)	(120)	(143)
Stock purchases and retirements	—	(108)	(862)
Mandatory Convertible Security financing costs	(33)	—	—
Proceeds from long-term borrowings	—	9	—
Proceeds from stock options exercised	11	6	14
Net commercial paper activity	349	—	—

Net cash provided by (used in) financing activities	666	(492)	(1,297)

Net (Decrease) Increase in Cash and Cash Equivalents	(288)	133	25
Cash and Cash Equivalents at Beginning of Year	561	428	403

Cash and Cash Equivalents at End of Year	$273	$561	$428

Supplemental Cash Flow Information:
Cash payments for income taxes, net of refunds	$15	$231	$376
Cash payments for interest, net of amounts capitalized	509	401	390
Noncash investing and financing activities:
Capitalized lease obligations incurred	111	62	75

See Notes to Consolidated Financial Statements

ALBERTSON’S, INC.

CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS

	Common	Capital	Accumulated
	Stock	In Excess	Other		Total
	$1.00 Par	Of Par	Comprehensive	Retained	Stockholders’	Comprehensive
(Dollars in millions)	Value	Value	(Loss) Income	Earnings	Equity	Income

Balance at January 31, 2002	$407	$94	$(19)	$5,433	$5,915	$482

Net earnings	—	—	—	485	485	485
Exercise of stock options, including tax benefits	—	15	—	—	15	—
Stock purchases and retirements - 35,129,397 shares	(35)	—	—	(827)	(862)	—
Deferred stock unit plan	—	18	—	—	18	—
Directors’ stock plan	—	1	—	—	1	—
Dividends	—	—	—	(298)	(298)	—
Minimum pension liability adjustment (net of tax of $49)	—	—	(77)	—	(77)	(77)

Balance at January 30, 2003	372	128	(96)	4,793	5,197	408

Net earnings	—	—	—	556	556	556
Exercise of stock options, including tax benefits	—	6	—	—	6	—
Stock purchases and retirements – 5,314,700 shares	(5)	—	—	(103)	(108)	—
Deferred stock unit plan	1	20	—	—	21	—
Directors’ stock plan	—	1	—	—	1	—
Dividends	—	—	—	(279)	(279)	—
Minimum pension liability adjustment (net of tax of $8)	—	—	(13)	—	(13)	(13)

Balance at January 29, 2004	368	155	(109)	4,967	5,381	543

Net earnings	—	—	—	444	444	444
Exercise of stock options, including tax benefits	—	11	—	—	11	—
Deferred stock unit plan	—	16	—	—	16	—
Directors’ stock plan	—	1	—	—	1	—
Dividends	—	—	—	(279)	(279)	—
Minimum pension liability adjustment (net of tax of $21)	—	—	(36)	—	(36)	(36)
Forward purchase liability	—	(114)	—	—	(114)	—
Deferred tax adjustment related to stock options	—	(3)	—	—	(3)	—

Balance at February 3, 2005	$368	$66	$(145)	$5,132	$5,421	$408

See Notes to Consolidated Financial Statements

ALBERTSON’S, INC.

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

As of February 3, 2005 the Company, through its divisions and subsidiaries, operated 2,503 stores in 37 states. The Company, through its divisions and subsidiaries, also operated 234 fuel centers near existing stores. Retail operations are supported by 19 major Company distribution operations, strategically located in the Company’s operating markets.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include all entities over which the Company has control, including its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

2. Summary of Significant Accounting Policies

Fiscal Year End: The Company’s fiscal year ends on the Thursday nearest to January 31. As a result, the Company’s fiscal year includes a 53rd week every five to six years. The Company’s fiscal year 2004 contained 53 weeks and ended on February 3, 2005. Fiscal years 2003 and 2002 each contained 52 weeks and ended on January 29, 2004 and January 30, 2003, respectively.

Use of Estimates: The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company has recorded its cash disbursement accounts with a net cash book overdraft position in accounts payable. At February 3, 2005 and January 29, 2004, the Company had net cash book overdrafts of $294 and $272, respectively, classified in accounts payable.

Inventories: The Company values inventories at the lower of cost or market. Cost of substantially all inventories is determined on a last-in, first-out (“LIFO”) basis.

Vendor Funds: The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of the vendor’s products in the Company’s advertising; display of the vendor’s products in prominent locations in the Company’s stores; introduction of new products into the Company’s distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities, such as volume commitment rebates and credits for purchasing products in advance of their need. As of February 3, 2005, the terms of the Company’s vendor funds arrangements varied in length from short-term arrangements that are to be completed within a quarter to long-term arrangements that are expected to be completed within eight years.

Accounting for vendor funds is discussed in Emerging Issues Task Force “EITF” Issue 02-16: “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which the Company adopted as of the beginning of 2002. As a result of this guidance, the Company began recognizing the vendor funds for merchandising activities as a reduction of cost of sales when the related products are sold as opposed to the previous method of recognizing these credits as a reduction to cost of sales when the merchandising activity was performed in accordance with the underlying agreements. In connection with the implementation of this new accounting method, the Company recorded a charge in 2002 of $94, net of tax benefit of $60.

The amount of vendor funds reducing the Company’s inventory (“inventory offset”) as of February 3, 2005, including those resulting from the acquisitions made during fiscal 2004 (see Note 5 “Business Acquisitions”), was $126, a decrease of $29 from the beginning of 2004. The vendor funds inventory offset as of January 29, 2004 was $155, an increase of $3 from the beginning of 2003. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company’s grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company’s vendor funds in 2004) and by average inventory turnover rates by department for the Company’s remaining inventory.

Capitalization, Depreciation and Amortization: Land, buildings and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings and improvements-10 to 35 years; leasehold improvements-10 to 25 years; assets held under capitalized leases-20 to 30 years; fixtures and equipment-3 to 8 years; software-3 to 5 years; and intangibles-3 to 10 years.

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

Beneficial lease rights and lease liabilities are recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date. Favorable beneficial lease rights are classified as Intangible assets in the Consolidated Balance Sheet and amortized on a straight-line basis over the greater of the lease term or 15 years. Unfavorable lease liabilities are amortized over the lease term using the straight-line method.

Goodwill: Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but instead tested annually for impairment, or more frequently if circumstances indicate a potential impairment.

Deferred Charges: Costs incurred to obtain long-term financing are capitalized and amortized as a component of interest expense on a straight-line basis over the term of the related debt or credit facility. As of February 3, 2005 and January 29, 2004 the Company has $38 and $32 of net deferred charges, respectively, classified as Other assets in the accompanying Consolidated Balance Sheets.

Company Owned Life Insurance: The Company has purchased life insurance policies to fund its obligations under certain deferred compensation plans for officers, key employees and directors. Cash surrender values of these policies are adjusted for fluctuations in the market value of underlying investments. The cash surrender value is adjusted each reporting period and any gain or loss is included with Other income and expense in the Company’s Consolidated Earnings Statement.

Impairment of Long Lived Assets and Closed Store Reserves: The Company assesses long-lived assets for indicators of impairment based on operational performance. When events or changes in circumstances indicate that the carrying value of an asset or an asset group may not be recoverable, the asset’s fair value is compared to its carrying value. Impairment losses are recognized as the amount by which the carrying amounts of the assets exceed their fair values. Asset fair values are determined by internal real estate specialists or by independent valuations by subject matter experts. These estimates can be significantly impacted by factors such as changes in real estate market conditions, the economic environment and inflation.

For properties that have closed and are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using credit risk-free rates and net of estimated sublease recovery, is recognized as a liability and charged to operations. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal real estate specialists estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of the Company’s previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by specific factors such as real estate markets, the economic environment and inflation.

Self-Insurance: The Company is primarily self-insured for property loss, workers’ compensation, automobile liability costs and general liability costs. Self-insurance liabilities are not discounted and are determined actuarially based on claims filed and estimates for claims incurred but not yet reported.

Deferred Rent: The Company recognizes rent holidays, including the period of time the Company has access prior to taking possession of the property, which typically includes construction and fixturing activity, and rent escalations on a straight-line basis over the term of the lease. The deferred rent amount is included in Other current liabilities and Other long-term liabilities and deferred credits on the Company’s Consolidated Balance Sheets.

Pension Costs: Pension benefit obligations and the related effects on operations are dependent on the Company’s selection of actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. These assumptions are disclosed in Note 15 “Employee Benefit Plans and Collective Bargaining Agreements”. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods.

The Company also participates in various multi-employer plans for substantially all union employees. Pension expense for these plans is recognized as contributions are funded.

Legal Contingencies: The Company records reserves for legal contingencies, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, when the information available to the Company indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual costs to vary materially from estimates.

Revenue Recognition: Revenue is recognized at the point of sale for retail sales. The discount earned by customers using their preferred loyalty card is recorded by the Company as a reduction to sales.

Procurement, Distribution and Merchandising Costs: Cost of sales include, among other things, purchasing, inbound freight costs, product quality testing costs, warehousing costs, internal transfer costs, advertising, private label program and strategic sourcing program costs. Selling, general and administrative expenses include, among other things, merchandise planning and management costs, store-based purchasing and receiving costs and inventory management costs.

Store Opening Costs: Noncapital expenditures incurred in opening new stores or remodeling existing stores are expensed in the period in which they are incurred.

Advertising: Advertising costs are expensed when incurred. Cooperative advertising funds are accounted for as vendor funds as described above. Gross advertising expenses of $579, $472 and $527, excluding cooperative advertising money received from vendors, were included with cost of sales in the Company’s Consolidated Earnings for 2004, 2003 and 2002, respectively.

Stock-Based Compensation: The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, expense associated with stock-based compensation is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par value. SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. If the fair value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net earnings and earnings per share for the periods presented below would have been as follows:

	2004	2003	2002

Net Earnings as reported	$444	$556	$485
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	12	16	12
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(45)	(44)

Pro Forma Net Earnings	$417	$527	$453

Basic Earnings Per Share:
As Reported	$1.20	$1.51	$1.22
Pro Forma	1.13	1.43	1.14

Diluted Earnings Per Share:
As Reported	$1.19	$1.51	$1.22
Pro Forma	1.12	1.43	1.14

The pro forma effect on net earnings for the years presented above are not representative of the pro forma effect on net earnings in future years. For more information on the method and assumptions used in determining the fair value of stock-based compensation, see Note 14 “Stock Options and Stock Awards”.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. A valuation allowance is recorded for deferred tax assets considered not likely to be realized. The major temporary differences and their net effect are shown in Note 13 “Income Taxes”.

Comprehensive Income: Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders’ equity. Items of comprehensive income other than net earnings were primarily related to the minimum pension liability of $57 ($36 net of tax), $21 ($13 net of tax) and $126 ($77 net of tax) for 2004, 2003 and 2002, respectively.

Reclassifications: The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks that exceed available cash balances at a single financial institution. Beginning in the third quarter of 2004, the Company has recorded its cash disbursement accounts with a net cash book overdraft position in accounts payable. The Company believes this presentation of cash is preferable under generally accepted accounting principles. Previously, the Company had reported these balances in cash and cash equivalents. The consolidated balance sheet and statement of cash flows for the prior years have been adjusted to conform to this presentation. Net earnings were not impacted by this change.

Certain other reclassifications have been made in the prior year financial statements to conform to classifications used in the current year.

3. Cumulative Effect of Change in Accounting Principle

As discussed in Note 2 “Summary of Significant Accounting Policies”, in 2002 the Company adopted a new method for recognizing vendor funds related to merchandising activities. The pro forma amounts shown below reflect the retroactive application of the new method as if it had been in effect for 2002.

2002

Net earnings	$579

Earnings per share – basic	$1.46
Earnings per share – diluted	$1.45

4. New and Recently Adopted Accounting Standards

In July 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 became effective for the Company on January 31, 2003 and did not have a material effect on the Company’s consolidated financial statements.

In November 2002 the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003 the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were required to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003 the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46 (R)”). FIN 46 (R) provides additional guidance related to identifying variable interest entities and determining whether such entities should be consolidated. Neither the adoption of FIN 46 or FIN 46 (R) had a material effect on the Company’s consolidated financial statements.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was effective for the Company in the third quarter of 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

In November 2003 the EITF confirmed as a consensus EITF Issue No. 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). EITF 03-10 will not impact the Company’s existing accounting and reporting policies for manufacturers’ coupons that can be presented at any retailer that accepts coupons. Under EITF 03-10, vendor coupons that provide for direct reimbursement, are negotiated between the retailer and the vendor and which can only be redeemed at a specific retailer’s store are recorded as a reduction of cost of sales (instead of sales). This modification to the Company’s accounting and reporting policies, adopted in the Company’s first quarter of 2004, did not have a material effect on the Company’s financial statements.

In December 2003 the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits – An Amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132 (R)”). This statement increases the required disclosure regarding pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company adopted SFAS No. 132 (R) in January 2004. The newly required disclosures are included in Note 15 “Employee Benefit Plans and Collective Bargaining Agreements”.

In May 2004 the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“SFAS No. 106-2”). SFAS No. 106-2 supersedes SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and provides guidance on the accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was signed into law in December 2003. SFAS No. 106-2 is effective beginning in the third fiscal quarter of 2005. The impact of the Medicare Act and SFAS No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the Company’s fiscal year beginning February 3, 2006. The impact of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated earnings statements. SFAS 123 (R) will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123 (R). The Company intends to adopt SFAS 123 (R) using the “modified prospective” transition method beginning with its third quarter of 2005. Under this method, awards that are granted, modified, or settled after June 15, 2005, will be measured and accounted for in accordance with SFAS 123 (R). In addition, in the Company’s third quarter of 2005, expense must be recognized in the earnings statement for unvested awards that were granted prior to the start of the Company’s third quarter of 2005. The expense will be based on the fair value determined at grant date under SFAS 123, “Accounting for Stock-Based Compensation”. The Company estimates that earnings per share in the second half of 2005 will be reduced by approximately $0.04 per diluted share as a result of implementing SFAS 123 (R). However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123 (R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

5. Business Acquisitions

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

The aggregate purchase price was $2,578, which included $2,134 of cash, $441 of assumed capital lease obligations and debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the proceeds from a subsequent mandatory convertible security offering (see Note 11 “Indebtedness”) to repay $1,117 of such commercial paper.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be further adjusted during the allocation period as defined in SFAS No. 141, “Business Combinations”.

			Revised
	Initial Purchase	Purchase Price	Purchase Price
	Price Allocation	Adjustments	Allocation
Current assets	$444	$28	$472
Land, buildings and equipment	1,378	(6)	1,372
Goodwill	840	(36)	804
Intangible assets	766	(17)	749
Other assets	23	—	23

Total assets acquired	3,451	(31)	3,420

Current liabilities	417	6	423
Long-term debt	441	—	441
Other liabilities	456	(37)	419

Total liabilities assumed	1,314	(31)	1,283

Net assets acquired	$2,137	$—	$2,137

Acquired intangible assets include $399 assigned to trade names not subject to amortization, $308 assigned to favorable operating leases (13-year weighted average useful life), $36 assigned to a customer loyalty program (7-year useful life), $5 assigned to pharmacy prescriptions (7-year useful life), and other assets of $1 (18-year useful life). With the exception of trade names, the intangible assets are amortized on a straight-line basis over their expected useful lives.

As part of the purchase price allocation, the fair values of operating leases were calculated, a portion of which represents favorable operating leases compared with current market conditions and a portion of which represents unfavorable operating leases compared with current market conditions. The favorable leases totaled $308 and are included in Intangible assets. The unfavorable leases totaled $192, have an estimated weighted average life of 18 years and are included in Other long-term liabilities and deferred credits.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. Of the $804 recorded in goodwill, $95 is expected to be deductible for tax purposes over the next 14 years.

Bristol Farms

On September 21, 2004, the Company acquired New Bristol Farms, Inc. (“Bristol Farms”) for $137 in cash. Bristol Farms operates 11 gourmet retail stores in Southern California. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated on a preliminary basis to the fair value of the tangible and identifiable intangible assets acquired as determined by third-party valuations and internal analyses. The purchase price was allocated as follows: $53 in assets, $17 in liabilities, $21 in trade names not subject to amortization and $80 in goodwill.

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

	53 weeks ended	52 weeks ended
	February 3,	January 29,
	2005	2004
Sales	$41,132	$39,812
Net earnings	468	658

Earnings per share:
Basic	$1.27	$1.79
Diluted	1.26	1.79

6. Discontinued Operations, Restructuring Activities and Closed Stores

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

Discontinued Operations

In June 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the Omaha, Nebraska market, which consisted of 21 operating stores. Results of operations for those stores have been reclassified and presented as discontinued operations for 2004, 2003 and 2002. As of February 3, 2005 the Company had disposed of 14 properties, resulting in seven properties with a value of $2 classified as Assets Held for Sale in the Consolidated Balance Sheet.

In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans, Louisiana market, which consisted of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for 2004, 2003 and 2002. As of February 3, 2005, the Company had disposed of six properties, resulting in four remaining properties with a value of $15 classified as Assets Held for Sale in the Consolidated Balance Sheet.

In 2002 the Company announced its plan to sell, close or otherwise dispose of its operations in four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 operating stores and two distribution centers and the elimination of four division offices. As of February 3, 2005 the Company had disposed of 82 properties, resulting in 13 remaining properties with a value of $2 classified as Assets Held for Sale in the Consolidated Balance Sheet.

Discontinued operations stores generated sales of $155, $329 and $600 for 2004, 2003 and 2002, respectively. The loss from discontinued operations of $30 for 2004 consisted of a loss from operations of $3, a write down of fixed assets and lease settlements of $63, gain on disposal of $18 and an income tax expense of $18. The income from discontinued operations was not material to the 2003 Consolidated Earnings. The loss from discontinued operations was $287 in 2002 and consisted of a loss from operations of $49, a write down of fixed assets, lease settlements and other costs of $379 and an income tax benefit of $141.

Restructuring Activities

In 2001 the Company committed to a plan to restructure its operations by 1) closing 165 underperforming stores, 2) closing four division offices, 3) centralizing processing functions to its store support centers, and 4) reducing overall store support center headcount. As of February 3, 2005, the Company had disposed of 136 properties, resulting in 29 remaining properties with a value of $2 classified as Assets Held for Sale in the Consolidated Balance Sheet.

The following table summarizes the accrual activity for future lease obligations related to discontinued operations, restructuring activities and closed stores:

	Balance				Balance
	January 29,				February 3,
	2004	Additions	Payments	Adjustments	2005

2004 Discontinued Operations	$—	$8	$(7)	$1	$2
2002 Discontinued Operations	8	—	(3)	1	6
2001 Restructuring Activities	19	—	(5)	(2)	12
Closed Stores	20	7	(7)	2	22

	$47	$15	$(22)	$2	$42

	Balance				Balance
	January 30,				January 29,
	2003	Additions	Payments	Adjustments	2004

2002 Discontinued Operations	$11	$—	$(4)	$1	$8
2001 Restructuring Activities	28	—	(9)	—	19
Closed Stores	30	5	(9)	(6)	20

	$69	$5	$(22)	$(5)	$47

	Balance				Balance
	January 31,				January 30,
	2002	Additions	Payments	Adjustments	2003

2002 Discontinued Operations	$—	$26	$(30)	$15	$11
2001 Restructuring Activities	61	6	(16)	(23)	28
Closed Stores	39	8	(16)	(1)	30

	$100	$40	$(62)	$(9)	$69

The reserve balances as of February 3, 2005 and January 29, 2004 are included in Other current liabilities and Other long-term liabilities and deferred credits in the Company’s Consolidated Balance Sheets.

7. Accounts and Notes Receivable

Accounts and notes receivable, net, consisted of the following:

	February 3,	January 29,
	2005	2004

Trade and other accounts receivable	$677	$630
Current portion of notes receivable	17	13
Allowance for doubtful accounts	(19)	(18)

	$675	$625

8. Inventories

Approximately 95% of the Company’s inventories are valued using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been $584 and $576 higher at the end of 2004 and 2003, respectively. Net earnings (basic and diluted earnings per share) would have been higher by $5 ($0.01 per share) in 2004, lower by $8 ($0.02 per share) in 2003 and lower by $2 ($0.01 per share) in 2002. The replacement cost of inventories valued at LIFO approximates FIFO cost.

During 2004 and 2003, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2004 and 2003 purchases. For 2004 the adjustment was not material to the Company’s consolidated earnings. For 2003 and 2002, cost of sales decreased by $3 and $4, respectively. This increased net earnings (basic and diluted earnings per share) by $2 ($0.01 per share) in 2003 and by $2 ($0.01 per share) in 2002.

9. Land, Buildings and Equipment

Land, buildings and equipment, net, consisted of the following:

	February 3,	January 29,
	2005	2004

Land	$2,012	$1,937
Buildings	6,203	5,978
Fixtures and equipment	6,583	5,928
Leasehold improvements	2,422	1,728
Capitalized leases	910	420

	18,130	15,991
Accumulated depreciation	(7,514)	(6,735)
Accumulated amortization on capital leases	(144)	(110)

	$10,472	$9,146

Depreciation expense was $1,035, $931 and $901 for 2004, 2003 and 2002. Amortization expense of capital leases was $38, $18 and $18 for 2004, 2003 and 2002, respectively.

10. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, in 2002. As a result, the Company did not incur any expense for the amortization of goodwill in 2004, 2003 or 2002. Upon adoption, the aggregate of the goodwill allocated to the stores in each reporting unit became the reporting units’ goodwill balance. In order to determine if a reporting unit’s goodwill was impaired, a combination of internal analyses and estimates of fair value from independent valuation specialists were used. Based on these analyses, there was no impairment of goodwill at the adoption date. Subsequently, during the fourth quarter of 2002, 2003 and 2004, the Company completed its annual impairment review and determined that there was no impairment. The fair value estimates could change in the future depending on internal and external factors, including the success of strategic sourcing initiatives, labor cost controls and competitive activity.

In 2004 the Company recorded $884 in goodwill as a result of the Shaw’s and Bristol Farms acquisitions, as discussed in Note 5 “Business Acquisitions”. In connection with the 2002 market exit discussed in Note 6 “Discontinued Operations, Restructuring Activities and Closed Stores”, the Company wrote off $68 of goodwill that arose from the original acquisition of the operating assets in those markets.

The carrying amount of intangible assets was as follows:

	February 3, 2005	January 29, 2004

Amortizing:
Favorable acquired operating leases	$500	$221
Customer lists and other contracts	30	56
Loyalty card and other	37	—

	567	277
Accumulated amortization	(158)	(186)

	409	91
Non-Amortizing:
Trade names	420	—
Liquor licenses	39	39

	459	39

	$868	$130

Straight line amortization expense for intangibles was $28, $20 and $24 in 2004, 2003 and 2002, respectively. Amortizing intangible assets have remaining useful lives from less than one year to 37 years. Projected amortization expense for existing intangible assets is: $26, $21, $22, $21 and $20, for 2005, 2006, 2007, 2008 and 2009, respectively.

11. Indebtedness

Long-term debt consisted of the following (borrowings are unsecured unless indicated):

	February 3,	January 29,
	2005	2004

Commercial Paper, average interest rate of 2.6%	$349	$—
3.75% Senior Notes due May 16, 2009	1,150	—
8.0% Debentures due May 1, 2031	400	400
7.25% Notes due May 1, 2013	200	200
7.5% Notes due February 15, 2011	700	700
8.35% Notes due May 1, 2010	275	275
8.7% Debentures due May 1, 2030	225	225
7.45% Debentures due August 1, 2029	650	650
6.95% Notes due August 1, 2009	350	350
6.55% Notes due August 1, 2004	—	300
Medium-term Notes, due 2013 through 2028, average interest rate of 6.5%	317	317
Medium-term Notes, due 2007 through 2027, average interest rate of 6.8%	200	200
7.75% Debentures due June 15, 2026	200	200
7.5% Debentures due May 1, 2037	200	200
8.0% Debentures due June 1, 2026	272	272
7.9% Debentures due May 1, 2017	95	95
7.4% Notes due May 15, 2005	200	200
Medium-term Notes, due 2008 through 2028, average interest rate of 6.9%	145	145
Notes due July 3, 2004, average interest rate of 6.95%	—	200
Industrial revenue bonds, average interest rate of 5.9% and 5.9%, respectively due October 1, 2005 through December 15, 2011	5	5
Secured mortgage notes and other notes payable, average interest rate of 5.8% and 6.9%, respectively due 2005 through 2019	73	24

	6,006	4,958
Current maturities	(214)	(506)

	$5,792	$4,452

At February 3, 2005, the Company had three revolving credit facilities totaling $1,400. The first agreement, a 364-Day revolving credit facility with total availability of $400, will expire in June 2005. The second agreement, a five-year facility with total availability of $900, will expire in June 2009. The third agreement, a five-year facility with total availability of $100, will expire in July 2009. The 364-Day credit agreement contains an option which would allow the Company, upon due notice, to convert any outstanding amount at the expiration date to a term loan. The Company’s commercial paper program is backed by all three of these credit facilities. All of the agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.5 to 1 through April 30, 2005, 2.6 to 1 through April 30, 2006, and 2.7 to 1 thereafter, and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007, and 4.0 to 1 thereafter. As of February 3, 2005, the Company was in compliance with these requirements. No borrowings were outstanding under the credit facilities as of February 3, 2005 or January 29, 2004. The Company had $349 in commercial paper borrowings outstanding and backed by these credit facilities at February 3, 2005 and no outstanding commercial paper borrowings outstanding at January 29, 2004.

Mandatory Convertible Security Offering

In May 2004 the Company completed a public offering registered with the Securities and Exchange Commission of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an overallotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The senior notes bear an annual interest rate of 3.75%. In the first half of 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase common stock under the related purchase contract. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contract. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars.

Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of twenty-five dollars in cash, shares of the Company’s common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of the

Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date (the “Trading Period”), subject to anti-dilution adjustments. If the average closing price of the Company’s common stock for the Trading Period is equal to or greater than $28.82 per share, the settlement rate will be 0.8675 shares of common stock. If the average closing price for the Trading Period is less than $28.82 per share but greater than $23.06 per share, the settlement rate is equal to twenty-five dollars divided by the average closing price of the Company’s common stock for the Trading Period. If the average closing price for the Trading Period is less than or equal to $23.06 per share, the settlement rate will be 1.0841 shares of common stock. The holders of Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date.

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

Shelf Registration

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 (“2001 Shelf Registration”) to authorize the issuance of up to $3,000 in debt securities. In May 2001 the Company issued $600 of term notes under the 2001 Shelf Registration. The term notes are composed of $200 of principal bearing interest at 7.25% due May 1, 2013 and $400 of principal bearing interest at 8.0% due May 1, 2031. Proceeds were used primarily to repay borrowings under the Company’s commercial paper program.

Other Indebtedness

The Company has pledged real estate with a cost of $97 as collateral for mortgage notes which are payable on various schedules including interest at rates ranging from 4.9% to 10.7%. The notes mature from 2006 to 2014.

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

Net interest expense was as follows:

	2004	2003	2002

Long-term debt	$416	$374	$377
Capitalized leases	77	36	35
Capitalized interest	(11)	(16)	(27)

Interest expense	482	394	385
Bank service charges, net of interest income	18	15	11

	$500	$409	$396

The scheduled aggregate maturities of long-term debt outstanding at February 3, 2005, are summarized as follows: $214 in 2005, $371 in 2006, $13 in 2007, $79 in 2008, $1,575 in 2009 and $3,754 thereafter. These amounts do not include the potential accelerations due to put options.

12. Capital Stock

On December 2, 1996, the Board of Directors adopted a stockholder rights plan, which was amended on August 2, 1998, March 16, 1999 and September 26, 2003 under which all stockholders receive one right for each share of common stock held. Each right will entitle the holder to purchase, under certain circumstances, one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the “preferred stock”) at a price of $160 per one one-

thousandth share. Subject to certain exceptions, the rights will become exercisable for shares of preferred stock upon the earlier of (1) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock and (2) 10 business days (or such later date as may be determined by the Board of Directors) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock (collectively, the persons or groups referenced in (1) and (2) are referred to as an “Acquiring Person”).

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

During 2002, the Company purchased and retired 35.1 million shares of the Company’s common stock for $862, at an average price of $24.54 per share. During 2003, the Company purchased and retired 5.3 million shares for $108, at an average price of $20.26 per share. During 2004, the Company did not purchase any shares of common stock under a Board authorized purchase program. On December 16, 2004, the Board of Directors reauthorized management, at its discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2005. The Company may continue or, from time to time suspend, purchasing shares under its stock purchase program without notice, depending on prevailing market conditions, alternate uses of capital and other factors.

13. Income Taxes

Deferred tax assets and liabilities consist of the following:

	February 3,	January 29,
	2005	2004

Deferred tax assets:
Compensation and benefits	$375	$301
Self-insurance	179	149
Basis in fixed assets	192	157
Unearned income	53	33
Net operating losses	38	—
Intangibles	25	—
Other, net	68	62

Total deferred tax assets	930	702

Deferred tax liabilities:
Basis in fixed assets and capitalized leases	(681)	(602)
Inventories	(132)	(83)
Compensation and benefits	(25)	(23)
Self-insurance	(129)	(14)
Intangibles	(228)	—
Other, net	(29)	(37)

Total deferred tax liabilities	(1,224)	(759)

Net deferred tax liabilities	$(294)	$(57)

The change in net deferred tax liabilities includes total adjustments of $16 for the year ended February 3, 2005 related to stock units of $3 and other comprehensive income of $13.

The Company has federal and state net operating loss carryforwards of $92 and $96, respectively, which will expire in years 2005 through 2023.

The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. The valuation allowance relates to certain state operating loss carryforwards, which may expire and not be utilized. The valuation allowance was $3 as of February 3, 2005 and January 29, 2004.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. These accrued amounts are classified in either Other current liabilities or in Other long-term liabilities and deferred credits based on expected settlement dates.

Income tax expense related to continuing operations consists of the following:

	2004	2003	2002

Current:
Federal	$135	$159	$446
State	19	19	52

	154	178	498
Deferred:
Federal	87	154	36
State	13	18	4

	100	172	40

	$254	$350	$538

The reconciliations between the federal statutory tax rate and the Company’s effective tax rates are as follows:

	2004	Percent	2003	Percent	2002	Percent

Taxes computed at statutory rate	$255	35.0	$317	35.0	$491	35.0
State income taxes net of federal income tax benefit	32	4.4	36	4.0	56	4.0
Audit settlements	(18)	(2.5)	—	—	—	—
Other	(15)	(2.0)	(3)	(0.4)	(9)	(0.7)

	$254	34.9	$350	38.6	$538	38.3

14. Stock Options and Stock Awards

At February 3, 2005, Albertsons had two stock-based incentive plans in effect under which grants could be made with respect to 66 million shares of the Company’s common stock (Albertson’s, Inc. 1995 Amended and Restated Stock-Based Incentive Plan (the “1995 Plan”) and Albertson’s, Inc. 2004 Equity and Performance Incentive Plan (the “2004 Plan”)). Under the 1995 and 2004 Plans, options to purchase the Company’s common stock, stock-based awards and other performance based awards may be granted to officers, key employees, special advisors (as defined in the 1995 Plan and 2004 Plan) and non-employee members of the Board of Directors. During 2001, the 1995 Plan was amended to, among other things, increase the number of shares allowed by the plan from 30 million to 50 million. Generally, options are granted with an exercise price at not less than 100% of the closing market price on the date of the grant. The Company’s options generally become exercisable in installments of 20% per year on each of the first through fifth anniversaries of the grant date or vest 100% on the third anniversary of the grant date and have a maximum term of 7 to 10 years.

Deferrable and Deferred Stock Units: From time to time, deferred and deferrable stock units with dividend equivalents paid in cash quarterly are awarded under the 1995 Plan and 2004 Plan to key employees of the Company. Deferred stock units are also awarded to non-employee members of the Board of Directors.

Grants of 1,023,530 units were made during 2004 to key employees and non-employee directors of the Company, of which 635,081 units will vest at a rate of 20% per year and will be distributed in a manner elected by the participant on a date after the participant ceases to be an associate of the Company; 4,358 units will fully vest at the first anniversary of the grant date and will be distributed in a manner elected by the participant; 63,438 units will vest at a rate of 50% per year and will be distributed in a manner elected by the participant; 301,207 units will vest at a rate of 20% per year and will be distributed in stock at each vesting date unless otherwise deferred at the option of the participant; and 19,446 units were fully vested at their grant date and will be distributed in a manner elected by the participant. The weighted average fair value at date of grant for units granted during 2004 was $23.48 per unit.

Grants of 1,672,398 units were made during 2003 to key employees and non-employee directors of the Company, of which 1,046,548 and 356,885 units will vest at a rate of 33% per year after the first two years and 20% per year, respectively, and be distributed in a manner elected by the participant on a date after the participant ceases to be an associate of the Company; 253,500 units will vest at a rate of 20% per year and be distributed in stock at each vesting date unless otherwise deferred; and 15,465 units were fully vested at their grant date and will be distributed in a manner elected by the participant. The weighted average fair value at date of grant for units granted during 2003 was $19.58 per unit.

Grants of 1,080,441 units were made during 2002 to key employees and non-employee directors of the Company, of which 432,841 units will vest at a rate of 20% per year and be distributed in a manner elected by the participant on a date after the participant ceases to be an associate of the Company; 638,540 units will vest at a rate of 20% per year and be distributed in stock at each vesting date unless otherwise deferred; and 9,060 units were fully vested at their grant date and will be distributed in a manner elected by the participant. The weighted average fair value at date of grant for units granted during 2002 was $23.58 per unit.

Compensation expense for deferred stock units of $19, $25 and $19 was recorded in selling, general and administrative expenses in 2004, 2003 and 2002, respectively.

Stock Options: A summary of shares reserved for outstanding options as of the fiscal year end, changes during the year and related weighted average exercise price is presented below (shares in thousands):

	February 3, 2005		January 29, 2004		January 30, 2003
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	35,164	$29.20	30,245	$31.41	28,045	$33.06
Granted	7,119	23.44	7,169	20.35	5,312	23.06
Exercised	(530)	21.71	(295)	21.72	(722)	23.99
Forfeited	(3,265)	30.06	(1,955)	32.14	(2,390)	34.43

Outstanding at end of year	38,488	$28.16	35,164	$29.20	30,245	$31.41

Options exercisable at end of year	20,117	$32.80	16,626	$34.08	13,523	$35.04

As of February 3, 2005, 20 million shares of the Company’s common stock were reserved for future grants of stock options and stock awards.

The following table summarizes options outstanding and options exercisable as of February 3, 2005 and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):

	Options Outstanding			Options Exercisable
	Shares	Remaining	Average	Shares	Average
Option Price Per Share	Outstanding	Life	Price	Exercisable	Price

$19.10 - $22.52	15,311	7.3	$21.16	5,890	$21.50
22.88 - 34.87	17,825	7.1	28.34	8,880	31.36
35.00 - 45.94	1,685	1.9	39.99	1,680	40.00
47.00 - 51.19	3,667	4.4	51.14	3,667	51.14

$19.10 - $51.19	38,488	6.7	$28.16	20,117	$32.80

The weighted average fair value at date of grant for Albertsons options granted during 2004, 2003 and 2002 was $6.85, $6.44 and $6.80 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2004	2003	2002

Expected life (years)	5.7	5.7	5.7
Risk-free interest rate	3.80%	3.56%	3.15%
Volatility	37.3%	39.4%	38.0%
Dividend yield	3.24%	3.74%	3.38%

15. Employee Benefit Plans and Collective Bargaining Agreements

Employee Benefit Plans: Substantially all employees working over 20 hours per week are covered by retirement plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements unless the collective bargaining agreement provides for participation in Company-sponsored plans. The Company sponsors both defined benefit and defined contribution plans.

In connection with the Shaw’s acquisition in 2004, the Company assumed the obligations of Shaw’s retirement plans. The actuarial assumptions for the existing Shaw’s retirement plans are comparable to those for the existing plans of the Company. Shaw’s retirement plans have been combined with Albertsons for financial statement presentation.

The Albertsons Salaried Employees Pension Plan was merged with the Albertsons Employees Corporate Pension Plan as of December 31, 2004. The combined Albertsons Employees Corporate Pension plan is a funded, qualified, defined benefit, noncontributory plan for eligible Albertsons employees who are at least 21 years of age with one or more years of service and (with certain exceptions) are not covered by collective bargaining agreements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. In 1999, in conjunction with the authorization of ASRE (described later), the Company-sponsored defined benefit plans were amended to close the plans to future new entrants, with the exception of certain union employees based on current contracts. Future accruals for participants in the defined benefit plans are offset by the value of Company profit sharing contributions to the new defined contribution plan. The Company’s funding policy for the defined benefit plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act (“ERISA”), with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation (“PBGC”) variable rate premiums and/or participant notices of under-funding. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

The Shaw’s Retirement Account Plan and the Shaw’s Pension Plan for Union Employees are funded, qualified, defined benefit, noncontributory plans.

The Company also sponsors an unfunded Executive Pension Makeup Plan, an unfunded Executive ASRE Makeup Plan, and Shaw’s unfunded Supplemental Executive Retirement Plan. These are nonqualified plans which provide certain key employees retirement benefits that supplement those provided by the Company’s other retirement plans.

The Company offers health and life insurance to retirees under multiple programs. The terms of these plans vary based on employment history and date of retirement. For certain pre-1991 retirees, the Company provides coverage at little or no cost to the retirees. For other current retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost. On December 5, 2003, the Board of Directors approved a curtailment of retirement medical benefits for all non-retired employees. For retirees after June 1, 2004 the fixed dollar employer contribution was eliminated and retiree contributions fund the entire benefit.

The Company uses its fiscal year-end date as the measurement date for its Company-sponsored defined benefit pension plans and postretirement benefit plans.

The following table sets forth the obligations and funded status of the Company-sponsored defined benefit pension plans and postretirement health and life insurance benefit plans:

	Pension Benefits		Other Benefits
	February 3,	January 29,	February 3,	January 29,
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$733	$656	$29	$69
Shaw’s benefit obligation at acquisition April 30, 2004	341	—	3	—
Service cost	27	13	—	2
Interest cost	58	40	1	4
Curtailment gain	—	—	—	(36)
Plan participants’ contributions	—	—	12	12
Actuarial loss (gain)	102	42	9	(6)
Benefits paid	(27)	(18)	(16)	(16)

End of year benefit obligation	1,234	733	38	29

Change in plan assets:
Fair value of plan assets at beginning of year	505	398	—	—
Shaw’s fair value of plan assets at acquisition April 30, 2004	253	—	—	—
Actual return on plan assets	76	104	—	—
Employer contributions	86	21	4	4
Plan participants’ contributions	—	—	12	12
Benefits paid	(27)	(18)	(16)	(16)

Fair value of plan assets at end of year	893	505	—	—

Funded status	(341)	(228)	(38)	(29)
Unrecognized net actuarial loss (gain)	319	252	(9)	(18)
Unrecognized prior service benefit	(44)	(51)	—	—

Net amount recognized	$(66)	$(27)	$(47)	$(47)

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Benefits
	February 3,	January 29,	February 3,	January 29,
	2005	2004	2005	2004
Accrued benefit liability	$(308)	$(212)	$(47)	$(47)
Accumulated other comprehensive income, net of taxes	148	112	—	—
Deferred income taxes	94	73	—	—

Net amount recognized	$(66)	$(27)	$(47)	$(47)

The accumulated benefit obligation for all defined benefit pension plans was $1,201 and $717 at February 3, 2005 and January 29, 2004.

At February 3, 2005, the accumulated benefit obligation exceeded the fair value of the plans’ assets in the Albertsons Employees Corporate Pension Plan, the Executive Pension Makeup Plan, Shaw’s Retirement Account Plan, Shaw’s Pension Plan for Union Employees, and Shaw’s Supplemental Executive Retirement Plan. The provisions of SFAS No. 87, “Employers’ Accounting for Pensions”, require recognition in the balance sheet of an additional minimum liability and other comprehensive income, which is reflected in stockholders’ equity, net of related tax benefit.

The following table summarizes the projected benefit obligation, accumulated benefit obligation and plan assets of the individual plans that have a projected benefit obligation in excess of plan assets:

	February 3,	January 29,
	2005	2004

Projected benefit obligation:
Albertsons Employees Corporate Pension Plan	$801	$432
Albertsons Salaried Employees Pension Plan	—	280
Executive Pension Makeup Plan	21	21
Shaw’s Retirement Account Plan	235	—
Shaw’s Pension Plan for Union Employees	164	—
Shaw’s Supplemental Executive Retirement Plan	13	—
Accumulated benefit obligation:
Albertsons Employees Corporate Pension Plan	780	429
Albertsons Salaried Employees Pension Plan	—	267
Executive Pension Makeup Plan	21	21
Shaw’s Retirement Account Plan	224	—
Shaw’s Pension Plan for Union Employees	164	—
Shaw’s Supplemental Executive Retirement Plan	12	—
Plan assets (fair market value):
Albertsons Employees Corporate Pension Plan	595	279
Albertsons Salaried Employees Pension Plan	—	226
Shaw’s Retirement Account Plan	190	—
Shaw’s Pension Plan for Union Employees	108	—

Net periodic benefit expense for Company-sponsored defined benefit pension plans was as follows:

	2004	2003	2002

Service cost - benefits earned during the period	$27	$13	$12
Interest cost on projected benefit obligations	58	40	37
Expected return on assets	(57)	(32)	(39)
Amortization of prior service cost	(6)	(6)	(7)
Recognized net actuarial loss	16	22	9
Curtailment gain	—	(7)	—

Net periodic benefit expense	$38	$30	$12

The net periodic postretirement benefit cost was as follows:

	2004	2003	2002

Service cost	$—	$2	$3
Interest cost	1	4	4
Amortization of unrecognized gain	—	(1)	(1)

Net periodic postretirement benefit cost	$1	$5	$6

Net periodic benefit expense for defined benefit plans is determined using assumptions as of the beginning of each year. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. Weighted average assumptions used for the Company-sponsored defined benefit pension plans were as follows:

	2004	2003	2002

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.40-5.45%	5.80%	6.15%
Rate of compensation increase	3.00-3.75%	3.45-4.50%	3.40-4.50%

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.80-6.15%	6.15%	6.75%
Rate of compensation increase	3.00-3.75%	3.45-4.50%	3.40-4.50%
Expected long-term return on plan assets	8.00%	8.00%	8.50%

The discount rate used to determine the Company’s obligation with respect to Company-sponsored postretirement health and life insurance benefit plans was 4.00%-4.10%, 3.55% and 6.10% as of the end of 2004, 2003 and 2002, respectively. As a result of a plan curtailment in fiscal year 2003, there are no expected employer paid benefit payments for any employees who retire after June 1, 2004. Therefore, the duration of the expected employer paid benefit payments was reduced. Discount rates are based on the expected timing and amounts of the expected employer paid benefits.

The expected employer benefit payments for certain pre-1991 retirees were measured using an annual medical trend in the age-specific per capita cost of covered health care benefits of 6% for years 2002 and 2003. For 2004, the medical trend for non-prescription claims is 6% and the trend for prescription claims is 17%, reducing 2% per year to an ultimate trend of 6%. Medical trend does not affect the expected employer benefit payments for other retirees.

With the exception of the plans covering certain grandfathered retirees, all postretirement plans are contributory, with participants’ contributions adjusted periodically. The accounting for the health care plans anticipates that the Company will not increase its contribution for health care benefits for non-grandfathered retirees in future years.

Since the subsidy levels for the Albertsons and the former defined dollar plans are fixed and the number of certain grandfathered retirees is small, a 1% health care cost trend increase or decrease has no material impact on the accumulated postretirement benefit obligation or the postretirement benefit expense.

Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon the plan’s asset allocation, composite return percentiles are developed upon which the plan’s expected long-term return is based.

Albertsons Defined Benefit Pension Plan

Assets of the Albertsons defined benefit pension plan are invested in a directed trust. Assets in the directed trust are invested as follows:

	February 3, 2005	January 29, 2004

Domestic equity	57%	53%
Fixed income	24%	27%
International equity	18%	18%
Cash equivalents	1%	2%

	100%	100%

Investments in the pension trust are overseen by the Investment Management Subcommittee which is made up of officers of the Company and outside experts.

The overall investment strategy and policy has been developed based on the need to satisfy the long-term liabilities of the Company’s pension plans. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. The asset allocation guidelines are as follows:

	Minimum Exposure	Target	Maximum Exposure
Domestic Equities
Large	40%	50%	60%
Small	5	10	15
Fixed Income	20	25	30
Non-U.S. Equities	10	15	20

Managers are expected to generate a total return consistent with their philosophy, offer protection in down markets and outperform both their respective peer group medians and an appropriate benchmark, net of expenses, over a three-to-five year period.

The investment guidelines contain the following:

-	Categorical restrictions such as no commodities, no short sales, and no margin purchases;

-	Portfolio restrictions that address such things as proxy voting, brokerage arrangements and restrictions on the purchase of Company securities;

-	Asset class restrictions that address such things as single security or sector concentration, capitalization limits and minimum quality standards; and

-	A provision for specific exemptions from the above guidelines upon approval by the Investment Management Subcommittee.

Futures and options must be used for hedging purposes only and not for speculative purposes. Long futures positions may be used in place of cash market securities (e.g., treasury futures purchased in place of buying long treasury bonds).

Shaw’s Defined Benefit Pension Plans

Assets of the two funded Shaw’s defined benefit pension plans are invested in a directed trust. Assets in the directed trust are invested as follows:

February 3,
2005

Domestic equity	44%
Fixed income	33%
International equity	14%
Real Estate	9%

100%

Investments in the pension trust are overseen by the Investment Management Subcommittee which is made up of officers of the Company and outside experts.

The overall investment strategy and policy has been developed based on the need to satisfy the long-term liabilities of the Shaw’s pension plans. Risk management is accomplished through diversification across asset classes, investment manager portfolios, commingled pools and investment guidelines. The asset allocation guidelines are as follows:

	Minimum Exposure	Target	Maximum Exposure
Domestic Equities
Large	22%	24%	29%
Small	18	19	22
Domestic Fixed Income	24	28	33
Non-U.S. Equities	8	11	14
Real Estate	8	8	9
Fixed Income	8	10	11

The investment return objectives are to meet or exceed the actuarial return target over the long term and to minimize the potential for investment losses in order to maintain plan funding levels. The trust will invest in a broad range of investment options over the long term in order to fund the future retirement income needs of plan participants and beneficiaries.

The Company expects to contribute $14 to its pension plans in 2005. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the Company’s defined benefit pension plans:

Pension Benefits

2005	$28
2006	32
2007	35
2008	40
2009	45
Years 2010-2014	310

The Company also sponsors the Albertsons Savings and Retirement Estates (“ASRE”) Plan which is a defined contribution retirement plan. ASRE is a profit sharing plan with a salary deferral feature pursuant to Section 401(k) of the Internal Revenue Code. Most participants in ASRE are eligible to receive a profit sharing contribution (Company contribution based on employee compensation). In addition, the Company provides a matching contribution based on the amount of eligible compensation contributed by the associate.

The Company sponsored a tax-deferred savings plan that was also a salary deferral plan pursuant to Section 401(k) of the Internal Revenue Code, which was merged with ASRE during 2004. In addition, the Company sponsors the Shaw’s 401(k) Plan. The plan covers non-union employees as well as certain employees represented by a labor union, who meet age and service eligibility requirements.

All Company contributions to ASRE are made at the discretion of the Board of Directors. The total amount contributed by the Company is included with the ASRE defined contribution plan expense.

The Company also contributes to various plans under industry wide collective bargaining agreements, primarily for defined benefit pension plans. Total contributions to these plans were $115 for 2004, $92 for 2003 and $80 for 2002. The Company also contributes to various plans under industry wide collective bargaining agreements which provide for health care benefits to both active employees and retirees. Total contributions to these plans were $520 for 2004, $416 for 2003 and $408 for 2002.

Retirement plans expense was as follows:

	2004	2003	2002

Defined benefit pension plans	$38	$30	$12
ASRE defined contribution plan	156	143	153
Multi-employer plans	115	92	80

	$309	$265	$245

SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” requires employers to recognize an obligation for benefits provided to former or inactive employees after employment but before retirement. The Company is self-insured for certain of its employees’ short-term and long-term disability plans, which are the primary benefits paid to inactive employees prior to retirement.

Following is a summary of the obligation for postemployment benefits included in the Company’s Consolidated Balance Sheets:

	February 3,	January 29,
	2005	2004

Included with salaries and related liabilities	$35	$37
Included with other long-term liabilities	69	63

	$104	$100

On December 8, 2003 the Medicare Act was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

The Company has determined that a group of retirees are likely eligible for the federal employer subsidy. The majority of Albertsons’ retirees, including all new retirees, are not eligible for the federal employer subsidy. Other options are under consideration which may reduce the plan cost. These options may require plan changes. Since other options are under consideration, the effect of the employer subsidy has not been recognized. Neither the federal employer subsidy nor the other options are expected to have a material impact on the Company’s annual retiree medical plan expense for 2005.

Collective Bargaining Agreements: As of February 3, 2005, the Company employed approximately 241,000 associates, of which approximately 55% were covered by collective bargaining agreements, primarily with the United Food and Commercial Workers and International Brotherhood of Teamsters. Labor agreements covering approximately 37,000 associates expire during 2005.

16. Employment Contracts and Change in Control Agreements

The Company has entered into a ten-year employment agreement with its Chairman of the Board, Chief Executive Officer and President (the “CEO Agreement”), which provides this executive with a minimum base salary, the opportunity to receive annual bonus payments and stock awards, a supplemental retirement benefit, certain fringe benefits, the right to certain guaranteed payments and vesting of stock awards upon his termination or departure from the Company and other benefits. The Company has also entered into a three-year employment agreement with its Executive Vice President and Chief Marketing Officer (the “CMO Agreement”). The CMO Agreement provides the executive with a minimum base salary, certain fringe benefits and the right to certain guaranteed payments upon his termination or departure from the Company. The Company also has agreements with other executive officers which provide the executive with a minimum base salary and, upon termination or departure from the Company without cause, certain guaranteed payments and the vesting of stock awards.

The Company has entered into change-in-control (“CIC”) agreements with certain executives to provide them with stated severance compensation should their employment with the Company be terminated under certain defined circumstances prior to or following a CIC. The CIC agreements have varying terms and provisions depending upon the executive’s level within the organization and other considerations, including up to three times base salary and current target bonus, payable in lump sum for the most senior executives and, for these executives, a tax gross-up payment to make the executive whole for any excise taxes incurred due to Section 280G of the Internal Revenue Code (a “tax gross up”). The Company does not have a separate CIC agreement with the CEO. Rather, the CEO Agreement contains CIC termination provisions applicable during the CEO Agreement’s full term that are comparable to those provided to the Company’s other most senior executives, including a tax gross up. Unlike the CIC agreements, however, the CEO Agreement provides the CEO with the ability to terminate his employment for any reason during the seventh month following a CIC and receive the stated CIC severance benefits.

The CIC agreements expire on December 31, 2005. However, beginning on January 1, 2004 and each January 1st thereafter, the term of the agreement will automatically be extended for an additional year unless the Company or the executive gives notice by September 30th of the preceding year that the Company or the executive does not wish to extend the agreement. In the event that a CIC occurs during the term of the agreements, the agreements provide for a two-year protection period (referred to as the severance period) during which time the executive will receive the stated benefits upon an involuntary termination (other than for Cause) or resignation for Good Reason (as defined in the agreements).

The CIC agreements are considered to be “double trigger” arrangements wherein the payment of severance compensation following a CIC is predicated upon the occurrence of two triggering events: (1) the occurrence of a CIC as defined in the agreements; and (2) the involuntary termination of the executive (other than for Cause) or the executive’s termination of employment with the Company for Good Reason (as defined in the agreements).

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

17. Leases

The Company leases a portion of its real estate. The typical lease period is 20 to 30 years and most leases contain renewal options. Exercise of such options is dependent on a variety of factors, including the level of business conducted at the location. In addition, the Company leases certain equipment. Some leases contain contingent rental provisions based on sales volume at retail stores or miles traveled for trucks. Capitalized leases are calculated using interest rates appropriate at the inception of each lease.

Following is a summary of the Company’s assets under capitalized leases; $0 and $2 of real estate and equipment is included in assets held for sale at February 3, 2005 and January 29, 2004, respectively:

	February 3,	January 29,
	2005	2004

Real estate and equipment	$910	$420
Accumulated amortization	(144)	(110)

	$766	$310

Future minimum lease payments for noncancelable operating leases (which exclude the amortization of acquisition-related fair value adjustments), related subleases and capital leases at February 3, 2005, are as follows:

	Operating		Capital
	Leases	Subleases	Leases

2005	$429	$(55)	$114
2006	409	(52)	112
2007	388	(48)	111
2008	357	(34)	111
2009	330	(21)	112
Thereafter	3,088	(66)	1,455

Total minimum obligations (receivables)	$5,001	$(276)	2,015

Interest			(1,134)

Present value of net minimum obligations			881
Current portion			(24)

Long-term obligations at February 3, 2005			$857

Rent expense under operating leases was as follows:

	2004	2003	2002

Minimum rent	$447	$396	$389
Contingent rent	18	18	26

	465	414	415
Sublease rent	(117)	(94)	(92)

	$348	$320	$323

18. Related Party Transactions

In 2004, the Company leased one store and one office location ($0.9 of rent, common area maintenance fees and taxes paid) and leased an aircraft for one business-related flight (insignificant) from entities that have a relationship with an individual who was a member of the Board of Directors during a portion of 2004. The Company leased one store and two office locations ($1 of rent, common area maintenance fees and taxes paid) in 2003 and leased nine stores and two office locations and paid common area maintenance fees for eight other stores ($3 of rent, common area maintenance fees and taxes paid) in 2002 from entities that have or at the time had a relationship with an individual who was a member of the Board of Directors during 2002 and 2003. Also in 2002, the Company obtained consulting services (insignificant) from an entity that has or, at the time had, a relationship with an individual who was at the time a member of the Board of Directors. As of February 3, 2005, none of the referenced individuals was a member of the Board.

19. Financial Instruments

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

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and bank line borrowings approximate their carrying amounts. Substantially all of the fair values were estimated using quoted market prices. The estimated fair values and carrying amounts of outstanding debt (excluding bank line borrowings) were as follows:

	February 3,	January 29,
	2005	2004

Fair value	$6,767	$5,491
Carrying amount	6,006	4,958

20. Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

In March 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. Albertson’s, Inc., et al.) by bonus-eligible managers seeking recovery of additional bonus compensation based upon plaintiffs’ allegation that the calculation of profits on which their bonuses were based improperly included expenses for workers’ compensation costs, cash shortages, premises liability and “shrink” losses in violation of California law. In October 2001 the court granted summary judgment against Sav-on Drug Stores, finding one of its bonus plans unlawful under plaintiffs’ liability theory. In August 2001 a class action complaint with very similar claims, also involving bonus-eligible managers, was filed against Albertsons as well as Lucky Stores, Inc. and American Stores Company, wholly owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Petersen, et al. v. Lucky Stores, Inc., et al.). In June 2002 the cases were consolidated (“Gardner/Petersen case”) and in August 2002 a class action with respect to the consolidated case was certified by the court. On December 20, 2004, the court granted final approval to a settlement reached by the parties. Based on the information presently available to the Company, management does not expect that the payments under this settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs. However, on August 26, 2004, the California Supreme Court reversed this decision and remanded the case to the trial court. The Company continues to believe it has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly owned subsidiary of the Company and Dominick’s Finer Foods, Inc. in the Circuit Court of Cook County, Illinois alleging milk price fixing (Maureen Baker et al. v. Jewel Food Stores, Inc. and Dominick’s Finer Foods, Inc., Case No. 00L 009664). In February 2003, the trial court found in favor of the defendants and dismissed the case with prejudice. The plaintiffs appealed, but on January 12, 2005, the Illinois Appellate Court upheld the trial court’s dismissal of the case. Plaintiffs have now appealed to the Illinois Supreme Court. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In September 2000 an agreement was reached and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during fiscal 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow-subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. These documents are being assessed. Second, in response to the Court’s instruction to plaintiffs counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims. This information is being assessed. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al v. Albertsons, Inc. et al) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores paid terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. The Company believes that it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”) which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Company filed its answer on February 24, 2004. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2004 a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar v. Albertson’s, Inc.) by a grocery manager seeking recovery including overtime pay based upon plaintiff’s allegation that he and other grocery managers were improperly classified as exempt under California law. The Dunbar case is currently in discovery, and a class certification hearing is scheduled for June 2005. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In July 2004, a case similar to Dunbar involving salaried drug/merchandise managers was filed in the same court (Victoria A. Moore, et al. v. Albertson’s, Inc.). In March 2005, the parties reached a tentative settlement, which remains subject to court approval. Based on information presently available to the Company, management does not expect that payments under this settlement, if approved in the present form, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims”, the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. As of February 3, 2005, the insurance carrier continued to pay the Company’s claims. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. Although the Company currently believes that it may recover at least some of these excess claim amounts, the unrecoverable amount could be material. The Company is in discussions with the carrier regarding transfer of primary claim responsibility back to the Company in exchange for a payment, which payment may be less than the projected claim liability. The Company is presently unable to determine the outcome of these discussions.

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

21. Commercial Commitments and Guarantees

Commercial Commitments

The Company had outstanding letters of credit of $124 as of February 3, 2005, all of which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company’s credit facilities. Of the $124 outstanding at year end, $97 were standby letters of credit covering primarily workers’ compensation or performance obligations. The remaining $27 were commercial letters of credit supporting the Company’s merchandise import program. The Company paid issuance fees on letters of credit outstanding as of February 3, 2005, that varied, depending on type, up to 0.75% of the outstanding balance of the letter of credit.

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

The Company is contingently liable for certain operating leases that were assigned to third parties in connection with various store closures and dispositions. If any of these third parties fails to perform its obligations under the lease, the Company could be responsible for the lease obligations. In 2003 the Company was notified that certain of these third parties had become insolvent and were seeking bankruptcy protection. At January 29, 2004, approximately 26 store leases for which the Company was contingently liable were subject to the bankruptcy proceedings of such third parties and 22 of those had been rejected by the applicable third party. The Company recorded pre-tax charges of $20 in 2003, which represents the remaining minimum lease payments and other payment obligations under the 22 rejected leases, less estimated sublease income and discounted at the Company’s credit-adjusted risk-free interest rate. As of February 3, 2005, approximately 17 store leases remained for which the Company is contingently liable. Terminations and payments made on these leases in 2004 resulted in a reduction of the Company’s contingent liability of $16. As of February 3, 2005, the Company had remaining guarantees on approximately 208 stores with leases extending through 2026. Assuming that each respective purchaser became insolvent, an event the Company believes to be remote because of the wide dispersion among third parties and the variety of remedies available, the minimum future undiscounted payments, exclusive of any potential sublease income, are $371.

The Company enters into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnities, tax indemnities, indemnities against third party claims arising out of arrangements to provide services to the Company, indemnities in merger and acquisition agreements and indemnities in agreements related to the sale of Company securities. Also, governance documents of the Company and substantially all of its subsidiaries provide for the indemnification of individuals made party to any suit or proceeding by reason of the fact that the individual was acting as an officer, director or agent of the relevant company or as a fiduciary of a company-sponsored welfare benefit plan. The Company also provides guarantees and indemnifications for the benefit of many of its wholly owned subsidiaries for the satisfaction of performance obligations, including workers’ compensation obligations. It is difficult to quantify the maximum potential liability under these indemnifications; however at February 3, 2005 the Company was not aware of any material liabilities arising from these indemnification arrangements.

22. Computation of Earnings Per Share

	2004		2003		2002
	Diluted	Basic	Diluted	Basic	Diluted	Basic

Earnings (loss) from:
Continuing operations	$474	$474	$556	$556	$866	$866
Discontinued operations	(30)	(30)	—	—	(287)	(287)
Cumulative effect of change in accounting principle	—	—	—	—	(94)	(94)

Net earnings	$444	$444	$556	$556	$485	$485

Weighted average common shares outstanding	369	369	368	368	397	397

Potential common share equivalents	3		—		2

Weighted average shares outstanding	372		368		399

Earnings (loss) per common share and common share equivalents:
Continuing operations	$1.28	$1.29	$1.51	$1.51	$2.17	$2.18
Discontinued operations	(0.08)	(0.08)	—	—	(0.72)	(0.72)
Cumulative effect of change in accounting principle	—	—	—	—	(0.23)	(0.24)
Net earnings	1.19	1.20	1.51	1.51	1.22	1.22

Calculation of potential common share equivalents:
Potential common shares assumed issued from exercise of the Corporate Units	24		—		—
Options to purchase potential common shares	28		11		10
Potential common shares assumed purchased with potential proceeds	(49)		(11)		(8)

Potential common share equivalents	3		—		2

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from assumed exercise of the Corporate Units	$572		$—		$—
Potential proceeds from exercise of options to purchase common shares	605		221		227

Total assumed proceeds from exercise	$1,177		$221		$227
Common stock price used under treasury stock method	$23.86		$20.33		$27.77

Potential common shares assumed purchased with potential proceeds	49		11		8

Outstanding options excluded in 2004, 2003 and 2002 (option price exceeded the average market price during the period) amounted to 17.0 million shares, 29.4 million shares and 20.2 million shares, respectively.

23. Quarterly Financial Data (Unaudited)

(Dollars in millions, except per share data)	First	Second	Third	Fourth	Year

2004
Sales	$8,633	$10,191	$9,995	$11,078	$39,897
Gross profit	2,434	2,879	2,792	3,081	11,186
Operating profit	192	332	281	422	1,227
Earnings from continuing operations	56	125	107	186	474
Earnings (loss) from discontinued operations	(20)	(21)	3	8	(30)
Net earnings	36	104	110	194	444
Earnings per share:
Basic	0.10	0.28	0.30	0.52	1.20
Diluted	0.10	0.28	0.29	0.52	1.19

2003
Sales	$8,854	$8,971	$8,715	$8,567	$35,107
Gross profit	2,525	2,634	2,504	2,383	10,046
Operating profit	383	369	254	312	1,318
Earnings from continuing operations	173	162	91	130	556
Earnings (loss) from discontinued operations	(1)	—	1	—	—
Net earnings	172	162	92	130	556
Earnings per share:
Basic	0.47	0.44	0.25	0.35	1.51
Diluted	0.47	0.44	0.25	0.35	1.51

Amounts for all quarters presented prior to third quarter of 2004 have been restated to separately present discontinued operations that occurred in 2004. See Note 6 “Discontinued Operations, Restructuring Activities and Closed Stores”.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of February 3, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC ’s rules and forms.

In November 2004, the Company began the implementation of the PeopleSoft Human Capital Management system. Implementation was completed at the corporate store support center and one division during 2004, and the Company plans to continue the roll-out through fiscal 2006. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal controls during this period of change.

Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are set forth on pages 28 and 29 of this Annual Report on Form 10-K and are incorporated herein by reference. Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings “Board of Directors – Corporate Governance”, “Election of Directors” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for use in connection with the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after the Company’s fiscal year ended February 3, 2005. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 3A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. This code of ethics is available on the Company’s Web site at www.albertsons.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation.

Information concerning executive compensation is presented under the headings “Compensation of Executive Officers — Summary Compensation Table”, “Compensation of Executive Officers — Option Grants In Last Fiscal Year”, “Compensation of Executive Officers — Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Compensation of Executive Officers - Retirement Benefits” and “Compensation of Executive Officers – Agreements with Named Executive Officers” in the Proxy Statement. Information concerning director compensation is presented under the heading “Election of Directors – Compensation of Directors” in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is set forth under the heading “Voting Securities and Principal Holders Thereof” in the Proxy Statement. Information with respect to equity compensation plans is set forth under the heading “Compensation of Executive Officers — Equity Compensation Plan Information” in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information concerning related transactions is presented under the heading “Certain Transactions” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is presented under the heading “Principal Accountant Fees and Services” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 27 of this report.

2)	Financial Statement Schedules: No schedules are required.

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 64 through 72 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBERTSON’S, INC.

By: \S\ Felicia D. Thornton

Felicia D. Thornton
(Executive Vice President
and Chief Financial Officer)

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 31, 2005.

\S\ Lawrence R. Johnston	\S\ Felicia D. Thornton

Lawrence R. Johnston	Felicia D. Thornton
(Chairman of the Board, Chief	(Executive Vice President
Executive Officer, President and	and Chief Financial Officer)
Director)	(Principal Accounting Officer)

\S\ A. Gary Ames	\S\ Pamela G. Bailey

A. Gary Ames	Pamela G. Bailey
(Director)	(Director)

\S\ Teresa Beck	\S\ Henry I. Bryant

Teresa Beck	Henry I. Bryant
(Director)	(Director)

\S\ Paul I. Corddry	\S\ Bonnie G. Hill

Paul I. Corddry	Bonnie G. Hill
(Director)	(Director)

\S\ Jon C. Madonna	\S\ Beth M. Pritchard

Jon C. Madonna	Beth M. Pritchard
(Director)	(Director)

\S\ Beatriz Rivera	\S\ Kathi P. Seifert

Beatriz Rivera	Kathi P. Seifert
(Director)	(Director)

Index to Exhibits
Filed with the Annual Report
on Form 10-K for the
Year Ended February 3, 2005

Number	Description
3.1	Restated Certificate of Incorporation (as amended) is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended April 30, 1998.

3.1.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 3.1.1 of Form 10-K for the year ended January 30, 1997.

3.1.2	Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 3.1.2 of Form 10-K for the year ended January 28, 1999.

3.2	By-Laws amended on March 15, 2001 and December 5, 2003 is incorporated herein by reference to Exhibit 3.2 of Form 10-K for the year ended January 29, 2004.

4.1	Stockholder Rights Plan Agreement is incorporated herein by reference to Exhibit 1 of Form 8-A Registration Statement filed with the SEC on March 4, 1997.

4.1.1	Amendment No. One to Stockholder Rights Plan Agreement (dated August 2, 1998) is incorporated herein by reference to Exhibit 4.1(b) of Amendment to Form 8-A Registration Statement filed with the SEC on August 6, 1998.

4.1.2	Amendment No. Two to Stockholder Rights Plan Agreement (dated March 16, 1999) is incorporated herein by reference to Exhibit 3 of Amendment to Form 8-A Registration Statement filed with the SEC on March 25, 1999.

4.1.3	Amendment No. Three to Stockholder Rights Plan Agreement (dated September 26, 2003) is incorporated herein by reference to Exhibit 6 of Amendment to Form 8-A Registration Statement filed with the SEC on September 30, 2003.

4.2	Indenture, dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York as Trustee is incorporated herein by reference to Exhibit 4.1 of Form S-3 (Reg. No. 333-41793) filed with the SEC on December 9, 1997.(1)

4.3	Senior Indenture dated May 1, 1995, between American Stores Company and the First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.1 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on June 12, 1995.(1)

4.4	Form of Corporate Unit is incorporated herein by reference to Exhibit 4.3 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.5	Form of Treasury Unit is incorporated herein by reference to Exhibit 4.4 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.6	Form of Senior Note is incorporated herein by reference to Exhibit 4.5 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.7	Form of Supplemental Indenture is incorporated herein by reference to Exhibit 4.6 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.8	Form of Purchase Contract Agreement is incorporated herein by reference to Exhibit 4.7 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

Number	Description

4.9	Form of Pledge Agreement is incorporated herein by reference to Exhibit 4.8 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.10	Form of Remarketing Agreement is incorporated herein by reference to Exhibit 4.9 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

10.1	J. A. and Kathryn Albertson Foundation Inc. Stock Agreement (dated May 21, 1997) is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended May 1, 1997.*

10.1.1	Waiver regarding Alscott Limited Partnership #1 Stock Agreement (dated May 21, 1997) is incorporated herein by reference to Exhibit 10.1.1 of Form 10-Q for the quarter ended May 1, 1997.*

10.1.2	Waiver regarding Kathryn Albertson Stock Agreement (dated May 21, 1997) is incorporated herein by reference to Exhibit 10.1.2 of Form 10-Q for the quarter ended May 1, 1997.*

10.2	Agreement between the Company and Gary G. Michael dated December 22, 2000 is incorporated herein by reference to Exhibit 10.2 of Form 10-K for the year ended February 1, 2001.*

10.3	Form of Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.3 of Form 10-K for the year ended February 1, 2001.*

10.4	Employment Agreement between the Company and Lawrence R. Johnston dated April 23, 2001 is incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on April 26, 2001.*

10.4.1	Amendment to Employment Agreement between the Company and Lawrence R. Johnston dated July 19, 2001 is incorporated herein by reference to Exhibit 10.4.1 of Form 10-K for the year ended January 31, 2002.*

10.5	Form of Beneficiary Agreement for Key Executive Life Insurance is incorporated herein by reference to Exhibit 10.5.1 of Form 10-K for the year ended January 30, 1986.*

10.6	Executive Deferred Compensation Plan (amended and restated February 1, 1989) is incorporated herein by reference to Exhibit 10.6 of Form 10-K for the year ended February 2, 1989.*

10.6.1	Amendment to Executive Deferred Compensation Plan (dated December 4, 1989) is incorporated herein by reference to Exhibit 10.6.1 of Form 10-Q for the quarter ended November 2, 1989.*

10.6.2	Amendment to Executive Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.6.2 of Form 10-K for the year ended February 3, 2000.*

10.6.3	Amendment to Executive Deferred Compensation Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.6.3 of Form 10-K for the year ended February 1, 2001.*

10.6.4	Amendment to Executive Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.6.4 of Form 10-K for the year ended January 30, 2003.*

10.7	[Intentionally left blank]

10.8	Form of Consulting Agreement with Special Advisors to the Board of Directors dated as of March 15, 2001 is incorporated herein by reference to Exhibit 10.8 of Form 10-K for the year ended February 1, 2001.*

Number	Description

10.9	Albertson’s, Inc. Executive Officers’ Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.42 of Form 10-Q for the quarter ended May 2, 2002.*

10.10	2000 Deferred Compensation Plan (dated January 1, 2000) is incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended February 3, 2000.*

10.10.1	First Amendment to the 2000 Deferred Compensation Plan (dated May 25, 2001) is incorporated herein by reference to Exhibit 10.10.1 of Form 10-K for the year ended January 30, 2003.*

10.10.2	Second Amendment to the 2000 Deferred Compensation Plan (dated July 18, 2001) is incorporated herein by reference to Exhibit 10.10.2 of Form 10-K for the year ended January 30, 2003.*

10.10.3	Third Amendment to the 2000 Deferred Compensation Plan (dated December 31, 2001) is incorporated herein by reference to Exhibit 10.10.3 of Form 10-K for the year ended January 30, 2003.*

10.10.4	Fourth Amendment to Deferred Compensation Plan (dated December 22, 2003) is incorporated herein by reference to Exhibit 10.10.4 of Form 10-K for the year ended January 29, 2004.*

10.11	Letter Agreement between the Company and Clarence R. Gabriel effective January 13, 2003 (filed herewith).*

10.12	[Intentionally left blank]

10.13	Executive Pension Makeup Plan (amended and restated February 1, 1989) is incorporated herein by reference to Exhibit 10.13 of Form 10-K for the year ended February 2, 1989.*

10.13.1	First Amendment to Executive Pension Makeup Plan (dated June 8, 1989) is incorporated herein by reference to Exhibit 10.13.1 of Form 10-Q for the quarter ended May 4, 1989.*

10.13.2	Second Amendment to Executive Pension Makeup Plan (dated January 12, 1990) is incorporated herein by reference to Exhibit 10.13.2 of Form 10-K for the year ended February 1, 1990.*

10.13.3	Third Amendment to Executive Pension Makeup Plan (dated January 31, 1990) is incorporated herein by reference to Exhibit 10.13.3 of Form 10-Q for the quarter ended August 2, 1990.*

10.13.4	Fourth Amendment to Executive Pension Makeup Plan (effective January 1, 1995) is incorporated herein by reference to Exhibit 10.13.4 of Form 10-K for the year ended February 2, 1995.*

10.13.5	Amendment to Executive Pension Makeup Plan (retroactive to January 1, 1990) is incorporated herein by reference to Exhibit 10.13.5 of Form 10-K for the year ended February 1, 1996.*

10.13.6	Amendment to Executive Pension Makeup Plan (retroactive to October 1, 1999) is incorporated herein by reference to Exhibit 10.13.6 of Form 10-K for the year ended February 3, 2000.*

10.13.7	Amendment to Executive Pension Makeup Plan (dated June 1, 2001) is incorporated herein by reference to Exhibit 10.13.7 of Form 10-K for the year ended January 30, 2003.*

10.14	Executive ASRE Makeup Plan (dated September 26, 1999) is incorporated herein by reference to Exhibit 10.14 of Form 10-K for the year ended February 3, 2000.*

10.14.1	First Amendment to the Executive ASRE Makeup Plan (dated May 25, 2001) is incorporated herein by reference to Exhibit 10.14.1 of Form 10-K for the year ended January 30, 2003.*

Number	Description

10.14.2	Second Amendment to the Executive ASRE Makeup Plan (dated December 31, 2001) is incorporated herein by reference to Exhibit 10.14.2 of Form 10-K for the year ended January 30, 2003.*

10.15	Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989) is incorporated herein by reference to Exhibit 10.15 of Form 10-K for the year ended February 2, 1989.*

10.15.1	Amendment to Senior Executive Deferred Compensation Plan (dated December 4, 1989) is incorporated herein by reference to Exhibit 10.15.1 of Form 10-Q for quarter ended November 2, 1989.*

10.15.2	Amendment to Senior Executive Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.7.1 of Form 10-K for the year ended February 3, 2000.*

10.15.3	Amendment to Senior Executive Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.15.3 of Form 10-K for the year ended January 30, 2003.*

10.16	[Intentionally left blank]

10.17	[Intentionally left blank]

10.18	Executive Pension Makeup Trust (dated February 1, 1989) is incorporated herein by reference to Exhibit 10.18 of Form 10-K for the year ended February 2, 1989.*

10.18.1	Amendment to Executive Pension Makeup Trust (dated July 24, 1998) is incorporated herein by reference to Exhibit 10.18.1 of Form 10-K for the year ended February 3, 2000.*

10.18.2	Amendment to Executive Pension Makeup Trust (dated December 1, 1998) is incorporated herein by reference to Exhibit 10.18.1 of Form 10-Q for quarter ended October 29, 1998.*

10.18.3	Amendment to Executive Pension Makeup Trust (dated December 1, 1999) is incorporated herein by reference to Exhibit 10.18.3 of Form 10-K for year ended February 3, 2000.*

10.18.4	Amendment to Executive Pension Makeup Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.18.4 of Form 10-K for year ended February 1, 2001.*

10.19	Executive Deferred Compensation Trust (dated February 1, 1989) is incorporated herein by reference to Exhibit 10.19 of Form 10-K for year ended February 2, 1989.*

10.19.1	Amendment to Executive Deferred Compensation Trust (dated July 24, 1998) is incorporated herein by reference to Exhibit 10.19.1 of Form 10-K for year ended February 3, 2000.*

10.19.2	Amendment to Executive Deferred Compensation Trust (dated December 1, 1998) is incorporated herein by reference to Exhibit 10.19.1 of Form 10-Q for quarter ended October 29, 1998.*

10.19.3	Amendment to Executive Deferred Compensation Trust (dated December 1, 1999) is incorporated herein by reference to Exhibit 10.19.3 of Form 10-K for year ended February 3, 2000.*

Number	Description

10.19.4	Amendment to Executive Deferred Compensation Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.19.4 of Form 10-K for year ended February 1, 2001.*

10.20	1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 of Form 10-K for year ended January 31, 1991.*

10.20.1	Amendment to 1990 Deferred Compensation Plan (dated April 12, 1994) is incorporated herein by reference to Exhibit 10.20.1 of Form 10-Q for the quarter ended August 4, 1994.*

10.20.2	Amendment to 1990 Deferred Compensation Plan (dated November 5, 1997) is incorporated herein by reference to Exhibit 10.20.2 of Form 10-K for the year ended January 29, 1998.*

10.20.3	Amendment to 1990 Deferred Compensation Plan (dated November 1, 1998) is incorporated herein by reference to Exhibit 10.20.3 of Form 10-Q for the quarter ended October 29, 1998.*

10.20.4	Termination of 1990 Deferred Compensation Plan (dated December 31, 1999) is incorporated herein by reference to Exhibit 10.20.4 of Form 10-K for the year ended January 30, 2003.*

10.20.5	Amendment to 1990 Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.20.5 of Form 10-K for the year ended January 30, 2003.*

10.20.6	Amendment to 1990 Deferred Compensation Plan (dated December 31, 2001 to be effective May 1, 2001) is incorporated herein by reference to Exhibit 10.20.6 of Form 10-K for the year ended January 30, 2003.*

10.21	Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 of Form 10-K for the year ended January 31, 1991.*

10.21.1	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.21.1 of Form 10-K for year ended February 3, 2000.*

10.21.2	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.21.2 of Form 10-K for the year ended February 1, 2001.*

10.21.3	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.21.3 of Form 10-K for the year ended January 30, 2003.*

10.21.4	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated December 22, 2003) is incorporated herein by reference to Exhibit 10.21.4 of Form 10-K for the year ended January 29, 2004.*

10.22	1990 Deferred Compensation Trust (dated November 20, 1990) is incorporated herein by reference to Exhibit 10.22 of Form 10-K for year ended January 31, 1991.*

10.22.1	Amendment to 1990 Deferred Compensation Trust (dated July 24, 1998) is incorporated herein by reference to Exhibit 10.22.1 of Form 10-K for year ended February 3, 2000.*

10.22.2	Amendment to 1990 Deferred Compensation Trust (dated December 1, 1998) is incorporated herein by reference to Exhibit 10.22.1 of Form 10-Q for quarter ended October 29, 1998.*

10.22.3	Amendment to 1990 Deferred Compensation Trust (dated December 1, 1999) is incorporated herein by reference to Exhibit 10.22.3 of Form 10-K for year ended February 3, 2000.*

Number	Description

10.22.4	Amendment to 1990 Deferred Compensation Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.22.4 of Form 10-K for year ended February 1, 2001.*

10.23	2000 Deferred Compensation Trust (dated January 1, 2000) is incorporated herein by reference to Exhibit 10.23 of Form 10-K for year ended February 3, 2000.*

10.23.1	Amendment to the 2000 Deferred Compensation Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.23.1 of Form 10-K for year ended February 1, 2001.*

10.24	1995 Stock-Based Incentive Plan (dated May 26, 1995) is incorporated herein by reference to Exhibit 10.24 of Form 10-Q for the quarter ended May 4, 1995.*

10.24.1	Form of 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 of Form 10-K for the year ended February 1, 1996.*

10.25	1995 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.25 of Form 10-Q for the quarter ended May 4, 1995.*

10.25.1	Form of 1995 Stock Option Plan for Non-Employee Directors Agreement is incorporated herein by reference to Exhibit 10.25.1 of Form 10-Q for the quarter ended May 4, 1995.*

10.25.2	Amendment to 1995 Stock Option Plan for Non-Employee Directors (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.25.2 of Form 10-K for the year ended February 1, 2001.*

10.26	Amendment to Amended and Restated 1995 Stock-Based Incentive Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.26.1 of Form 10-K for the year ended February 1, 2001.*

10.27	[Intentionally left blank]

10.28	[Intentionally left blank]

10.29	[Intentionally left blank]

10.30	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of Form S-8 filed by American Stores Company (Commission File Number 1-5392) on July 13, 1998.*

10.30.1	Amendment to American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on December 11, 1998.*

10.31	American Stores Company 1997 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit B of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.31.1	Amendment to American Stores Company 1997 Stock Option and Stock Award Plan, dated as of October 8, 1998, is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on December 11, 1998.*

Number	Description

10.31.2	Amendment to American Stores Company 1997 Stock Plan for Non-Employee Directors (dated March 15, 2001) is incorporated by reference to Exhibit 10.31.2 of Form 10-K for the year ended February 1, 2001.*

10.32	American Stores Company 1997A Stock Option and Stock Award Plan, dated as of March 27, 1997, is incorporated herein by reference to Exhibit 4.11 of the S-8 Registration Statement (Reg. No. 333-82157) filed by Albertson’s, Inc. on July 2, 1999.*

10.33	American Stores Company 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit C of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.34	American Stores Company Amended and Restated 1989 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.13 of the S-8 Registration Statement (Reg. No. 333-82157) filed by Albertson’s, Inc. on July 2, 1999.*

10.35	American Stores Company Amended and Restated 1985 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.14 of the S-8 Registration Statement (Reg. No. 333-82157) filed by Albertson’s, Inc. on July 2, 1999.*

10.36	Agreement between the Company and Peter L. Lynch dated June 18, 1999 is incorporated herein by reference to Exhibit 10.37 to Form 10-Q for the quarter ended August 2, 2001.*

10.36.1	Letter Agreement between the Company and Peter L. Lynch dated January 26, 2001 is incorporated herein by reference to Exhibit 10.36 to Form 10-Q for the quarter ended August 2, 2001.*

10.36.2	Amendment to Employment Agreement between the Company and Peter L. Lynch dated April 23, 2001 is incorporated herein by reference to Exhibit 10.36.1 to Form 10-Q for the quarter ended August 2, 2001.*

10.36.3	Letter Agreement between the Company and Peter L. Lynch dated July 24, 2003 is incorporated herein by reference to Exhibit 10.36.2 of Form 10-Q for the quarter ended July 31, 2003.*

10.37	[Intentionally left blank]

10.38	Albertson’s Voluntary Separation Plan for officers effective July 18, 2001 is incorporated herein by reference to Exhibit 10.38 to Form 10-Q for the quarter ended August 2, 2001.*

10.39	Albertson’s Severance Plan for Officers effective July 18, 2001 is incorporated herein by reference to Exhibit 10.39 to Form 10-Q for the quarter ended August 2, 2001.*

10.40	Letter Agreement between the Company and Felicia D. Thornton dated August 6, 2001 is incorporated herein by reference to Exhibit 10.40 to Form 10-Q for the quarter ended August 2, 2001.*

10.41	Albertson’s Amended and Restated 1995 Stock-Based Incentive Plan is incorporated herein by reference to Exhibit 10.41 to Form 10-Q for the quarter ended November 1, 2001.*

10.41.1	Form of 1995 Amended and Restated Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.41.1 to Form 10-Q for the quarter ended November 1, 2001.*

10.42	Albertsons Severance Plan for Officers effective October 1, 2002 is incorporated by reference to Exhibit 10.42 of Form 10-Q for the quarter ended October 31, 2002.*

10.43	Albertsons Change of Control Severance Agreement for Chief Operating Officer and Executive Vice Presidents effective November 1, 2002 is incorporated by reference to Exhibit 10.43 of Form 10-Q for the quarter ended October 31, 2002.*

10.44	Albertsons Change of Control Severance Agreement for Senior Vice Presidents and Group Vice Presidents effective November 1, 2002 is incorporated by reference to Exhibit 10.44 of Form 10-Q for the quarter ended October 31, 2002.*

Number	Description

10.45	Albertsons Change of Control Severance Agreement for Vice Presidents effective November 1, 2002 is incorporated by reference to Exhibit 10.45 of Form 10-Q for the quarter ended October 31, 2002.*

10.46	Albertsons Amended and Restated 1995 Stock-Based Incentive Plan as amended effective December 9, 2002 is incorporated by reference to Exhibit 10.46 of Form 10-Q for the quarter ended October 31, 2002.*

10.46.1	Form of Award of Stock Option (Amended and Restated 1995 Stock-Based Plan) is incorporated by reference to Exhibit 10.46.1 of Form 10-Q for the quarter ended October 31, 2002.*

10.46.2	Form of Award of Deferred Stock Units (Amended and Restated 1995 Stock-Based Plan) is incorporated by reference to Exhibit 10.46.2 of Form 10-Q for the quarter ended October 31, 2002.*

10.47	Long-term Incentive Plan (effective as of February 1, 2003) is incorporated by reference to Exhibit 10.47 of Form 10-Q for the quarter ended May 1, 2003.*

10.48	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.47 of Form 10-Q for the quarter ended October 30, 2003.*

10.49	[Intentionally left blank]

10.50	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan is incorporated herein by reference to Exhibit 10.50 of Form 10-Q for the quarter ended July 29, 2004.*

10.51	Credit Agreement (364-day) (dated June 17, 2004) is incorporated herein by reference to Exhibit 10.51 of Form 10-Q for the quarter ended July 29, 2004.

10.52	Credit Agreement (5-year) (dated June 17, 2004) is incorporated herein by reference to Exhibit 10.52 of Form 10-Q for the quarter ended July 29, 2004.

10.53	Credit Agreement (5-year) (dated July 8, 2004) is incorporated herein by reference to Exhibit 10.53 of Form 10-Q for the quarter ended July 29, 2004.

10.54	Employment Agreement between Albertson’s, Inc. and Paul Gannon, dated as of December 15, 2004 is incorporated herein by reference to Exhibit 10.54 of Form 8-K filed with the SEC on December 20, 2004.*

10.55	Form of Award of Deferred Restricted Stock Units (Amended and Restated 1995 Stock-Based Plan) is incorporated herein by reference to Exhibit 10.57 to Form 8-K filed with the SEC on December 20, 2004.*

10.56	Form of Award of Deferred Restricted Stock Units (2004 Equity and Performance Incentive Plan) is incorporated herein by reference to Exhibit 10.58 to Form 8-K filed with the SEC on December 20, 2004.*

10.57	Form of Award of Deferrable Restricted Stock Units (Amended and Restated 1995 Stock-Based Plan) is incorporated herein by reference to Exhibit 10.59 to Form 8-K filed with the SEC on December 20, 2004.*

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

(1)	In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed herewith, because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.