Form 10-K/A
period 2005-02-03
ALBERTSONS INC /DE/
filed 2005-04-14
CIK 3333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Albertson’s, Inc. is filing this amended Form 10-K for the fiscal year ended February 3, 2005 (the “Form 10-K/A”). The changes are explained below and affect only pages 21 and 54 of the original filing on Form 10-K (the “Original Filing”). None of the changes impact the Company’s financial position or previously reported net earnings or cash flows.

The Company is filing this Form 10-K/A to amend certain lease disclosures found on page 54 of the Original Filing (see Note 17, Leases in Item 8. Financial Statements and Supplementary Data). The Company is also amending the related Operating lease amounts included in, and footnote 3 to, the Contractual Obligations table contained on page 21 of the Original Filing (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). Within Note 17, sublease rent income for 2004, 2003 and 2002 has been amended. The original disclosures reflected rental income on all properties; the amended disclosures reflect sublease rent on properties under operating leases. There were also a number of proportionally smaller, miscellaneous adjustments to historical rent expense and future lease payments and sublease income disclosures within the Note. The future lease payment changes are also reflected in the amended Contractual Obligations table. In all other respects, the Original Filing remains unchanged.

The Company is re-filing Items 1 through 15 of the Original Filing for convenience. The Form 10-K/A also includes updated Exhibits 31.1, 31.2 and 32 and a currently dated consent of the Company’s Independent Registered Public Accounting Firm. This Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

Contractual Obligation		Payments Due By Period
					2010 and
	Total	2005	2006 - 2007	2008 - 2009	Thereafter

Long-term debt, including current portion (1)	$6,006	$214	$384	$1,654	$3,754
Interest on long-term debt(2)	4,857	378	731	722	3,026
Capital lease obligations	2,015	114	223	223	1,455
Operating leases (3)	4,951	430	774	659	3,088
Purchase obligations (4)
Utilities (5)	118	109	9	—	—
Contracts for purchase of property and construction of buildings	40	40	—	—	—
Transportation contracts	4,065	962	1,773	1,156	174
Other
Self insurance liability	895	263	323	142	167
Compensation and benefits	649	65	58	46	480
Other long-term liabilities	4	3	1	—	—

Total contractual cash obligations	$23,600	$2,578	$4,276	$4,602	$12,144

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

(3) Represents the minimum rents payable under operating leases, including those associated with closed stores accrued for under the Company’s restructuring and closed store reserves. Amounts are offset by expected sublease income.

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

The table below provides information, as of February 3, 2005, about the Company’s debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates:

	2005	2006	2007	2008	2009	There-after	Total	Fair Value

Fixed rate debt obligations	$214	$22	$13	$79	$1,575	$3,754	$5,657	$6,418
Weighted average interest rate	7.1%	4.9%	6.8%	6.3%	4.6%	7.6%	6.7%	—
Commercial Paper	$—	$349	$—	$—	$—	$—	$349	$349
Weighted average interest rate (1)	—	2.6%	—	—	—	—	2.6%	—

(1)	The weighted average interest rate for commercial paper is as of February 3, 2005. Weighted average commercial paper interest rates are subject to rollover risk and may increase or decrease in the future.

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

Future minimum lease payments for noncancelable operating leases (which exclude the amortization of acquisition-related fair value adjustments), related subleases and capital leases at February 3, 2005, are as follows:

	Operating		Capital
	Leases	Subleases	Leases

2005	$484	$(54)	$114
2006	453	(47)	112
2007	411	(43)	111
2008	371	(31)	111
2009	339	(20)	112
Thereafter	3,147	(59)	1,455

Total minimum obligations (receivables)	$5,205	$(254)	2,015

Interest			(1,134)

Present value of net minimum obligations			881
Current portion			(24)

Long-term obligations at February 3, 2005			$857

Rent expense under operating leases was as follows:

	2004	2003	2002

Minimum rent(1)	$469	$392	$397
Contingent rent	18	18	20

	487	410	417
Sublease rent	(63)	(45)	(45)

	$424	$365	$372

(1) 2004 minimum rent expense excludes a prior year correction of $8 to properly account for rent holidays under operating leases.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 27 of this report.

2)	Financial Statement Schedules: No schedules are required.

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 63 through 71 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBERTSON’S, INC.

By: \S\ Felicia D. Thornton

Felicia D. Thornton
(Executive Vice President
and Chief Financial Officer)

Date: April 13, 2005

Index to Exhibits
Filed with the Annual Report
on Form 10-K for the
Year Ended February 3, 2005

Number	Description
3.1	Restated Certificate of Incorporation (as amended) is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended April 30, 1998.

3.1.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 3.1.1 of Form 10-K for the year ended January 30, 1997.

3.1.2	Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 3.1.2 of Form 10-K for the year ended January 28, 1999.

3.2	By-Laws amended on March 15, 2001 and December 5, 2003 is incorporated herein by reference to Exhibit 3.2 of Form 10-K for the year ended January 29, 2004.

4.1	Stockholder Rights Plan Agreement is incorporated herein by reference to Exhibit 1 of Form 8-A Registration Statement filed with the SEC on March 4, 1997.

4.1.1	Amendment No. One to Stockholder Rights Plan Agreement (dated August 2, 1998) is incorporated herein by reference to Exhibit 4.1(b) of Amendment to Form 8-A Registration Statement filed with the SEC on August 6, 1998.

4.1.2	Amendment No. Two to Stockholder Rights Plan Agreement (dated March 16, 1999) is incorporated herein by reference to Exhibit 3 of Amendment to Form 8-A Registration Statement filed with the SEC on March 25, 1999.

4.1.3	Amendment No. Three to Stockholder Rights Plan Agreement (dated September 26, 2003) is incorporated herein by reference to Exhibit 6 of Amendment to Form 8-A Registration Statement filed with the SEC on September 30, 2003.

4.2	Indenture, dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York as Trustee is incorporated herein by reference to Exhibit 4.1 of Form S-3 (Reg. No. 333-41793) filed with the SEC on December 9, 1997.(1)

4.3	Senior Indenture dated May 1, 1995, between American Stores Company and the First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.1 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on June 12, 1995.(1)

4.4	Form of Corporate Unit is incorporated herein by reference to Exhibit 4.3 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.5	Form of Treasury Unit is incorporated herein by reference to Exhibit 4.4 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.6	Form of Senior Note is incorporated herein by reference to Exhibit 4.5 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.7	Form of Supplemental Indenture is incorporated herein by reference to Exhibit 4.6 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.8	Form of Purchase Contract Agreement is incorporated herein by reference to Exhibit 4.7 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

Number	Description

4.9	Form of Pledge Agreement is incorporated herein by reference to Exhibit 4.8 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.10	Form of Remarketing Agreement is incorporated herein by reference to Exhibit 4.9 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

10.1	J. A. and Kathryn Albertson Foundation Inc. Stock Agreement (dated May 21, 1997) is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended May 1, 1997.*

10.1.1	Waiver regarding Alscott Limited Partnership #1 Stock Agreement (dated May 21, 1997) is incorporated herein by reference to Exhibit 10.1.1 of Form 10-Q for the quarter ended May 1, 1997.*

10.1.2	Waiver regarding Kathryn Albertson Stock Agreement (dated May 21, 1997) is incorporated herein by reference to Exhibit 10.1.2 of Form 10-Q for the quarter ended May 1, 1997.*

10.2	Agreement between the Company and Gary G. Michael dated December 22, 2000 is incorporated herein by reference to Exhibit 10.2 of Form 10-K for the year ended February 1, 2001.*

10.3	Form of Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.3 of Form 10-K for the year ended February 1, 2001.*

10.4	Employment Agreement between the Company and Lawrence R. Johnston dated April 23, 2001 is incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on April 26, 2001.*

10.4.1	Amendment to Employment Agreement between the Company and Lawrence R. Johnston dated July 19, 2001 is incorporated herein by reference to Exhibit 10.4.1 of Form 10-K for the year ended January 31, 2002.*

10.5	Form of Beneficiary Agreement for Key Executive Life Insurance is incorporated herein by reference to Exhibit 10.5.1 of Form 10-K for the year ended January 30, 1986.*

10.6	Executive Deferred Compensation Plan (amended and restated February 1, 1989) is incorporated herein by reference to Exhibit 10.6 of Form 10-K for the year ended February 2, 1989.*

10.6.1	Amendment to Executive Deferred Compensation Plan (dated December 4, 1989) is incorporated herein by reference to Exhibit 10.6.1 of Form 10-Q for the quarter ended November 2, 1989.*

10.6.2	Amendment to Executive Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.6.2 of Form 10-K for the year ended February 3, 2000.*

10.6.3	Amendment to Executive Deferred Compensation Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.6.3 of Form 10-K for the year ended February 1, 2001.*

10.6.4	Amendment to Executive Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.6.4 of Form 10-K for the year ended January 30, 2003.*

10.7	[Intentionally left blank]

10.8	Form of Consulting Agreement with Special Advisors to the Board of Directors dated as of March 15, 2001 is incorporated herein by reference to Exhibit 10.8 of Form 10-K for the year ended February 1, 2001.*

Number	Description

10.9	Albertson’s, Inc. Executive Officers’ Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.42 of Form 10-Q for the quarter ended May 2, 2002.*

10.10	2000 Deferred Compensation Plan (dated January 1, 2000) is incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended February 3, 2000.*

10.10.1	First Amendment to the 2000 Deferred Compensation Plan (dated May 25, 2001) is incorporated herein by reference to Exhibit 10.10.1 of Form 10-K for the year ended January 30, 2003.*

10.10.2	Second Amendment to the 2000 Deferred Compensation Plan (dated July 18, 2001) is incorporated herein by reference to Exhibit 10.10.2 of Form 10-K for the year ended January 30, 2003.*

10.10.3	Third Amendment to the 2000 Deferred Compensation Plan (dated December 31, 2001) is incorporated herein by reference to Exhibit 10.10.3 of Form 10-K for the year ended January 30, 2003.*

10.10.4	Fourth Amendment to Deferred Compensation Plan (dated December 22, 2003) is incorporated herein by reference to Exhibit 10.10.4 of Form 10-K for the year ended January 29, 2004.*

10.11	Letter Agreement between the Company and Clarence R. Gabriel effective January 13, 2003 (previously filed).*

10.12	[Intentionally left blank]

10.13	Executive Pension Makeup Plan (amended and restated February 1, 1989) is incorporated herein by reference to Exhibit 10.13 of Form 10-K for the year ended February 2, 1989.*

10.13.1	First Amendment to Executive Pension Makeup Plan (dated June 8, 1989) is incorporated herein by reference to Exhibit 10.13.1 of Form 10-Q for the quarter ended May 4, 1989.*

10.13.2	Second Amendment to Executive Pension Makeup Plan (dated January 12, 1990) is incorporated herein by reference to Exhibit 10.13.2 of Form 10-K for the year ended February 1, 1990.*

10.13.3	Third Amendment to Executive Pension Makeup Plan (dated January 31, 1990) is incorporated herein by reference to Exhibit 10.13.3 of Form 10-Q for the quarter ended August 2, 1990.*

10.13.4	Fourth Amendment to Executive Pension Makeup Plan (effective January 1, 1995) is incorporated herein by reference to Exhibit 10.13.4 of Form 10-K for the year ended February 2, 1995.*

10.13.5	Amendment to Executive Pension Makeup Plan (retroactive to January 1, 1990) is incorporated herein by reference to Exhibit 10.13.5 of Form 10-K for the year ended February 1, 1996.*

10.13.6	Amendment to Executive Pension Makeup Plan (retroactive to October 1, 1999) is incorporated herein by reference to Exhibit 10.13.6 of Form 10-K for the year ended February 3, 2000.*

10.13.7	Amendment to Executive Pension Makeup Plan (dated June 1, 2001) is incorporated herein by reference to Exhibit 10.13.7 of Form 10-K for the year ended January 30, 2003.*

10.14	Executive ASRE Makeup Plan (dated September 26, 1999) is incorporated herein by reference to Exhibit 10.14 of Form 10-K for the year ended February 3, 2000.*

10.14.1	First Amendment to the Executive ASRE Makeup Plan (dated May 25, 2001) is incorporated herein by reference to Exhibit 10.14.1 of Form 10-K for the year ended January 30, 2003.*

Number	Description

10.14.2	Second Amendment to the Executive ASRE Makeup Plan (dated December 31, 2001) is incorporated herein by reference to Exhibit 10.14.2 of Form 10-K for the year ended January 30, 2003.*

10.15	Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989) is incorporated herein by reference to Exhibit 10.15 of Form 10-K for the year ended February 2, 1989.*

10.15.1	Amendment to Senior Executive Deferred Compensation Plan (dated December 4, 1989) is incorporated herein by reference to Exhibit 10.15.1 of Form 10-Q for quarter ended November 2, 1989.*

10.15.2	Amendment to Senior Executive Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.7.1 of Form 10-K for the year ended February 3, 2000.*

10.15.3	Amendment to Senior Executive Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.15.3 of Form 10-K for the year ended January 30, 2003.*

10.16	[Intentionally left blank]

10.17	[Intentionally left blank]

10.18	Executive Pension Makeup Trust (dated February 1, 1989) is incorporated herein by reference to Exhibit 10.18 of Form 10-K for the year ended February 2, 1989.*

10.18.1	Amendment to Executive Pension Makeup Trust (dated July 24, 1998) is incorporated herein by reference to Exhibit 10.18.1 of Form 10-K for the year ended February 3, 2000.*

10.18.2	Amendment to Executive Pension Makeup Trust (dated December 1, 1998) is incorporated herein by reference to Exhibit 10.18.1 of Form 10-Q for quarter ended October 29, 1998.*

10.18.3	Amendment to Executive Pension Makeup Trust (dated December 1, 1999) is incorporated herein by reference to Exhibit 10.18.3 of Form 10-K for year ended February 3, 2000.*

10.18.4	Amendment to Executive Pension Makeup Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.18.4 of Form 10-K for year ended February 1, 2001.*

10.19	Executive Deferred Compensation Trust (dated February 1, 1989) is incorporated herein by reference to Exhibit 10.19 of Form 10-K for year ended February 2, 1989.*

10.19.1	Amendment to Executive Deferred Compensation Trust (dated July 24, 1998) is incorporated herein by reference to Exhibit 10.19.1 of Form 10-K for year ended February 3, 2000.*

10.19.2	Amendment to Executive Deferred Compensation Trust (dated December 1, 1998) is incorporated herein by reference to Exhibit 10.19.1 of Form 10-Q for quarter ended October 29, 1998.*

10.19.3	Amendment to Executive Deferred Compensation Trust (dated December 1, 1999) is incorporated herein by reference to Exhibit 10.19.3 of Form 10-K for year ended February 3, 2000.*

Number	Description

10.19.4	Amendment to Executive Deferred Compensation Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.19.4 of Form 10-K for year ended February 1, 2001.*

10.20	1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 of Form 10-K for year ended January 31, 1991.*

10.20.1	Amendment to 1990 Deferred Compensation Plan (dated April 12, 1994) is incorporated herein by reference to Exhibit 10.20.1 of Form 10-Q for the quarter ended August 4, 1994.*

10.20.2	Amendment to 1990 Deferred Compensation Plan (dated November 5, 1997) is incorporated herein by reference to Exhibit 10.20.2 of Form 10-K for the year ended January 29, 1998.*

10.20.3	Amendment to 1990 Deferred Compensation Plan (dated November 1, 1998) is incorporated herein by reference to Exhibit 10.20.3 of Form 10-Q for the quarter ended October 29, 1998.*

10.20.4	Termination of 1990 Deferred Compensation Plan (dated December 31, 1999) is incorporated herein by reference to Exhibit 10.20.4 of Form 10-K for the year ended January 30, 2003.*

10.20.5	Amendment to 1990 Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.20.5 of Form 10-K for the year ended January 30, 2003.*

10.20.6	Amendment to 1990 Deferred Compensation Plan (dated December 31, 2001 to be effective May 1, 2001) is incorporated herein by reference to Exhibit 10.20.6 of Form 10-K for the year ended January 30, 2003.*

10.21	Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 of Form 10-K for the year ended January 31, 1991.*

10.21.1	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.21.1 of Form 10-K for year ended February 3, 2000.*

10.21.2	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.21.2 of Form 10-K for the year ended February 1, 2001.*

10.21.3	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.21.3 of Form 10-K for the year ended January 30, 2003.*

10.21.4	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated December 22, 2003) is incorporated herein by reference to Exhibit 10.21.4 of Form 10-K for the year ended January 29, 2004.*

10.22	1990 Deferred Compensation Trust (dated November 20, 1990) is incorporated herein by reference to Exhibit 10.22 of Form 10-K for year ended January 31, 1991.*

10.22.1	Amendment to 1990 Deferred Compensation Trust (dated July 24, 1998) is incorporated herein by reference to Exhibit 10.22.1 of Form 10-K for year ended February 3, 2000.*

10.22.2	Amendment to 1990 Deferred Compensation Trust (dated December 1, 1998) is incorporated herein by reference to Exhibit 10.22.1 of Form 10-Q for quarter ended October 29, 1998.*

10.22.3	Amendment to 1990 Deferred Compensation Trust (dated December 1, 1999) is incorporated herein by reference to Exhibit 10.22.3 of Form 10-K for year ended February 3, 2000.*

Number	Description

10.22.4	Amendment to 1990 Deferred Compensation Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.22.4 of Form 10-K for year ended February 1, 2001.*

10.23	2000 Deferred Compensation Trust (dated January 1, 2000) is incorporated herein by reference to Exhibit 10.23 of Form 10-K for year ended February 3, 2000.*

10.23.1	Amendment to the 2000 Deferred Compensation Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.23.1 of Form 10-K for year ended February 1, 2001.*

10.24	1995 Stock-Based Incentive Plan (dated May 26, 1995) is incorporated herein by reference to Exhibit 10.24 of Form 10-Q for the quarter ended May 4, 1995.*

10.24.1	Form of 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 of Form 10-K for the year ended February 1, 1996.*

10.25	1995 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.25 of Form 10-Q for the quarter ended May 4, 1995.*

10.25.1	Form of 1995 Stock Option Plan for Non-Employee Directors Agreement is incorporated herein by reference to Exhibit 10.25.1 of Form 10-Q for the quarter ended May 4, 1995.*

10.25.2	Amendment to 1995 Stock Option Plan for Non-Employee Directors (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.25.2 of Form 10-K for the year ended February 1, 2001.*

10.26	Amendment to Amended and Restated 1995 Stock-Based Incentive Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.26.1 of Form 10-K for the year ended February 1, 2001.*

10.27	[Intentionally left blank]

10.28	[Intentionally left blank]

10.29	[Intentionally left blank]

10.30	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of Form S-8 filed by American Stores Company (Commission File Number 1-5392) on July 13, 1998.*

10.30.1	Amendment to American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on December 11, 1998.*

10.31	American Stores Company 1997 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit B of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.31.1	Amendment to American Stores Company 1997 Stock Option and Stock Award Plan, dated as of October 8, 1998, is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on December 11, 1998.*

Number	Description

10.31.2	Amendment to American Stores Company 1997 Stock Plan for Non-Employee Directors (dated March 15, 2001) is incorporated by reference to Exhibit 10.31.2 of Form 10-K for the year ended February 1, 2001.*

10.32	American Stores Company 1997A Stock Option and Stock Award Plan, dated as of March 27, 1997, is incorporated herein by reference to Exhibit 4.11 of the S-8 Registration Statement (Reg. No. 333-82157) filed by Albertson’s, Inc. on July 2, 1999.*

10.33	American Stores Company 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit C of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.34	American Stores Company Amended and Restated 1989 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.13 of the S-8 Registration Statement (Reg. No. 333-82157) filed by Albertson’s, Inc. on July 2, 1999.*

10.35	American Stores Company Amended and Restated 1985 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.14 of the S-8 Registration Statement (Reg. No. 333-82157) filed by Albertson’s, Inc. on July 2, 1999.*

10.36	Agreement between the Company and Peter L. Lynch dated June 18, 1999 is incorporated herein by reference to Exhibit 10.37 to Form 10-Q for the quarter ended August 2, 2001.*

10.36.1	Letter Agreement between the Company and Peter L. Lynch dated January 26, 2001 is incorporated herein by reference to Exhibit 10.36 to Form 10-Q for the quarter ended August 2, 2001.*

10.36.2	Amendment to Employment Agreement between the Company and Peter L. Lynch dated April 23, 2001 is incorporated herein by reference to Exhibit 10.36.1 to Form 10-Q for the quarter ended August 2, 2001.*

10.36.3	Letter Agreement between the Company and Peter L. Lynch dated July 24, 2003 is incorporated herein by reference to Exhibit 10.36.2 of Form 10-Q for the quarter ended July 31, 2003.*

10.37	[Intentionally left blank]

10.38	Albertson’s Voluntary Separation Plan for officers effective July 18, 2001 is incorporated herein by reference to Exhibit 10.38 to Form 10-Q for the quarter ended August 2, 2001.*

10.39	Albertson’s Severance Plan for Officers effective July 18, 2001 is incorporated herein by reference to Exhibit 10.39 to Form 10-Q for the quarter ended August 2, 2001.*

10.40	Letter Agreement between the Company and Felicia D. Thornton dated August 6, 2001 is incorporated herein by reference to Exhibit 10.40 to Form 10-Q for the quarter ended August 2, 2001.*

10.41	Albertson’s Amended and Restated 1995 Stock-Based Incentive Plan is incorporated herein by reference to Exhibit 10.41 to Form 10-Q for the quarter ended November 1, 2001.*

10.41.1	Form of 1995 Amended and Restated Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.41.1 to Form 10-Q for the quarter ended November 1, 2001.*

10.42	Albertsons Severance Plan for Officers effective October 1, 2002 is incorporated by reference to Exhibit 10.42 of Form 10-Q for the quarter ended October 31, 2002.*

10.43	Albertsons Change of Control Severance Agreement for Chief Operating Officer and Executive Vice Presidents effective November 1, 2002 is incorporated by reference to Exhibit 10.43 of Form 10-Q for the quarter ended October 31, 2002.*

10.44	Albertsons Change of Control Severance Agreement for Senior Vice Presidents and Group Vice Presidents effective November 1, 2002 is incorporated by reference to Exhibit 10.44 of Form 10-Q for the quarter ended October 31, 2002.*

Number	Description

10.45	Albertsons Change of Control Severance Agreement for Vice Presidents effective November 1, 2002 is incorporated by reference to Exhibit 10.45 of Form 10-Q for the quarter ended October 31, 2002.*

10.46	Albertsons Amended and Restated 1995 Stock-Based Incentive Plan as amended effective December 9, 2002 is incorporated by reference to Exhibit 10.46 of Form 10-Q for the quarter ended October 31, 2002.*

10.46.1	Form of Award of Stock Option (Amended and Restated 1995 Stock-Based Plan) is incorporated by reference to Exhibit 10.46.1 of Form 10-Q for the quarter ended October 31, 2002.*

10.46.2	Form of Award of Deferred Stock Units (Amended and Restated 1995 Stock-Based Plan) is incorporated by reference to Exhibit 10.46.2 of Form 10-Q for the quarter ended October 31, 2002.*

10.47	Long-term Incentive Plan (effective as of February 1, 2003) is incorporated by reference to Exhibit 10.47 of Form 10-Q for the quarter ended May 1, 2003.*

10.48	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.47 of Form 10-Q for the quarter ended October 30, 2003.*

10.49	[Intentionally left blank]

10.50	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan is incorporated herein by reference to Exhibit 10.50 of Form 10-Q for the quarter ended July 29, 2004.*

10.51	Credit Agreement (364-day) (dated June 17, 2004) is incorporated herein by reference to Exhibit 10.51 of Form 10-Q for the quarter ended July 29, 2004.

10.52	Credit Agreement (5-year) (dated June 17, 2004) is incorporated herein by reference to Exhibit 10.52 of Form 10-Q for the quarter ended July 29, 2004.

10.53	Credit Agreement (5-year) (dated July 8, 2004) is incorporated herein by reference to Exhibit 10.53 of Form 10-Q for the quarter ended July 29, 2004.

10.54	Employment Agreement between Albertson’s, Inc. and Paul Gannon, dated as of December 15, 2004 is incorporated herein by reference to Exhibit 10.54 of Form 8-K filed with the SEC on December 20, 2004.*

10.55	Form of Award of Deferred Restricted Stock Units (Amended and Restated 1995 Stock-Based Plan) is incorporated herein by reference to Exhibit 10.57 to Form 8-K filed with the SEC on December 20, 2004.*

10.56	Form of Award of Deferred Restricted Stock Units (2004 Equity and Performance Incentive Plan) is incorporated herein by reference to Exhibit 10.58 to Form 8-K filed with the SEC on December 20, 2004.*

10.57	Form of Award of Deferrable Restricted Stock Units (Amended and Restated 1995 Stock-Based Plan) is incorporated herein by reference to Exhibit 10.59 to Form 8-K filed with the SEC on December 20, 2004.*

21	Subsidiaries of the Registrant (previously filed).

23	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

(1)	In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed herewith, because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.