Form 10-Q
period 2005-05-05
ALBERTSONS INC /DE/
filed 2005-06-08
CIK 3333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the 13 Weeks Ended: May 5, 2005          Commission File Number: 1-6187

ALBERTSON’S, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-0184434

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho	83726

(Address of principal executive offices)	(Zip Code)

(208) 395-6200

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares of the registrant’s common stock, $1.00 par value, outstanding at June 3, 2005 was 368,333,190.

ALBERTSON’S INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED EARNINGS STATEMENTS
(in millions, except per share data)
(unaudited)

	13 weeks ended
	May 5,	April 29,
	2005	2004
Sales	$9,993	$8,612
Cost of sales	7,183	6,184

Gross profit	2,810	2,428

Selling, general and administrative expenses	2,517	2,236

Operating profit	293	192

Other expenses (income):
Interest, net	132	103
Other, net	(1)	—

Earnings from continuing operations before income taxes	162	89
Income tax expense	55	33

Earnings from continuing operations	107	56

Discontinued operations:
Operating loss	(1)	(1)
Loss on disposal	(11)	(30)
Income tax benefit	5	11

Loss from discontinued operations	(7)	(20)

Net earnings	$100	$36

Earnings (loss) per share:
Basic
Continuing operations	$0.29	$0.15
Discontinued operations	(0.02)	(0.05)
Net earnings	0.27	0.10

Diluted
Continuing operations	$0.29	$0.15
Discontinued operations	(0.02)	(0.05)
Net earnings	0.27	0.10

Weighted average common shares outstanding:
Basic	370	369
Diluted	371	371

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value data)
(unaudited)

	May 5,	February 3,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$246	$273
Accounts and notes receivable, net	663	675
Inventories	3,166	3,119
Assets held for sale	49	43
Prepaid and other	227	185

Total Current Assets	4,351	4,295

Land, buildings and equipment (net of accumulated depreciation and amortization of $7,876 and $7,658, respectively)	10,257	10,472

Goodwill	2,285	2,284

Intangibles, net	859	868

Other assets	404	392

Total Assets	$18,156	$18,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,406	$2,250
Salaries and related liabilities	589	739
Self-insurance	261	263
Current maturities of long-term debt and capital lease obligations	234	238
Other current liabilities	551	595

Total Current Liabilities	4,041	4,085

Long-term debt	5,656	5,792

Capital lease obligations	843	857

Self-insurance	656	632

Other long-term liabilities and deferred credits	1,504	1,524

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock – $1.00 par value; authorized - 10 shares; designated – 3 shares of Series A Junior Participating; issued – none	—	—
Common stock – $1.00 par value; authorized - 1,200 shares; issued – 368 shares and 368 shares, respectively	368	368
Capital in excess of par	72	66
Accumulated other comprehensive loss	(145)	(145)
Retained earnings	5,161	5,132

Total Stockholders’ Equity	5,456	5,421

Total Liabilities and Stockholders’ Equity	$18,156	$18,311

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.

CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(unaudited)

	13 weeks ended
	May 5,	April 29,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$100	$36
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	291	246
Net deferred income taxes	(17)	90
Discontinued operations noncash charges	13	33
Other noncash charges	5	15
Stock-based compensation	5	5
Net (gain) loss on asset disposals	(15)	2
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(29)	(70)
Inventories	(46)	60
Accounts payable	155	112
Other current liabilities	(174)	(102)
Self-insurance	22	15
Unearned income	(36)	1
Other long-term liabilities	12	22

Net cash provided by operating activities	286	465

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(184)	(220)
Proceeds from disposal of land, buildings and equipment	74	5
Proceeds from disposal of assets held for sale	8	27
Other	2	(9)

Net cash used in investing activities	(100)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net commercial paper activity	(135)	1,603
Payments on long-term borrowings	(9)	(5)
Dividends paid	(70)	(70)
Proceeds from stock options exercised	1	6

Net cash (used in) provided by financing activities	(213)	1,534

Net (decrease) increase in cash and cash equivalents	(27)	1,802

Cash and cash equivalents at beginning of period	273	561

Cash and cash equivalents at end of period	$246	$2,363

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

As of May 5, 2005, the Company, through its divisions and subsidiaries, operated 2,500 stores in 37 states. The Company, through its divisions and subsidiaries, also operated 236 fuel centers near existing stores. Retail operations are supported by 19 major Company distribution operations, strategically located in the Company’s operating markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2004 Annual Report on Form 10-K, as amended (the “Company’s 2004 Annual Report on Form 10-K”) for the fiscal year ended February 3, 2005 filed with the Securities and Exchange Commission. The results of operations for the 13 weeks ended May 5, 2005 are not necessarily indicative of results for a full year.

The Company’s Condensed Consolidated Balance Sheet as of February 3, 2005 has been derived from the audited Consolidated Balance Sheet as of that date.

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

Inventories

The amount of vendor funds reducing the Company’s inventory (“inventory offset”) as of May 5, 2005 was $137, an increase of $11 from February 3, 2005. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company’s grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company’s vendor funds in 2004) and by estimating the average inventory turnover rates by department for the Company’s remaining inventory. These results for the thirteen weeks ended May 5, 2005 include a $9 charge to adjust the prior year inventory offset and a credit of $10 to record a related adjustment to the prior year LIFO reserve. The net impact of these two related adjustments on gross margin was a credit of $1.

Net earnings reflect the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. This determination resulted in pre-tax LIFO expense of $6 for the 13 week period ended May 5, 2005, which was offset by the LIFO credit of $10 related to prior year described above, for a net LIFO credit of $4. LIFO expense was $6 for the 13 week period ended April 29, 2004.

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES – (CONT.)

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, expense associated with stock-based compensation is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par value. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to Financial Accounting Standards Board (“FASB”) Statement No. 123”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. If the fair value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net earnings and earnings per share for the periods presented below would have been as follows:

	13 weeks ended
	May 5,	April 29,
	2005	2004

Net Earnings as reported	$100	$36
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3	3
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9)	(11)

Pro Forma Net Earnings	$94	$28

Basic Earnings Per Share:
As Reported	$0.27	$0.10
Pro Forma	0.25	0.08

Diluted Earnings Per Share:
As Reported	$0.27	$0.10
Pro Forma	0.25	0.08

The pro forma net earnings resulted from reported net earnings less pro forma after-tax compensation expense. The pro forma effect on net earnings is not representative of the pro forma effect on net earnings in future periods. To calculate pro forma stock-based compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: risk-free interest rate of 4.00% and 3.01%, respectively, expected dividend yield of 3.39% and 3.35%, respectively, expected lives of 6.0 and 6.0 years, respectively, and expected stock price volatility of 37.60% and 38.90%, respectively.

Reclassifications

The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. As of May 5, 2005, the Company has recorded its cash disbursement accounts with a net cash book overdraft position in accounts payable. The Company believes this presentation of cash is preferable under generally accepted accounting principles. Previously, the Company had reported these balances in cash and cash equivalents. The condensed consolidated statement of cash flows for the prior period has been adjusted to conform to this presentation. Net earnings were not impacted by this change. At May 5, 2005 and February 3, 2005 the Company had net cash book overdrafts of $244 and $294, respectively, classified in accounts payable.

Certain other reclassifications have been made in the prior period’s financial statements to conform to classifications used in the current year.

NOTE 2 – NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“SFAS No. 106-2”). SFAS No. 106-2 supersedes SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and provides guidance on the accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was signed into law in December 2003. SFAS No. 106-2 is effective beginning in the third fiscal quarter of 2005. The impact of the Medicare Act and SFAS No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the Company’s fiscal year beginning February 3, 2006. The impact of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated earnings statements. The Company intends to adopt SFAS 123(R) using the “modified prospective” transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified or settled after February 3, 2006, will be measured and accounted for in accordance with SFAS 123(R). In addition, in the Company’s first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the start of the Company’s first quarter of 2006. The expense will be based on the fair value determined at grant date under SFAS 123, “Accounting for Stock-Based Compensation”. The Company estimates that earnings per share in 2006 will be reduced by approximately $0.07 per diluted share as a result of implementing SFAS 123(R). However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123(R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective at the end of the Company’s fiscal year ending February 2, 2006. The impact of FIN 47 is not expected to have a material effect on the Company’s consolidated financial statements.

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

The aggregate purchase price was $2,578, which included $2,134 of cash, $441 of assumed capital lease obligations and debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the net proceeds from a subsequent mandatory convertible security offering (see Note 7 – “Indebtedness” to the Condensed Consolidated Financial Statements) to repay $1,117 of such commercial paper.

NOTE 3 – BUSINESS ACQUISITIONS – (CONT.)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The initial purchase price allocations were based on a combination of third-party valuations and internal analyses and were adjusted during the allocation period in accordance with SFAS No. 141, “Business Combinations”.

			Revised
	Initial Purchase	Purchase Price	Purchase Price
	Price Allocation	Adjustments	Allocation
Current assets	$444	$42	$486
Land, buildings and equipment	1,378	(20)	1,358
Goodwill	840	(37)	803
Intangible assets	766	(17)	749
Other assets	23	—	23

Total assets acquired	$3,451	$(32)	$3,419

Current liabilities	$417	$7	$424
Long-term debt	441	—	441
Other liabilities	456	(39)	417

Total liabilities assumed	1,314	(32)	1,282

Net assets acquired	$2,137	$—	$2,137

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

As part of the purchase price allocation, the fair values of operating leases were calculated, a portion of which represents favorable operating leases compared with current market conditions and a portion of which represents unfavorable operating leases compared with current market conditions. The favorable leases totaled $308 and are included in Intangibles, net in the Company’s Condensed Consolidated Balance Sheets. The unfavorable leases totaled $192, have an estimated weighted average life of 18 years and are included in Other long-term liabilities and deferred credits in the Company’s Condensed Consolidated Balance Sheets.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. Of the $803 recorded in goodwill, $95 is expected to be deductible for tax purposes over the next 14 years.

Bristol Farms

On September 21, 2004, the Company acquired New Bristol Farms, Inc. (“Bristol Farms”) for $137 in cash. As of May 5, 2005, Bristol Farms operated 11 gourmet retail stores in Southern California. This transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated on a preliminary basis to the fair value of the tangible and identifiable intangible assets acquired as determined by third-party valuations and internal analyses. The purchase price was allocated as follows: $52 in assets, $17 in liabilities, $21 in trade names not subject to amortization and $81 in goodwill.

NOTE 3 – BUSINESS ACQUISITIONS – (CONT.)

The following unaudited pro forma financial information presents the combined results of operations of the Company, Shaw’s and Bristol Farms as if the acquisitions had occurred on January 30, 2004. Shaw’s fiscal year ended on February 28, 2004, and Bristol Farm’s fiscal year ended on May 2, 2004. The unaudited pro forma financial information uses Shaw’s and Bristol Farm’s data for the periods corresponding to the Company’s fiscal year. This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma information does not reflect any potential synergies or integration costs.

13 weeks ended
April 29,
2004
Sales	$9,781
Net earnings	59

Earnings per share:
Basic	$0.16
Diluted	0.16

NOTE 4 – DISCONTINUED OPERATIONS, RESTRUCTURING ACTIVITIES AND CLOSED STORES

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

Discontinued Operations

In April 2005 the Company entered into a definitive agreement to sell its operations in the Jacksonville, Florida market, which consisted of seven operating stores, four of which are owned. The lease agreements associated with the three leased properties will be assumed by the buyer. The transaction is expected to close in the second quarter of 2005. Results of operations for those stores have been reclassified and presented as discontinued operations for the 13 week periods ended May 5, 2005 and April 29, 2004. As of May 5, 2005, the Company classified the seven properties with a value of $14 as Assets held for sale in the Condensed Consolidated Balance Sheet.

In June 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the Omaha, Nebraska market, which consisted of 21 operating stores. Results of operations for those stores have been reclassified and presented as discontinued operations for the 13 week periods ended May 5, 2005 and April 29, 2004. As of May 5, 2005, the Company had disposed of 15 properties, resulting in six properties with a value of $2 classified as Assets held for sale in the Condensed Consolidated Balance Sheet.

In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans, Louisiana market, which consisted of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for the 13 week periods ended May 5, 2005 and April 29, 2004. As of May 5, 2005, the Company had disposed of six properties, resulting in four properties with a value of $15 classified as Assets held for sale in the Condensed Consolidated Balance Sheet.

In 2002 the Company announced its plan to sell, close or otherwise dispose of its operations in four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 stores and two distribution centers. As of May 5, 2005, the Company had disposed of 84 properties, resulting in 13 properties with a value of $2 classified as Assets held for sale in the Condensed Consolidated Balance Sheet.

Discontinued operations stores generated sales of $20 and $100 for the 13 week periods ended May 5, 2005 and April 29, 2004, respectively. The loss from discontinued operations of $7 for the 13 week period ended May 5, 2005 consisted of loss from operations of $1, a write down of fixed assets of $11, and an income tax benefit of $5. The loss from discontinued operations of $20 for the 13 week period ended April 29, 2004 consisted of a loss from operations of $1, a write down of fixed assets and lease settlements of $30, and an income tax benefit of $11.

NOTE 4 – DISCONTINUED OPERATIONS, RESTRUCTURING ACTIVITIES AND CLOSED STORES – (CONT.)

Restructuring Activities

In 2001 the Company committed to a plan to restructure its operations by 1) closing 165 underperforming stores, 2) closing four division offices, 3) centralizing processing functions to its corporate offices, and 4) reducing overall store support center headcount. As of May 5, 2005, the Company had disposed of 137 properties, resulting in 28 properties with a value of $1 classified as Assets held for sale in the Condensed Consolidated Balance Sheet.

The following table summarizes the accrual activity for future lease obligations related to discontinued operations, restructuring activities and closed stores:

	Balance		Balance
	February 3,		May 5,
	2005	Payments	2005

2004 Discontinued Operations	$2	$—	$2
2002 Discontinued Operations	6	(1)	5
2001 Restructuring Activities	12	—	12
Closed Stores	22	(3)	19

	$42	$(4)	$38

NOTE 5 – INTANGIBLES

The carrying amount of intangibles was as follows:

	May 5,	February 3,
	2005	2005
Amortizing:
Favorable acquired operating leases	$497	$500
Customer lists and other contracts	32	30
Loyalty card and other	37	37

	566	567
Accumulated amortization	(166)	(158)

	400	409

Non-Amortizing:
Trade names	420	420
Liquor licenses	39	39

	459	459

	$859	$868

At May 5, 2005, amortizing intangible assets had remaining useful lives from less than one year to 37 years. Projected amortization expense (net of amortization of unfavorable acquired operating lease liabilities) for existing intangible assets is $26, $21, $19, $19 and $19 for 2005, 2006, 2007, 2008 and 2009, respectively.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following represents the components of net periodic pension benefits:

	Pension Benefits
	13 weeks ended
	May 5,	April 29,
	2005	2004
Service cost – benefits earned during the period	$9	$4
Interest cost on projected benefit obligations	16	11
Expected return on assets	(16)	(10)
Amortization of prior service (credit)	(2)	(2)
Recognized net actuarial loss	4	4

Net periodic benefit expense	$11	$7

Postretirement Benefits amounts were less than $1 for the 13 week periods ended May 5, 2005 and April 29, 2004.

During the first quarter of 2005, the Company made no contributions to its defined benefit plans.

NOTE 7 – INDEBTEDNESS

Revolving Credit Facilities

At May 5, 2005, the Company had three revolving credit facilities totaling $1,400. The first agreement, a 364-Day revolving credit facility with total availability of $400, will expire on June 16, 2005. The Company intends to replace this facility with a new five-year facility prior to its expiration. The second agreement, a five-year facility for $900, will expire in June 2009. The third agreement, a five-year facility for $100, will expire in July 2009. The 364-Day credit agreement contains an option which would allow the Company, upon due notice, to convert any outstanding amount at the expiration date to a term loan. The three existing agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.5 to 1 through April 30, 2005, 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007 and 4.0 to 1 thereafter. As of May 5, 2005, the Company was in compliance with these requirements. No borrowings were outstanding under these credit facilities as of May 5, 2005 or February 3, 2005.

The Company had $214 and $349 outstanding in commercial paper borrowings at May 5, 2005, and February 3, 2005, respectively. These outstanding borrowings are backed by the three revolving credit facilities.

Mandatory Convertible Security Offering

In May 2004 the Company completed a public offering registered with the Securities and Exchange Commission of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an over-allotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The senior notes bear an annual interest rate of 3.75%. In the first half of 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase common stock under the related purchase contract. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contract. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars.

NOTE 7 – INDEBTEDNESS – (CONT.)

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

Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share”. Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the reporting period is above $28.82, and will potentially occur when the average price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. These securities were not dilutive during the first quarter of 2005.

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

Shelf Registration

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 (“2001 Registration Statement”), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of the Company’s common stock. As of May 5, 2005, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.

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

In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly owned subsidiary of the Company and Dominick’s Finer Foods, Inc. in the Circuit Court of Cook County, Illinois alleging milk price fixing (Maureen Baker et al. v. Jewel Food Stores, Inc. and Dominick’s Finer Foods, Inc., Case No. 00L 009664). In February 2003, the trial court found in favor of the defendants and dismissed the case with prejudice. On January 12, 2005, the Illinois Appellate Court upheld the trial court’s dismissal of the case and on May 25, 2005, the Illinois Supreme Court denied the plaintiffs’ petition for leave to appeal.

In September 2000 an agreement was reached and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status.

NOTE 8 – CONTINGENCIES – (CONT.)

Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during fiscal 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow-subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. These documents are being assessed. Second, in response to the Court’s instruction to plaintiffs counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims. This information is being assessed. The value of these claims will likewise be subject to challenge by either party. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”) which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Retailers’ motion for summary judgment was denied on May 26, 2005. This decision has been appealed and the Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In July 2004, a case similar to Dunbar involving salaried drug/merchandise managers was filed in the same court (Victoria A. Moore, et al. v. Albertson’s, Inc.). In March 2005, the parties reached a tentative settlement, which remains subject to court approval. Based on information presently available to the Company, payments under this settlement should not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims”, the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. As of May 5, 2005, the insurance carrier continues to pay the Company’s claims. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. Although the Company currently believes that it may recover at least some of these excess claim amounts, the unrecoverable amount could be material. The Company is in discussions with the carrier regarding transfer of primary claim responsibility back to the Company in exchange for a payment, which payment may be less than the projected claim liability. The Company is presently unable to determine the outcome of these discussions.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 8 – CONTINGENCIES – (CONT.)

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

NOTE 9 – INCOME TAXES

The Company’s effective tax rate from continuing operations for the 13 week period ended May 5, 2005 was 33.8% as compared to 37.5% for the 13 week period ended April 29, 2004. This decrease in the 13 week period ended May 5, 2005 was primarily due to a net $8 reduction of previously recorded reserves resulting from a revision of the required reserves during the quarter.

NOTE 10 – COMPUTATION OF EARNINGS PER SHARE

	13 weeks ended
	May 5, 2005		April 29, 2004
	Basic	Diluted	Basic	Diluted
Earnings (loss) from:
Continuing operations	$107	$107	$56	$56
Discontinued operations	(7)	(7)	(20)	(20)

Net earnings	$100	$100	$36	$36

Weighted average common shares outstanding	370	370	369	369

Potential common share equivalents		1		2

Weighted average shares outstanding		371		371

Earnings (loss) per common share and common share equivalents:
Continuing operations	$0.29	$0.29	$0.15	$0.15
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.05)
Net earnings	0.27	0.27	0.10	0.10

Calculation of potential common share equivalents:
Potential common shares assumed issued from exercise of the Corporate Units		—		—
Options to purchase potential common shares		9		20
Potential common shares assumed purchased with potential proceeds		(8)		(18)

Potential common share equivalents		1		2

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from assumed exercise of the Corporate Units		$—		$—
Potential proceeds from exercise of options to purchase common shares		177		407

Total assumed proceeds from exercise		$177		$407

Common stock price used under treasury stock method		$20.97		$23.19

Potential common shares assumed purchased with potential proceeds		8		18

Outstanding options excluded for the 13 week periods ended May 5, 2005 and April 29, 2004, because the option price exceeded the average market price during the period, amounted to 31.5 shares and 17.9 shares, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Albertson’s, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Albertson’s, Inc. and subsidiaries (“Albertsons”) as of May 5, 2005, and the related condensed consolidated earnings statements and cash flow statements for the thirteen week periods ended May 5, 2005 and April 29, 2004. These interim financial statements are the responsibility of Albertsons’ management.

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

We have previously audited, in accordance with standards of the PCAOB, the consolidated balance sheet of Albertsons as of February 3, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flow for the year then ended (not presented herein); and in our report dated March 31, 2005, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to changes in methods of accounting for goodwill, closed stores and vendor funds. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Boise, Idaho
June 8, 2005

ALBERTSON’S, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

A variety of factors have impacted the comparability of the Company’s results of operations for the 13 week periods ended May 5, 2005 and April 29, 2004, all as more fully described below. The principal factors affecting comparability are the continuation of the Southern California labor dispute into the first quarter of fiscal 2004 and the Company’s ongoing recovery from the dispute, the Company’s acquisition of J Sainsbury plc’s U.S. retail grocery store business (“Shaw’s”) on April 30, 2004, and the Company’s investments in pricing, promotions and advertising during the current period.

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

The aggregate purchase price was $2,578, which included $2,134 of cash, $441 of assumed capital lease obligations and debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the net proceeds from a subsequent mandatory convertible security offering (see Note 7 – “Indebtedness” to the Condensed Consolidated Financial Statements) to repay $1,117 of such commercial paper.

Bristol Farms’ Acquisition

On September 21, 2004, the Company acquired New Bristol Farms, Inc. (“Bristol Farms”) for $137 in cash. As of May 5, 2005, Bristol Farms operated 11 gourmet retail stores in Southern California.

Southern California Labor Dispute

The Company, The Kroger Co. and Safeway Inc. (the “Retailers”) engaged in multi-employer bargaining with the United Food and Commercial Workers (“UFCW”) in connection with the Labor Dispute and, as a result, the Retailers entered into agreements (“Labor Dispute Agreements”) that, among other things, were designed to prevent the union from placing disproportionate pressure on one or more Retailer. The Labor Dispute Agreements provided for payments from any of the Retailers who gained from such disproportionate pressure to any of the Retailers who suffered from such disproportionate pressure. Amounts earned by the Company under the terms of the Labor Dispute Agreements totaled $17, $43 and $3 in the 13 week periods ended April 29, 2004, January 29, 2004 and October 30, 2003, respectively. Amounts earned were recorded as a reduction to Selling, general and administrative expenses in the respective periods and all amounts were collected during the 13 week period ended July 29, 2004.

Results of Operations

13 Week Period Ended May 5, 2005

Sales were $9,993 and $8,612 for the 13 week periods ended May 5, 2005 and April 29, 2004, respectively. The increase in sales was primarily due to sales from the 206 stores acquired in the Shaw’s transaction and the 11 stores acquired from Bristol Farms. In addition, the Company experienced increased sales as compared to the prior year in Southern California as a result of the Labor Dispute’s negative impact on sales in the first quarter of 2004. However, sales were unfavorably impacted by competitive pressures primarily in markets such as Dallas/Ft. Worth and those in which the Company does not have a number one or number two market share position.

Management estimates that overall inflation in the cost of the products the Company sells was approximately 0.97% in the 12 months ended May 5, 2005.

Identical store sales increased 1.6% for the 13 week period ended May 5, 2005 compared to the 13 week period ended April 29, 2004. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales, which use the same store base as the identical store sales computation but includes sales at replacement stores, increased 1.8% for the 13 week period ended May 5, 2005. Increases in both identical and comparable store sales for the 13 week period ended May 5, 2005 were due to the Labor Dispute’s negative impact on sales during the prior year. The 206 acquired Shaw’s stores and the 11 acquired Bristol Farms stores are not included in the Company’s identical or comparable store sales computations, as defined above, and will not be included until the second and fourth quarters of 2005, respectively.

During the 13 week period ended May 5, 2005, the Company, through its divisions and subsidiaries, opened 10 combination food and drug stores, two stand-alone drugstores, 13 Extreme Inc. price impact stores and two fuel centers, while closing 22 combination food and drug stores, five conventional stores and one stand-alone drugstore.

Gross profit, as a percent to sales, for the 13 week period ended May 5, 2005 decreased slightly as compared to the 13 week period ended April 29, 2004 due to continued planned investments in pricing, promotion and advertising to drive sales growth and market share in highly competitive markets. The factors causing a decline in gross profit, as a percent to sales, were partially offset by savings generated from strategic sourcing and consumer demand chain initiatives, increased generic drug utilization and continued improvement in the Company’s Own Brands penetration.

Selling, general and administrative expenses, as a percent to sales, decreased to 25.2% for the 13 week period ended May 5, 2005, as compared to 26.0% for the 13 week period ended April 29, 2004. This decrease was primarily attributable to reductions in employee benefit and compensation costs, gains recognized from the disposal of property offset by impairment charges, decreased legal expenses and lower workers’ compensation costs. Declines in employee benefit costs were the result of a one-time contribution in the first quarter of 2004 to the union health and welfare fund of $36 and strike ratification bonus payments of $10 under the terms of the new collective bargaining agreements in Southern California. Employee compensation costs decreased as a percent to sales when compared to the prior period due to increased sales leverage and benefits related to the resolution of the Labor Dispute. Legal expenses decreased due to favorable litigation settlements recorded in the first quarter of 2005 and estimated litigation settlements for pending litigation recorded in the first quarter of 2004. Lower workers’ compensation costs when compared with the prior period were a result of Company managed initiatives to lower accident frequencies. These decreases were partially offset by increases in depreciation and repairs and maintenance as a result of increased investments in information technology, which have a shorter life compared to traditional real estate investments.

Interest expense, net increased to $132 for the 13 week period ended May 5, 2005 as compared to $103 for the 13 week period ended April 29, 2004. This increase was attributable to an increase in interest on capital lease obligations resulting from the acquisition of Shaw’s, interest costs on the issuance of the $1,150 mandatory convertible security used to repay commercial paper that was used to finance the acquisition of Shaw’s and interest related to a tax contingency.

The Company’s effective tax rate from continuing operations for the 13 week period ended May 5, 2005 was 33.8% as compared to 37.5% for the 13 week period ended April 29, 2004. This decrease in the 13 week period ended May 5, 2005 was primarily due to a net $8 reduction of previously recorded reserves resulting from a revision of the required reserves during the quarter.

Earnings from continuing operations were $107, or $0.29 per diluted share, for the 13 week period ended May 5, 2005 compared to $56, or $0.15 per diluted share, for the 13 week period ended April 29, 2004. This increase was primarily due to inclusion of Shaw’s operating results in the Company’s first quarter of 2005 and the resolution of the Labor Dispute that impacted prior year results. To a lesser extent, the decrease in Selling, general and administrative expenses described above also contributed to the increase. The impact of these factors was partially offset by earnings pressure in Dallas/Ft. Worth and in Northern California due to intense competition, and in certain other markets where the Company does not have a number one or number two market share position.

Net loss from discontinued operations was $7 for the 13 week period ended May 5, 2005. This loss resulted primarily from the Company’s decision in April 2005 to exit the Jacksonville, Florida market. Net loss from discontinued operations was $20 for the 13 week period ended April 29, 2004. This loss resulted primarily from the Company’s decision in April 2004 to exit the New Orleans, Louisiana market.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Company’s 2004 Annual Report on Form 10-K, as amended, for the fiscal year ended February 3, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities during the 13 week period ended May 5, 2005 was $286 compared to $465 for the same period in the prior year. The decrease in cash provided by operations was due primarily to higher levels of inventories during the first quarter of 2005 as compared to the same period in the prior year and also due to tax planning initiatives implemented in 2004 which favorably impacted cash flows from operating activities during the 13 week period ended April 29, 2004.

Net cash used in investing activities during the 13 week period ended May 5, 2005 decreased to $100 compared to cash flows used in investing activities of $197 for the 13 week period ended April 29, 2004. This decrease was primarily the result of proceeds from disposals of land, building and equipment and assets held for sale, in addition to lower capital expenditures in first quarter 2005. The Company is continuing to implement its 2005 capital expenditure plan, which includes outlays for new stores, store remodels and information technology. The Company expects capital expenditures for the year to be between $1,300 and $1,400 which includes cash capital expenditures as well as capital and operating leases.

Net cash used in financing activities during the 13 week period ended May 5, 2005 was $213 as compared to net cash provided by financing activities of $1,534 during the 13 week period ended April 29, 2004. The change is due primarily to commercial paper borrowings during the 13 week period ended April 29, 2004 in anticipation of the closing of the Shaw’s acquisition which occurred on April 30, 2004.

The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods.

At May 5, 2005, the Company had three revolving credit facilities totaling $1,400. The first agreement, a 364-Day revolving credit facility with total availability of $400, will expire on June 16, 2005. The Company intends to replace this facility with a new five-year facility prior to its expiration. The second agreement, a five-year facility for $900, will expire in June 2009. The third agreement, a five-year facility for $100, will expire in July 2009. The 364-Day credit agreement contains an option which would allow the Company, upon due notice, to convert any outstanding amount at the expiration date to a term loan. The three existing agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.5 to 1 through April 30, 2005, 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007 and 4.0 to 1 thereafter. As of May 5, 2005, the Company was in compliance with these requirements. No borrowings were outstanding under these credit facilities as of May 5, 2005 or February 3, 2005.

The Company had $214 and $349 outstanding in commercial paper borrowings at May 5, 2005 and February 3, 2005, respectively. These outstanding borrowings are backed by the three revolving credit facilities.

In May 2004 the Company completed a public offering registered with the Securities and Exchange Commission of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an over-allotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The senior notes bear an annual interest rate of 3.75%. In the first half of 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase common stock under the related purchase contract. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contract. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars. (See Note 7 – “Indebtedness” to the Condensed Consolidated Financial Statements)

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 (“2001 Registration Statement”), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of the Company’s common stock. As of May 5, 2005, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.

There were no purchases of the Company’s common stock in 2004. In December 2004, the Board of Directors reauthorized a program authorizing management, at their discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2005. The Company may continue or, from time to time suspend, purchasing shares under its stock purchase program without notice, depending on prevailing market conditions, alternate uses of capital and other factors. There were no purchases of the Company’s stock during the 13 week period ended May 5, 2005.

On March 16, 2005, Standard & Poor’s Rating Services (“S&P”) announced that it had placed the ratings of the Company, The Kroger Co., and Safeway, Inc. on credit watch with negative implications. S&P also announced that they expected any downgrade to be limited to one notch with ratings not expected to fall below investment grade. The Company does not have any credit rating downgrade triggers that would accelerate repayment in the Company’s fixed-term debt portfolio were a downgrade in the Company’s credit ratings to occur. Similarly, a downgrade in the Company’s credit ratings would not affect the Company’s ability to borrow amounts under the revolving credit facilities. However, any adverse changes to the Company’s credit ratings would increase the cost of borrowings under the Company’s credit facilities. In addition, a downgrade could limit the Company’s ability to issue commercial paper. Should this occur the Company might seek alternative sources of funding, including the issuance of notes under the 2001 Registration Statement. In addition, at May 5, 2005, up to $1,400 could be drawn upon from the Company’s senior unsecured credit facilities.

Insurance and Pension Plan Contingencies

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims”, the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. As of May 5, 2005, the insurance carrier continues to pay the Company’s claims. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. Although the Company currently believes that it may recover at least some of these excess claim amounts, the unrecoverable amount could be material. The Company is in discussions with the carrier regarding transfer of primary claim responsibility back to the Company in exchange for a payment, which payment may be less than the projected claim liability. The Company is presently unable to determine the outcome of these discussions.

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. The Company contributed $115 and $92 to these plans in 2004 and 2003, respectively. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, return on the assets held in the plans, actions taken by trustees who manage the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market or another employer withdraws from a plan without provision for their share of pension liability. Many recently completed labor negotiations have positively affected the Company’s future contributions to these plans.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see the Company’s 2004 Annual Report on Form 10-K. At May 5, 2005, there have been no material changes regarding the Company’s contractual obligations outside the ordinary course of business or material changes to guarantees from the information disclosed in the Company’s 2004 Annual Report on Form 10-K, as amended.

Commercial Commitments

The Company had outstanding letters of credit of $104 as of May 5, 2005, all of which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company’s credit facilities. Of the $104 outstanding at May 5, 2005, $96 were standby letters of credit covering primarily workers’ compensation or performance obligations. The remaining $8 were commercial letters of credit supporting the Company’s merchandise import program. The Company paid issuance fees on letters of credit outstanding as of May 5, 2005 that varied, depending on type, up to 0.75% of the outstanding balance of the letter of credit.

Off-Balance Sheet Arrangements

At May 5, 2005, the Company had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that were accounted for under the equity method at May 5, 2005 had no liabilities associated with them that were guaranteed by or that would be considered material to the Company. Accordingly, the Company does not have any off-balance sheet arrangements with unconsolidated entities.

Related Party Transactions

There were no material related party transactions during the 13 week period ended May 5, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2004 Annual Report on Form 10-K, as amended, for the fiscal year ended February 3, 2005.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of May 5, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

In the first quarter of 2005, the Company continued its implementation of the PeopleSoft Human Capital Management system. The Company plans to continue the roll-out through fiscal 2006. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal controls during this period of change.

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

PART II. OTHER INFORMATION

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company’s expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties. These statements may relate to, among other things: statements of expectation regarding the Company’s future results of operations; investing to increase sales; changes in cash flow; increases in general liability costs, workers’ compensation costs and employee benefit costs; attainment of cost reduction goals; impacts of the Labor Dispute; impacts of the completion of the acquisitions of Shaw’s and Bristol Farms; achieving sales increases and increases in comparable and identical sales; opening and remodeling stores; and the Company’s five strategic imperatives. These statements are indicated by words or phrases such as “expects,” “plans,” “believes,” “estimate,” and “goal”. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information.

Important assumptions, risks and uncertainties and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); labor negotiations; adverse determinations with respect to, or the need to increase reserves for litigation or other claims (including environmental matters); financial difficulties experienced by third-party insurance providers; employee benefit costs; the Company’s ability to recruit, retain and develop employees; the Company’s ability to develop new stores or complete remodels as rapidly as planned; the Company’s ability to implement new technology successfully; stability of product costs; the Company’s ability to integrate the operations of and realize synergies from acquired or merged companies, including Shaw’s; the Company’s ability to execute its restructuring plans, including the ability of the Company to complete the sale of non-strategic or under-performing assets, such as the Company’s stores in the Jacksonville, Florida market; the Company’s ability to achieve its five strategic imperatives; and other factors affecting the Company’s business in or beyond the Company’s control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; the continued safety of the products the Company sells; changes in the general economy; changes in interest rates; and the occurrence of natural disasters.

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

In August 2000 a class action complaint was filed against Jewel Food Stores, Inc., an indirect wholly owned subsidiary of the Company and Dominick’s Finer Foods, Inc. in the Circuit Court of Cook County, Illinois alleging milk price fixing (Maureen Baker et al. v. Jewel Food Stores, Inc. and Dominick’s Finer Foods, Inc., Case No. 00L 009664). In February 2003, the trial court found in favor of the defendants and dismissed the case with prejudice. On January 12, 2005, the Illinois Appellate Court upheld the trial court’s dismissal of the case and on May 25, 2005, the Illinois Supreme Court denied the plaintiffs’ petition for leave to appeal.

In September 2000 an agreement was reached and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during fiscal 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow-subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. These documents are being assessed. Second, in response to the Court’s instruction to plaintiffs counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims. This information is being assessed. The value of these claims will likewise be subject to challenge by either party. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to it, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company; Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”) which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Retailers’ motion for summary judgment was denied on May 26, 2005. This decision has been appealed and the Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that theultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s stock repurchases during the 13 weeks ended May 5, 2005 (dollars in millions except per share data):

Issuer Purchases of Equity Securities

(d)
				(c)	Maximum Number
				Total Number Of	(Or Approximate
				Shares (Or	Dollar Value) Of
	(a)			Units) Purchased	Shares (Or Units)
	Total Number		(b)	As Part Of	That May Yet Be
	of Shares (Or		Average Price	Publicly	Purchased Under
	Units)		Paid Per Share	Announced Plans	The Plans Or
Period	Purchased		(Or Unit)	Or Programs (1)	Programs

February 4 – February 28, 2005	137	(2)	$23.07	—	$500
March 1 – March 31, 2005	—		—	—	500
April 1 – May 5, 2005	9,852	(2)	20.16	—	500

(1)	On December 16, 2004, the Board of Directors reauthorized a program authorizing management, at its discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2005. No shares of common stock have been repurchased through May 5, 2005 under this program.

(2)	Represents shares surrendered or deemed surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of stock units under employee stock based compensation plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 2, 2005, and transacted the following business:

1)	Election of Class I Directors (term expiring in 2008):

Nominee	Votes For	Votes Withheld
Henry I. Bryant	244,369,197	78,877,226
Bonnie G. Hill	238,506,663	84,739,760
Lawrence R. Johnston	242,637,400	80,609,023
Kathi P. Seifert	315,660,586	7,585,837

Continuing Class II Directors (Term expiring in 2006):

A. Gary Ames
Paul I. Corddry
Jon C. Madonna
Beatriz Rivera

Continuing Class III Directors (Term expiring in 2007):

Pamela G. Bailey
Teresa Beck
Beth Pritchard

2)	Ratification of Appointment of Independent Auditors:

Votes For	Votes Against	Abstentions
317,590,747	3,512,244	2,143,432

3)	Shareholder proposal recommending a majority vote for Director elections:

Votes For	Votes Against	Abstentions
128,155,709	141,475,326	2,780,918

               Broker non-votes: 50,834,470

4)	Shareholder proposal for simple majority voting requirements:

Votes For	Votes Against	Abstentions
175,447,183	94,115,115	2,849,655

               Broker non-votes: 50,834,470

5)	Shareholder proposal regarding shareholder approval of certain executive severance agreements:

Votes For	Votes Against	Abstentions
146,798,184	122,860,529	2,753,240

               Broker non-votes: 50,834,470

6)	Shareholder proposal regarding an independent Board Chair:

Votes For	Votes Against	Abstentions
63,609,703	205,948,228	2,854,022

               Broker non-votes: 50,834,470

7)	Shareholder proposal regarding executive equity grants:

Votes For	Votes Against	Abstentions
116,803,561	152,815,416	2,792,976

               Broker non-votes: 50,834,470

Item 5. Other Information

On June 2, 2005, Adrian J. Downes, 41, the Company’s Group Vice President and Controller, was designated the Company’s Principal Accounting Officer. Mr. Downes became the Company’s Group Vice President and Controller on June 7, 2004. Previously, he served as the Vice President and Controller of The GAP, Inc. (clothing retailer) from August 2002 and Senior Director of Corporate Reporting of The GAP, Inc. from April 2000.

On June 3, 2005, pursuant to the Company’s outside director compensation program and 2004 Equity and Performance Incentive Plan, each non-employee member of the Company’s Board of Directors received an equity grant with a fair market value of $80,000. At each director’s election, the grant was paid in shares of unrestricted, transferable common stock or deferred stock units with reinvested dividend equivalents. Deferred stock units represent units credited to a director’s account. Although immediately vested, the units are not settled in stock until a future date specified by the director.

Item 6. Exhibits

10.58	Form of Non-Employee Director Deferred Share Units Agreement (Albertson’s, Inc. 2004 Equity and Performance Incentive Plan)

10.59	Letter Agreement between the Company and Clarence J. Gabriel, Jr., dated as of May 9, 2005

10.60	Form of Award of Deferrable Restricted Stock Units (Albertson’s, Inc. 2004 Equity and Performance Incentive Plan)

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTSON’S, INC.

(Registrant)

Date: June 8, 2005	/S/ Felicia D. Thornton

Felicia D. Thornton
Executive Vice President
and Chief Financial Officer