Form 10-Q
period 2005-08-04
ALBERTSONS INC /DE/
filed 2005-09-09
CIK 3333

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the 13 Weeks Ended: August 4, 2005       Commission File Number: 1-6187
ALBERTSON’S, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-0184434

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho	83726

(Address of principal executive offices)	(Zip Code)
(208) 395-6200

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, $1.00 par value, outstanding at September 6, 2005 was 368,402,820.

ALBERTSON’S INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALBERTSON’S, INC.
CONDENSED CONSOLIDATED EARNINGS STATEMENTS
(in millions, except per share data)
(unaudited)

	13 weeks ended
	August 4,	July 29,
	2005	2004
Sales	$10,188	$10,169
Cost of sales	7,332	7,297

Gross profit	2,856	2,872

Selling, general and administrative expenses	2,554	2,542
Restructuring credits	(1)	(1)

Operating profit	303	331

Other expenses (income):
Interest, net	149	132
Other, net	(2)	(1)

Earnings from continuing operations before income taxes	156	200
Income tax expense	46	75

Earnings from continuing operations	110	125

Discontinued operations:
Operating loss	(3)	(9)
Loss on disposal	(1)	(25)
Income tax benefit	1	13

Loss from discontinued operations	(3)	(21)

Net earnings	$107	$104

Earnings (loss) per share:
Basic
Continuing operations	$0.30	$0.34
Discontinued operations	(0.01)	(0.06)
Net earnings	0.29	0.28

Diluted
Continuing operations	$0.30	$0.34
Discontinued operations	(0.01)	(0.06)
Net earnings	0.29	0.28

Weighted average common shares outstanding:
Basic	370	369
Diluted	371	371
See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.
CONDENSED CONSOLIDATED EARNINGS STATEMENTS
(in millions, except per share data)
(unaudited)

	26 weeks ended
	August 4,	July 29,
	2005	2004
Sales	$20,181	$18,781
Cost of sales	14,515	13,481

Gross profit	5,666	5,300

Selling, general and administrative expenses	5,071	4,778
Restructuring credits	(1)	(1)

Operating profit	596	523

Other expenses (income):
Interest, net	281	235
Other, net	(3)	(1)

Earnings from continuing operations before income taxes	318	289
Income tax expense	101	108

Earnings from continuing operations	217	181

Discontinued operations:
Operating loss	(4)	(10)
Loss on disposal	(12)	(55)
Income tax benefit	6	24

Loss from discontinued operations	(10)	(41)

Net earnings	$207	$140

Earnings (loss) per share:
Basic
Continuing operations	$0.59	$0.49
Discontinued operations	(0.03)	(0.11)
Net earnings	0.56	0.38

Diluted
Continuing operations	$0.59	$0.49
Discontinued operations	(0.03)	(0.11)
Net earnings	0.56	0.38

Weighted average common shares outstanding:
Basic	370	369
Diluted	371	371
See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value data)
(unaudited)

	August 4,	February 3,
	2005	2005
ASSETS

Current Assets:
Cash and cash equivalents	$264	$273
Accounts and notes receivable, net	645	675
Inventories	3,173	3,119
Assets held for sale	34	43
Prepaid and other	233	185

Total Current Assets	4,349	4,295

Land, buildings and equipment (net of accumulated depreciation and amortization of $8,083 and $7,658, respectively)	10,158	10,472

Goodwill	2,284	2,284

Intangibles, net	850	868

Other assets	484	392

Total Assets	$18,125	$18,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,341	$2,250
Salaries and related liabilities	634	739
Self-insurance	269	263
Current maturities of long-term debt and capital lease obligations	35	238
Other current liabilities	534	595

Total Current Liabilities	3,813	4,085

Long-term debt	5,846	5,792

Capital lease obligations	839	857

Self-insurance	676	632

Other long-term liabilities and deferred credits	1,450	1,524

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock — $1.00 par value; authorized - 10 shares; designated – 3 shares of Series A Junior Participating; issued – none	—	—
Common stock — $1.00 par value; authorized - 1,200 shares; issued – 368 shares and 368 shares, respectively	368	368
Capital in excess of par	79	66
Accumulated other comprehensive loss	(145)	(145)
Retained earnings	5,199	5,132

Total Stockholders’ Equity	5,501	5,421

Total Liabilities and Stockholders’ Equity	$18,125	$18,311

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(unaudited)

	26 weeks ended
	August 4,	July 29,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$207	$140
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	576	522
Net deferred income taxes	(67)	68
Discontinued operations noncash charges	15	66
Other noncash (credits) charges	(2)	23
Stock-based compensation	13	11
Restructuring credits	(1)	—
Net (gain) loss on asset disposals	(24)	6
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(12)	134
Inventories	(53)	118
Accounts payable	110	96
Other current liabilities	(130)	(61)
Self-insurance	50	55
Unearned income	(64)	(10)
Other long-term liabilities	27	17

Net cash provided by operating activities	645	1,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(2,080)
Capital expenditures	(421)	(467)
Proceeds from disposal of land, buildings and equipment	116	54
Proceeds from disposal of assets held for sale	18	27
Refundable deposit for tax related liabilities	(81)	—
Other	11	(17)

Net cash used in investing activities	(357)	(2,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mandatory convertible security	—	1,150
Net commercial paper activity	52	304
Proceeds from long-term borrowings	9	—
Payments on long-term borrowings	(219)	(213)
Dividends paid	(140)	(140)
Mandatory convertible security financing costs	—	(33)
Proceeds from stock options exercised	1	10

Net cash (used in) provided by financing activities	(297)	1,078

Net decrease in cash and cash equivalents	(9)	(220)

Cash and cash equivalents at beginning of period	273	561

Cash and cash equivalents at end of period	$264	$341

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
As of August 4, 2005, the Company, through its divisions and subsidiaries, operated 2,487 stores in 37 states. The Company, through its divisions and subsidiaries, also operated 236 fuel centers near existing stores. Retail operations are supported by 19 major Company distribution operations, strategically located in the Company’s operating markets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2004 Annual Report on Form 10-K, as amended (the “Company’s 2004 Annual Report on Form 10-K”) for the fiscal year ended February 3, 2005 filed with the Securities and Exchange Commission. The results of operations for the 13 and 26 weeks ended August 4, 2005 are not necessarily indicative of results for a full year.
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
Inventories
The amount of vendor funds reducing the Company’s inventory (“inventory offset”) as of August 4, 2005 was $142, an increase of $5 from the end of the first quarter and an increase of $16 from the end of 2004. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company’s grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company’s vendor funds in 2004) and by estimating the average inventory turnover rates by department for the Company’s remaining inventory. These results for the 26 weeks ended August 4, 2005 include a $9 charge recorded in the first quarter of 2005 to adjust the prior year inventory offset and a credit of $10 to record a related adjustment to the prior year LIFO reserve. The net impact of these two related adjustments on gross margin was a credit of $1 in the first quarter of 2005.
Net earnings reflect the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. This determination resulted in pre-tax LIFO expense of $6 and $12 for the 13 and 26 week periods ended August 4, 2005, respectively, which was partially offset by the LIFO credit of $10 related to the prior year described above for a net year-to-date LIFO expense of $2. LIFO expense was $1 and $7 for the 13 and 26 week periods ended July 29, 2004.

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES – (CONT.)
Stock-Based Compensation
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, expense associated with stock-based compensation is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par value. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment to Financial Accounting Standards Board (“FASB”) Statement No. 123,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. If the fair value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net earnings and earnings per share for the periods presented below would have been as follows:

	13 weeks ended		26 weeks ended
	August 4,	July 29,	August 4,	July 29,
	2005	2004	2005	2004

Net Earnings as reported	$107	$104	$207	$140
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	5	4	8	6
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(11)	(22)	(21)

Pro Forma Net Earnings	$98	$97	$193	$125

Basic Earnings Per Share:
As Reported	$0.29	$0.28	$0.56	$0.38
Pro Forma	0.27	0.26	0.52	0.34

Diluted Earnings Per Share:
As Reported	$0.29	$0.28	$0.56	$0.38
Pro Forma	0.27	0.26	0.52	0.34

The pro forma net earnings resulted from reported net earnings less pro forma after-tax compensation expense. The pro forma effect on net earnings is not representative of the pro forma effect on net earnings in future periods. To calculate pro forma stock-based compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: risk-free interest rate of 3.96% and 3.93%, respectively, expected dividend yield of 3.44% and 3.29%, respectively, expected lives of 6.0 and 6.0 years, respectively, and expected stock price volatility of 37.51% and 38.33%, respectively.
Reclassifications
The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. As of August 4, 2005, the Company has recorded its cash disbursement accounts with a net cash book overdraft position in accounts payable. The Company believes this presentation of cash is preferable under generally accepted accounting principles. Prior to third quarter 2004, the Company had reported these balances in cash and cash equivalents. The condensed consolidated statement of cash flows for the prior period has been adjusted to conform to this presentation. Net earnings were not impacted by this change. At August 4, 2005 and February 3, 2005, the Company had net cash book overdrafts of $219 and $294, respectively, classified in accounts payable.
Effective with the 26 week period ended August 4, 2005, liabilities incurred to acquire or construct assets are excluded from cash provided by operating activities in the cash flow statement. The related payments of those liabilities are reflected as capital expenditures within investing activities in the cash flow statement in the period in which they are paid. As a result, net cash provided by operating activities for the 26 week period ended August 4, 2005 reflects a $20 increase and net cash used in investing activities for capital expenditures reflects a $20 increase related to the 13 week period ended May 5, 2005. The impact of this change for the 26 week period ended July 29, 2004 and for the full 2004 fiscal year were not significant and were not reclassified.
Certain other reclassifications have been made in the prior period’s financial statements to conform to classifications used in the current year.

NOTE 2 – NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS
In May 2004, the Financial Accounting Standards Board, (“FASB”), FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”). FSP FAS 106-2 supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was signed into law in December 2003. FSP FAS 106-2 is effective for the Company’s fiscal quarter beginning August 5, 2005. The impact of the Medicare Act and FSP FAS 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.
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
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated earnings statements. The Company intends to adopt SFAS No. 123(R) using the “modified prospective” transition method beginning with the first quarter of fiscal 2006. Under this method, awards that are granted, modified or settled on or after February 3, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). In addition, in the Company’s first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the start of the Company’s first quarter of 2006. The expense will be based on the fair value determined at grant date under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company estimates that earnings per share in 2006 will be reduced by approximately $0.07 per diluted share as a result of implementing SFAS No. 123(R). However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123, and such differences have not yet been quantified.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for the Company’s fiscal year beginning February 3, 2006. The Company is continuing to evaluate the impact, if any, of SFAS No. 154 on the Company’s consolidated financial statements.
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for the Company’s fiscal quarter beginning August 5, 2005. The impact of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial statements.

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
The aggregate purchase price for the Shaw’s transaction was $2,578, which included $2,134 of cash, $441 of assumed capital lease obligations and debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the net proceeds from a subsequent mandatory convertible security offering (see Note 7 – “Indebtedness” to the Condensed Consolidated Financial Statements) to repay $1,117 of such commercial paper.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The initial purchase price allocations were based on a combination of third-party valuations and internal analyses and were adjusted during the allocation period, which ended April 30, 2005, in accordance with SFAS No. 141, “Business Combinations”.

		Purchase Price
		Adjustments	Revised
	Initial Purchase	Through April	Purchase Price
	Price Allocation	30, 2005	Allocation
Current assets	$444	$42	$486
Land, buildings and equipment	1,378	(20)	1,358
Goodwill	840	(37)	803
Intangible assets	766	(17)	749
Other assets	23	—	23

Total assets acquired	3,451	(32)	3,419

Current liabilities	417	7	424
Long-term debt	441	—	441
Other liabilities	456	(39)	417

Total liabilities assumed	1,314	(32)	1,282

Net assets acquired	$2,137	$—	$2,137

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
As part of the purchase price allocation, the fair values of operating leases were calculated, a portion of which represents favorable operating leases compared with current market conditions and a portion of which represents unfavorable operating leases compared with current market conditions. The favorable leases totaled $308 and are included in Intangibles, net in the Company’s Condensed Consolidated Balance Sheets. The unfavorable leases totaled $192, have an estimated weighted average life of 18 years and are included in Other long-term liabilities and deferred credits in the Company’s Condensed Consolidated Balance Sheet.
The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. Of the $803 recorded in goodwill, $95 is expected to be deductible for tax purposes over the next 14 years.

NOTE 3 – BUSINESS ACQUISITIONS – (CONT.)
Bristol Farms
On September 21, 2004, the Company acquired New Bristol Farms, Inc. (“Bristol Farms”) for $137 in cash. As of August 4, 2005, Bristol Farms operated 11 gourmet retail stores in Southern California. The purchase price has been allocated on a preliminary basis to the fair value of the tangible and identifiable intangible assets acquired as determined by third-party valuations and internal analyses. The purchase price was allocated as follows: $52 in assets, $17 in liabilities, $21 in trade names not subject to amortization and $81 in goodwill.
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

	13 weeks ended	26 weeks ended
	July 29,	July 29,
	2004	2004
Sales	$10,212	$19,992
Net earnings	105	164

Earnings per share:
Basic	$0.28	$0.44
Diluted	0.28	0.44
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
Discontinued Operations
In April 2005 the Company entered into a definitive agreement to sell its operations in the Jacksonville, Florida market to a single buyer in a multi-stage transaction. The operations consisted of seven operating stores, of which four were owned and three leased. The three lease agreements have been assumed by the buyer. Results of operations for the seven stores have been reclassified and presented as discontinued operations for the 13 and 26 week periods ended August 4, 2005 and July 29, 2004. The transaction closed on August 24, 2005. As of August 4, 2005, closings on three of the stores were complete, resulting in four properties with a value of $5 classified as Assets held for sale in the Condensed Consolidated Balance Sheet.
In June 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the Omaha, Nebraska market, which consisted of 21 operating stores. Results of operations for those stores have been reclassified and presented as discontinued operations for the 13 and 26 week periods ended August 4, 2005 and July 29, 2004. As of August 4, 2005, the Company had disposed of 17 properties. The remaining four properties are subject to operating leases and have no remaining book value.
In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans, Louisiana market, which consisted of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for the 13 and 26 week periods ended August 4, 2005 and July 29, 2004. As of August 4, 2005, the Company had disposed of six properties, resulting in four properties with a value of $15 classified as Assets held for sale in the Condensed Consolidated Balance Sheet.

NOTE 4 – DISCONTINUED OPERATIONS, RESTRUCTURING ACTIVITIES AND CLOSED STORES – (CONT.)
In 2002 the Company announced its plan to sell, close or otherwise dispose of its operations in four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 stores and two distribution centers. As of August 4, 2005, the Company had disposed of 86 properties, resulting in 11 properties with a value of $2 classified as Assets held for sale in the Condensed Consolidated Balance Sheet.
Discontinued operations stores generated sales of $18 and $81 for the 13 week periods ended August 4, 2005 and July 29, 2004, respectively, and $38 and $181 for the 26 week periods ended August 4, 2005 and July 29, 2004, respectively. The loss from discontinued operations of $3 and $21 for the 13 week periods ended August 4, 2005 and July 29, 2004, respectively, consisted of loss from operations of $3 and $9, a write down of fixed assets and lease settlements of $1 and $25, and an income tax benefit of $1 and $13. The loss from discontinued operations of $10 and $41 for the 26 week periods ended August 4, 2005 and July 29, 2004, respectively, consisted of a loss from operations of $4 and $10, a write down of fixed assets and lease settlements of $12 and $55, and an income tax benefit of $6 and $24.
Restructuring Activities
In 2001 the Company committed to a plan to restructure its operations by 1) closing 165 underperforming stores, 2) closing four division offices, 3) centralizing processing functions to its corporate offices, and 4) reducing overall store support center headcount. As of August 4, 2005, the Company had disposed of 138 properties, resulting in 27 properties with a value of $3 classified as Land, buildings and equipment in the Condensed Consolidated Balance Sheet.
The following table summarizes the accrual activity for future lease obligations related to discontinued operations, restructuring activities and closed stores for the 13 and 26 week periods ended August 4, 2005:

	Balance				Balance
	May 5,				August 4,
	2005	Additions	Payments	Adjustments	2005

2004 Discontinued Operations	$2	$—	$—	$—	$2
2002 Discontinued Operations	5	—	—	—	5
2001 Restructuring Activities	12	—	(1)	—	11
Closed Stores	19	1	(4)	1	17

	$38	$1	$(5)	$1	$35

	Balance				Balance
	February 3,				August 4,
	2005	Additions	Payments	Adjustments	2005

2004 Discontinued Operations	$2	$—	$—	$—	$2
2002 Discontinued Operations	6	—	(1)	—	5
2001 Restructuring Activities	12	—	(1)	—	11
Closed Stores	22	1	(7)	1	17

	$42	$1	$(9)	$1	$35

NOTE 5 – INTANGIBLES
The carrying amount of intangibles was as follows:

	August 4,	February 3,
	2005	2005
Amortizing:
Favorable acquired operating leases	$496	$500
Customer lists and other contracts	33	30
Loyalty card and other	37	37

	566	567
Accumulated amortization	(175)	(158)

	391	409

Non-Amortizing:
Trade names	420	420
Liquor licenses	39	39

	459	459

	$850	$868

At August 4, 2005, amortizing intangible assets had remaining useful lives from less than one year to 34 years. Projected amortization expense (net of amortization of unfavorable acquired operating lease liabilities) for existing intangible assets is $27, $22, $20, $19 and $20 for 2005, 2006, 2007, 2008 and 2009, respectively.
NOTE 6 – EMPLOYEE BENEFIT PLANS
The following represents the components of net periodic pension benefits:

	Pension Benefits		Other Benefits
	13 weeks ended		13 weeks ended
	August 4,	July 29,	August 4,	July 29,
	2005	2004	2005	2004
Service cost – benefits earned during the period	$10	$7	$—	$—
Interest cost on projected benefit obligations	18	15	1	—
Expected return on assets	(19)	(16)	—	—
Amortization of prior service (credit)	(2)	(1)	—	—
Recognized net actuarial loss	7	4	—	—

Net periodic benefit expense	$14	$9	$1	$—

	Pension Benefits		Other Benefits
	26 weeks ended		26 weeks ended
	August 4,	July 29,	August 4,	July 29,
	2005	2004	2005	2004
Service cost – benefits earned during the period	$19	$11	$—	$—
Interest cost on projected benefit obligations	34	26	1	1
Expected return on assets	(35)	(26)	—	—
Amortization of prior service (credit)	(4)	(3)	—	—
Recognized net actuarial loss	11	8	—	—

Net periodic benefit expense	$25	$16	$1	$1

During the second quarter and first six months of 2005, the Company made $1 of contributions to its defined benefit plans.

NOTE 7 – INDEBTEDNESS
Revolving Credit Facilities
At August 4, 2005, the Company had three revolving credit facilities totaling $1,400. The first agreement, which the Company entered into in June 2005, is a five-year revolving credit facility with total availability of $400 that will expire in June 2010. The remaining two agreements for $900 and $100 will expire in June and July 2009, respectively. The three revolving credit facilities contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter, and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007 and 4.0 to 1 thereafter. As of August 4, 2005, the Company was in compliance with these requirements. No borrowings were outstanding under the Company’s revolving credit facilities as of August 4, 2005 or February 3, 2005.
The Company had $401 and $349 outstanding in commercial paper borrowings at August 4, 2005 and February 3, 2005, respectively. Commercial paper borrowings are backed by the Company’s revolving credit facilities.
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
Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share”. Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the reporting period is above $28.82, and will potentially occur when the average price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. The Corporate Units were not dilutive for the 13 and 26 week periods ended August 4, 2005.

NOTE 7 – INDEBTEDNESS – (CONT.)
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
Shelf Registration
The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 (“2001 Registration Statement”), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of the Company’s common stock. As of August 4, 2005, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however, there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.
NOTE 8 – CONTINGENCIES
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.
In April 2000 a class action complaint was filed against Albertsons as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly owned subsidiaries of the Company, in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime pay based upon plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001 a class action with respect to Sav-on Drug Stores assistant managers was certified by the court. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against the Company’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.) and was also certified as a class action. In April 2002 the Court of Appeal of the State of California Second Appellate District reversed the Rocher class certification, leaving only two plaintiffs, however, on August 26, 2004, the California Supreme Court reversed this decision and remanded the case to the trial court. The Company continues to believe it has strong defenses against these lawsuits and is vigorously defending them. Although these lawsuits are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these lawsuits will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In September 2000 an agreement was reached and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims, which amount to a total of approximately $14, although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during fiscal 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. These documents are being assessed. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims.

NOTE 8 – CONTINGENCIES – (CONT.)
This information is being assessed. The value of these claims will likewise be subject to challenge by either party. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”) which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Company filed an appeal. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In March 2004 a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar v. Albertson’s, Inc.) by a grocery manager seeking recovery including overtime pay based upon plaintiff’s allegation that he and other grocery managers were improperly classified as exempt under California law. Class certification was denied in June 2005 and plaintiffs have appealed. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
In July 2004, a case similar to Dunbar involving salaried drug/merchandise managers was filed in the same court (Victoria A. Moore, et al. v. Albertson’s, Inc.). In March 2005, the parties reached a tentative settlement, which remains subject to court approval. Based on information presently available to the Company, management does not expect payments under this settlement to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. The Company has ceased discussions with the carrier regarding transfer of primary claim responsibility back to the Company. As of August 4, 2005, the insurance carrier continues to pay the Company’s claims. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. Although the Company currently believes that it may recover at least some of these excess claim amounts, the unrecoverable amount could be material.
The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with

NOTE 8 – CONTINGENCIES – (CONT.)
respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
NOTE 9 – INCOME TAXES
The Company’s effective tax rate from continuing operations for the 13 week period ended August 4, 2005 was 29.5% as compared to 37.5% for the 13 week period ended July 29, 2004. This decrease was due primarily to a $14 reduction of previously recorded tax reserves based on a change in estimate of the ultimate resolution of prior year tax issues with the Internal Revenue Service. This change in estimate also resulted in a net $14 increase in interest expense ($23 interest expense net of $9 tax benefit) relating to previously recorded tax reserves which had no effect on net earnings. The Company’s effective tax rate from continuing operations for the 26 week period ended August 4, 2005 was 31.7% as compared to 37.5% for the 26 week period ended July 29, 2004. This decrease was due primarily to a $22 reduction of previously recorded tax reserves during the 26 week period ended August 4, 2005 ($8 in the first quarter of 2005 and the $14 discussed above). Excluding the reduction to the previously recorded reserves discussed above, the Company’s effective tax rate from continuing operations was 38.6% for the 13 and 26 week periods ended August 4, 2005.
NOTE 10 – COMPUTATION OF EARNINGS PER SHARE

	13 weeks ended
	August 4, 2005		July 29, 2004
	Basic	Diluted	Basic	Diluted
Earnings (loss) from:
Continuing operations	$110	$110	$125	$125
Discontinued operations	(3)	(3)	(21)	(21)

Net earnings	$107	$107	$104	$104

Weighted average common shares outstanding	370	370	369	369

Potential common share equivalents		1		2

Weighted average shares outstanding		371		371

Earnings (loss) per common share and common share equivalents:
Continuing operations	$0.30	$0.30	$0.34	$0.34
Discontinued operations	(0.01)	(0.01)	(0.06)	(0.06)
Net earnings	0.29	0.29	0.28	0.28

Calculation of potential common share equivalents:
Potential common shares assumed issued from exercise of the Corporate Units		—		—
Options to purchase potential common shares		11		19
Potential common shares assumed purchased with potential proceeds		(10)		(17)

Potential common share equivalents		1		2

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from assumed exercise of the Corporate Units		$—		$—
Potential proceeds from exercise of options to purchase common shares		209		418

Total assumed proceeds from exercise		$209		$418

Common stock price used under treasury stock method		$20.98		$24.30

Potential common shares assumed purchased with potential proceeds		10		17

NOTE 10 – COMPUTATION OF EARNINGS PER SHARE – (CONT.)

	26 weeks ended
	August 4, 2005		July 29, 2004
	Basic	Diluted	Basic	Diluted
Earnings (loss) from:
Continuing operations	$217	$217	$181	$181
Discontinued operations	(10)	(10)	(41)	(41)

Net earnings	$207	$207	$140	$140

Weighted average common shares outstanding	370	370	369	369

Potential common share equivalents		1		2

Weighted average shares outstanding		371		371

Earnings (loss) per common share and common share equivalents:
Continuing operations	$0.59	$0.59	$0.49	$0.49
Discontinued operations	(0.03)	(0.03)	(0.11)	(0.11)
Net earnings	0.56	0.56	0.38	0.38

Calculation of potential common share equivalents:
Potential common shares assumed issued from exercise of the Corporate Units		—		—
Options to purchase potential common shares		11		20
Potential common shares assumed purchased with potential proceeds		(10)		(18)

Potential common share equivalents		1		2

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from assumed exercise of the Corporate Units		$—		$—
Potential proceeds from exercise of options to purchase common shares		213		419

Total assumed proceeds from exercise		$213		$419

Common stock price used under treasury stock method		$20.99		$23.74

Potential common shares assumed purchased with potential proceeds		10		18

Outstanding options excluded for the 13 week periods ended August 4, 2005 and July 29, 2004, because the option price exceeded the average market price during the period, amounted to 31.1 shares and 17.2 shares, respectively. Outstanding options excluded for the 26 week periods ended August 4, 2005 and July 29, 2004 amounted to 31.3 shares and 17.5 shares, respectively.
NOTE 11 – SUBSEQUENT EVENTS
On September 2, 2005 the Company announced that its Board of Directors is exploring strategic alternatives to increase shareholder value, including a possible sale of the Company. The Company can provide no assurance that any transaction will occur or, if one is undertaken, its terms or timing. The Company has retained Goldman Sachs & Co. and The Blackstone Group L.P., as financial advisors to assist in this process. The Company does not expect to disclose developments with respect to the exploration of strategic alternatives unless and until the Company’s Board of Directors has approved a definitive transaction. Following this announcement, Moody’s Investors Service, Inc., Standard & Poor’s Rating Services and Fitch, Inc. announced that they had placed the ratings of the Company on credit watch with negative implications. The Company is not subject to any credit rating downgrade triggers that would accelerate repayment in the Company’s fixed-term debt portfolio. A downgrade in the Company’s credit ratings should not affect the Company’s ability to borrow amounts under the

NOTE 11 – SUBSEQUENT EVENTS – (CONT.)
revolving credit facilities, however, borrowing costs would increase. A ratings downgrade would also impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations. The Company has no significant public debt maturities until July 2009. If needed, the Company could seek alternative sources of funding, including the issuance of notes under the 2001 Registration Statement.
In late August 2005 hurricane Katrina struck the Gulf Coast. The Company has operations in Louisiana and Florida and assets held for sale in Louisiana. The Company has a combination of self-insured and purchased insurance coverage for natural disasters. The Company is evaluating the impact of this natural disaster. Additionally, on September 2, 2005, the Company announced that it will be providing $9 in water, ice, food and general merchandise from its hunger relief fund and will also establish a $1 cash matching fund to match donations from customers and associates for Katrina victims.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Albertson’s, Inc.
Boise, Idaho
We have reviewed the accompanying condensed consolidated balance sheet of Albertson’s, Inc. and subsidiaries (“Albertsons”) as of August 4, 2005, and the related condensed consolidated earnings statements and cash flow statements for the thirteen and twenty-six week periods ended August 4, 2005 and July 29, 2004. These interim financial statements are the responsibility of Albertsons’ management.
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
September 9, 2005

ALBERTSON’S, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
A variety of factors have impacted the comparability of the Company’s results of operations for the 13 and 26 week periods ended August 4, 2005 and July 29, 2004, as more fully described below. The principal factors affecting comparability are the continuation of the Southern California labor dispute (the “Labor Dispute”) into the first quarter of fiscal 2004 and the Company’s ongoing recovery from the dispute, the Company’s acquisition of J Sainsbury plc’s U.S. retail grocery store business (“Shaw’s”) on April 30, 2004, and the Company’s investments in pricing, promotions and advertising during the periods.
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
The aggregate purchase price for the Shaw’s transaction was $2,578, which included $2,134 of cash, $441 of assumed capital lease obligations and debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the net proceeds from a subsequent mandatory convertible security offering (see Note 7 – “Indebtedness” to the Condensed Consolidated Financial Statements) to repay $1,117 of such commercial paper.
Bristol Farms Acquisition
On September 21, 2004, the Company acquired New Bristol Farms, Inc. (“Bristol Farms”) for $137 in cash. As of August 4, 2005, Bristol Farms operated 11 gourmet retail stores in Southern California.
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
Subsequent Events
On September 2, 2005 the Company announced that its Board of Directors is exploring strategic alternatives to increase shareholder value, including a possible sale of the Company. The Company can provide no assurance that any transaction will occur or, if one is undertaken, its terms or timing. The Company has retained Goldman Sachs & Co. and The Blackstone Group L.P., as financial advisors to assist in this process. The Company does not expect to disclose developments with respect to the exploration of strategic alternatives unless and until the Company’s Board of Directors has approved a definitive transaction.
In late August 2005 hurricane Katrina struck the Gulf Coast. The Company has operations in Louisiana and Florida and assets held for sale in Louisiana. The Company has a combination of self-insured and purchased insurance coverage for natural disasters. The Company is evaluating the impact of this natural disaster. Additionally, on September 2, 2005, the Company announced that it will be providing $9 in water, ice, food and general merchandise from its hunger relief fund and will also establish a $1 cash matching fund to match donations from customers and associates for Katrina victims.

Results of Operations
13 Week Period Ended August 4, 2005
Sales were $10,188 and $10,169 for the 13 week periods ended August 4, 2005 and July 29, 2004, respectively. The increase in sales was primarily due to continued recovery from the Labor Dispute, which ended in the first quarter of 2004, and to a lesser extent, sales from the 11 stores acquired from Bristol Farms. However, sales for the 13 week period ended August 4, 2005 were unfavorably impacted by competitive pressures. Competition was strong during the quarter, with high levels of promotional activity by many competitors. The Company also continued to be impacted by competition in many of its markets including Dallas/Ft. Worth.
Management estimates that overall inflation in the cost of the products the Company sells was approximately 1% in the 12 months ended August 4, 2005.
Identical store sales decreased 0.1% for the 13 week period ended August 4, 2005 compared to the 13 week period ended July 29, 2004. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales, which use the same store base as the identical store sales computation but include sales at replacement stores, were flat for the 13 week period ended August 4, 2005. The decrease in the identical store sales and the flat comparable store sales were due to the competitive pressures the Company experienced during the quarter. Sales from the 206 stores acquired in the Shaw’s transaction are included in both the identical and comparable store sales computations, as defined above, for the 13 week period ended August 4, 2005. The 11 acquired Bristol Farms stores are not included in these computations and will not be included until the fourth quarter of 2005.
During the 13 week period ended August 4, 2005, the Company, through its divisions and subsidiaries, opened six combination food and drug stores, one conventional food store, one stand-alone drug store, and three Extreme Inc. price impact stores while closing 10 combination food and drug stores, 11 conventional food stores, and three stand-alone drugstores.
Gross profit, as a percent to sales, for the 13 week period ended August 4, 2005 decreased 21 basis points compared to the 13 week period ended July 29, 2004 due to continued planned investments in pricing, promotion and advertising to drive sales growth and market share in highly competitive markets. Planned investments include the Company’s “Check the Price” program under which the Company has lowered everyday prices on selected products, national sales events and direct mail and other marketing programs. The factors causing a decline in gross profit, as a percent to sales, were partially offset by savings generated from strategic sourcing and consumer demand chain efforts, including shrink initiatives and increased generic drug utilization.
Selling, general and administrative expenses, as a percent to sales, increased to 25.07% for the 13 week period ended August 4, 2005, as compared to 25.00% for the 13 week period ended July 29, 2004. This increase was primarily attributable to increases in legal and professional fees for information technology projects, depreciation, utilities and debit and credit card fees. Increases in depreciation were a result of increased investments in information technology which have a shorter life compared to traditional real estate investments. Utilities costs increased as a result of an increase in usage and a significant increase in fuel prices. Debit and credit card fees increased due to customer usage. These increases were largely offset by improvements as a percent to sales in workers’ compensation costs, gains recognized from the disposal of property offset by impairment charges and reduced employee compensation costs. Lower workers’ compensation costs when compared with the prior period were primarily the result of Company initiatives to lower accident frequencies and the positive impact of new California legislation. Employee compensation costs decreased as a percent to sales when compared to the prior period due to increased sales leverage and benefits related to the resolution of the Labor Dispute.
Interest expense, net increased to $149 for the 13 week period ended August 4, 2005 as compared to $132 for the 13 week period ended July 29, 2004. This increase includes $23 of interest relating to previously recorded tax reserves. This interest associated with tax reserves is primarily driven by disputes on the timing of temporary items. Interest would then be due for the time period in dispute. In July 2005, the Company received a proposed tax assessment from the Internal Revenue Service (“IRS”) resulting from the IRS audit of the Company’s income tax returns for the fiscal years 1999 through 2001, which the Company has appealed. As a result of the assessment, the Company revised its estimate of the ultimate resolution of prior year tax issues by reducing previously recorded tax reserves by $14 and increasing related interest reserves by a net $14 ($23 interest expense net of $9 tax benefit). These revisions had no effect on net earnings. This increase in interest expense is partially offset by a reduction in interest expense due to lower debt balances as a result of debt maturities.
The Company’s effective tax rate from continuing operations for the 13 week period ended August 4, 2005 was 29.5% as compared to 37.5% for the 13 week period ended July 29, 2004. This decrease was due primarily to the $14 reduction of previously recorded tax reserves discussed above. Excluding this reduction to the previously recorded reserves, the Company’s effective tax rate from continuing operations was 38.6% for the 13 week period ended August 4, 2005.
Earnings from continuing operations were $110, or $0.30 per diluted share, for the 13 week period ended August 4, 2005 compared to $125, or $0.34 per diluted share, for the 13 week period ended July 29, 2004. This decrease was primarily attributable to earnings pressure in highly competitive markets and increases in selling, general and administrative expenses as described above.
Net loss from discontinued operations was $3 for the 13 week period ended August 4, 2005. This loss resulted primarily from the Company’s decision in April 2005 to exit the Jacksonville, Florida market. Net loss from discontinued operations was $21 for the 13 week period ended July 29, 2004. This loss resulted primarily from the Company’s decisions in April 2004 and June 2004 to exit the New Orleans, Louisiana and Omaha, Nebraska markets, respectively.
26 Week Period Ended August 4, 2005
Sales were $20,181 and $18,781 for the 26 week periods ended August 4, 2005 and July 29, 2004, respectively. The increase in sales was primarily due to sales from the 206 stores acquired in the Shaw’s transaction and the 11 stores acquired from Bristol Farms. In addition, the Company experienced increased sales due to continued recovery from the Labor Dispute. Sales were unfavorably impacted by competitive pressures.
Management estimates that overall inflation in the cost of the products the Company sells was approximately 1% in the 12 months ended August 4, 2005.
Identical store sales increased 1.1% for the 26 week period ended August 4, 2005 compared to the 26 week period ended July 29, 2004. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales, which use the same store base as the identical store sales computation but include sales at replacement stores, increased 1.2% for the 26 week period ended August 4, 2005. Increases in both identical and comparable store sales for the 26 week period ended August 4, 2005 were due to the Labor Dispute’s negative impact on sales during the prior year. The 206 acquired Shaw’s stores and the 11 acquired Bristol Farms stores are not included in the year-to-date identical or comparable stores sales computations and will not be included in year-to-date computations until fiscal 2006.
During the 26 week period ended August 4, 2005, the Company, through its divisions and subsidiaries, opened 16 combination food and drug stores, one conventional food store, three stand-alone drugstores, 16 Extreme Inc. price impact stores and two fuel centers, while closing 32 combination food and drug stores, 16 conventional stores and four stand-alone drugstores.
Gross profit, as a percent to sales, for the 26 week period ended August 4, 2005 decreased 15 basis points as compared to the 26 week period ended July 29, 2004 due to continued planned investments in pricing, promotion and advertising to drive sales growth and market share in highly competitive markets. Planned investments include the Company’s “Check the Price” program under which the Company has lowered everyday prices on selected products, national sales events and direct mail and other marketing programs. The factors causing a decline in gross profit, as a percent to sales, were partially offset by savings generated from strategic sourcing and consumer demand chain efforts, including shrink initiatives and increased generic drug utilization.
Selling, general and administrative expenses, as a percent to sales, decreased to 25.12% for the 26 week period ended August 4, 2005, as compared to 25.44% for the 26 week period ended July 29, 2004. This decrease was primarily attributable to reductions in employee benefit costs, gains recognized from the disposal of property offset by impairment charges and lower workers’ compensation costs. Declines in employee benefit costs were the result of a one-time contribution in the first quarter of 2004 to the union health and welfare fund of $36 and strike ratification bonus payments of $10 under the terms of the new collective bargaining agreements in Southern California. Lower workers’ compensation costs when compared with the prior period were primarily the result of Company initiatives to lower accident frequencies and the positive impact of new California legislation. These decreases were partially offset by increases in depreciation, utilities and repairs and maintenance expenses.
Interest expense, net increased to $281 for the 26 week period ended August 4, 2005 as compared to $235 for the 26 week period ended July 29, 2004. This increase was attributable to an increase in interest on capital lease obligations resulting from the acquisition of Shaw’s, interest costs on the issuance of the $1,150 mandatory convertible security used to repay commercial paper that was used to finance the acquisition of Shaw’s and interest related to previously recorded tax reserves. This interest associated with tax reserves is primarily driven by disputes on the timing of temporary items. Interest would then be due for the time period in dispute.
The Company’s effective tax rate from continuing operations for the 26 week period ended August 4, 2005 was 31.7% as compared to 37.5% for the 26 week period ended July 29, 2004. This decrease was due primarily to a $22 reduction of previously recorded tax reserves during the 26 week period ended August 4, 2005 ($8 in the first quarter of 2005 and $14 in the second quarter of 2005). Excluding this reduction to the previously recorded reserves, the Company’s effective tax rate from continuing operations was 38.6% for the 26 week period ended August 4, 2005.
Earnings from continuing operations were $217, or $0.59 per diluted share, for the 26 week period ended August 4, 2005 compared to $181, or $0.49 per diluted share, for the 26 week period ended July 29, 2004. This increase was primarily due to inclusion of Shaw’s operating results in the Company’s first quarter of 2005 and the resolution of the Labor Dispute that impacted prior year results. To a lesser extent, the decrease in Selling, general and administrative expenses described above also contributed to the increase. The impact of these factors was partially offset by earnings pressure in highly competitive markets.
Net loss from discontinued operations was $10 for the 26 week period ended August 4, 2005. This loss resulted primarily from the Company’s decision in April 2005 to exit the Jacksonville, Florida market. Net loss from discontinued operations was $41 for the 26 week period ended July 29, 2004. This loss resulted primarily from the Company’s decisions in April 2004 and June 2004 to exit the New Orleans, Louisiana and Omaha, Nebraska markets, respectively.
As previously announced, one of the Company’s strategies is to exit underperforming, or “Non-Core”, markets and monetize the associated assets to create value for shareholders. While there can be no assurances that market exits will occur on commercially reasonable terms or at all, completed market exits could cause charges to net earnings in one or more periods. Such charges could be material.
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Company’s 2004 Annual Report on Form 10-K, as amended, for the fiscal year ended February 3, 2005 (“Company’s 2004 Annual Report on Form 10-K”).
Liquidity and Capital Resources
Net cash provided by operating activities during the 26 week period ended August 4, 2005 was $645 compared to $1,185 for the same period in the prior year. The decrease in cash provided by operations was due primarily to higher levels of inventories during the first six months of 2005 as compared to the same period in the prior year, collection of amounts in 2004 earned under the Labor Dispute Agreements, and tax planning initiatives implemented in 2004 that favorably impacted cash flows from operating activities during the 26 week period ended July 29, 2004.
Net cash used in investing activities during the 26 week period ended August 4, 2005 decreased to $357 compared to net cash used in investing activities of $2,483 for the 26 week period ended July 29, 2004. This decrease was primarily the result of the $2,080 paid to acquire Shaw’s during the 26 week period ended July 29, 2004. The Company continues to implement its 2005 capital expenditure plan and expects capital expenditures for the year to be between $1,000 and $1,100, which includes cash capital expenditures as well as capital and operating leases. This amount is approximately $300 lower than what was previously anticipated due to a more refined focus on what the Company considers its “Core” assets coupled with improvements in both new and remodeled store construction processes as well as productivity improvements in technology investments. Additional uses of cash in the second quarter of 2005 include a refundable deposit of $81 with the IRS related to a proposed tax assessment. The deposit was made by the Company to suspend the accrual of interest on the proposed tax assessment during the appeals process. The deposit is refundable upon prior written notification to the IRS prior to the ultimate settlement of the appeal. The deposit is classified as Other assets in the Condensed Consolidated Balance Sheet.
Net cash used in financing activities during the 26 week period ended August 4, 2005 was $297 as compared to net cash provided by financing activities of $1,078 during the 26 week period ended July 29, 2004. The change is due primarily to proceeds received from the $1,150 mandatory convertible securities issued in 2004 to finance the Shaw’s acquisition and net commercial paper activity during the 26 week period ended July 29, 2004.
The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods.
At August 4, 2005, the Company had three revolving credit facilities totaling $1,400. The first agreement, which the Company entered into in June 2005, is a five-year revolving credit facility with total availability of $400 that will expire in June 2010. The remaining two agreements for $900 and $100 will expire in June and July 2009, respectively. The three revolving credit facilities contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter, and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007 and 4.0 to 1 thereafter. As of August 4, 2005, the Company was in compliance with these requirements. No borrowings were outstanding under the Company’s revolving credit facilities as of August 4, 2005 or February 3, 2005.
The Company had $401 and $349 outstanding in commercial paper borrowings at August 4, 2005 and February 3, 2005, respectively. Commercial paper borrowings are backed by the Company’s revolving credit facilities.

In May 2004 the Company completed a public offering registered with the Securities and Exchange Commission of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an over-allotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The senior notes bear an annual interest rate of 3.75%. In the first half of 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase common stock under the related purchase contract. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contract. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars. (See Note 7 – “Indebtedness” to the Condensed Consolidated Financial Statements)
The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 (“2001 Registration Statement”), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of the Company’s common stock. As of August 4, 2005, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.
There were no purchases of the Company’s common stock in 2004. In December 2004, the Board of Directors reauthorized a program authorizing management, at their discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2005. The Company may continue or, from time to time suspend, purchasing shares under its stock purchase program without notice, depending on prevailing market conditions, alternate uses of capital and other factors. There were no purchases of the Company’s common stock during the 26 week period ended August 4, 2005.
In June 2005, Standard & Poor’s Ratings Services lowered its corporate credit and senior debt ratings on the Company to “BBB-” with a stable outlook from “BBB” with negative implications and removed the Company from credit watch. The Company’s commercial paper rating was also lowered to “A-3” from “A-2”. Subsequently, in September 2005, in connection with the Company’s announcement of its pursuit of strategic alternatives, Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch, Inc. placed the Company’s credit ratings on credit watch with negative implications. The Company is not subject to any credit rating downgrade triggers that would accelerate repayment in the Company’s fixed-term debt portfolio. A downgrade in the Company’s credit ratings should not affect the Company’s ability to borrow amounts under the revolving credit facilities, however, borrowing costs would increase. A ratings downgrade would also impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations. The Company has no significant public debt maturities until July 2009. If needed, the Company could seek alternative sources of funding, including the issuance of notes under the 2001 Registration Statement. In addition, at August 4, 2005, up to $1,400 could be drawn upon from the Company’s senior unsecured credit facilities.
Insurance and Pension Plan Contingencies
The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. The Company has ceased discussions with the carrier regarding transfer of primary claim responsibility back to the Company. As of August 4, 2005, the insurance carrier continues to pay the Company’s claims. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. Although the Company currently believes that it may recover at least some of these excess claim amounts, the unrecoverable amount could be material.
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

Contractual Obligations and Guarantees
For information on contractual obligations and guarantees, see the Company’s 2004 Annual Report on Form 10-K. At August 4, 2005, there have been no material changes regarding the Company’s contractual obligations outside the ordinary course of business or material changes to guarantees from the information disclosed in the Company’s 2004 Annual Report on Form 10-K.
Commercial Commitments
The Company had outstanding letters of credit of $144 as of August 4, 2005, all of which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company’s credit facilities. Of the $144 outstanding at August 4, 2005, $129 were standby letters of credit covering primarily workers’ compensation or performance obligations. The remaining $15 were commercial letters of credit supporting the Company’s merchandise import program. The Company paid issuance fees on letters of credit outstanding as of August 4, 2005 that varied, depending on type, up to 0.75% of the outstanding balance of the letter of credit.
Off-Balance Sheet Arrangements
At August 4, 2005, the Company had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that were accounted for under the equity method at August 4, 2005 had no liabilities associated with them that were guaranteed by or that would be considered material to the Company. Accordingly, the Company does not have any off-balance sheet arrangements with unconsolidated entities.
Related Party Transactions
There were no material related party transactions during the 13 and 26 week periods ended August 4, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of August 4, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
In the second quarter of 2005, the Company continued its implementation of the PeopleSoft Human Capital Management system. The Company plans to continue the roll-out through fiscal 2006. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal controls during this period of change.
Other than described in the preceding paragraph, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995
All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company’s expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties. These statements may relate to, among other things: statements of expectation regarding the Company’s future results of operations; investing to increase sales; changes in cash flow; increases in general liability costs, workers’ compensation costs and employee benefit costs; attainment of cost reduction goals; impacts of the Labor Dispute; impacts of the completion of the acquisitions of Shaw’s and Bristol Farms; achieving sales increases and increases in comparable and identical sales; competing effectively; the strategic alternatives being explored by the Company; the Company’s Core/Non-Core operating strategy; opening and remodeling stores; and the Company’s five strategic imperatives. These statements are indicated by words or phrases such as “expects,” “plans,” “believes,” “estimate” and “goal.” In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information.
Important assumptions, risks and uncertainties and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include: changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); labor negotiations; adverse determinations with respect to, or the need to increase reserves for litigation or other claims (including environmental matters); financial difficulties experienced by third-party insurance providers; employee benefit costs; the Company’s ability to recruit, retain and develop employees; the Company’s ability to develop new stores or complete remodels as rapidly as planned; the Company’s ability to implement new technology successfully; stability of product costs; the Company’s ability to integrate the operations of and realize synergies from acquired or merged companies, including Shaw’s; the Company’s ability to execute the strategic alternatives being explored, including the potential sale of the Company; the Company’s ability to execute its restructuring plans, including the ability of the Company to complete the sale of Non-Core assets on commercially acceptable terms or at all; the Company’s ability to achieve its five strategic imperatives; and other factors affecting the Company’s business in or beyond the Company’s control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; the continued safety of the products the Company sells; changes in the general economy; changes in interest rates; and the occurrence of natural disasters.
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
In March 2004 a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar v. Albertson’s, Inc.) by a grocery manager seeking recovery including overtime pay based upon plaintiff’s allegation that he and other grocery managers were improperly classified as exempt under California law. Class certification was denied in June 2005 and plaintiffs have appealed. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information concerns the Company’s stock repurchases during the 13 weeks ended August 4, 2005 (dollars in millions except per share data):
Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum Number
			Total Number Of	(Or Approximate
			Shares (Or	Dollar Value) Of
	(a)		Units) Purchased	Shares (Or Units)
	Total Number	(b)	As Part Of	That May Yet Be
	Of Shares (Or	Average Price	Publicly	Purchased Under
	Units)	Paid Per Share	Announced Plans	The Plans Or
Period	Purchased	(Or Unit)	Or Programs (1)	Programs

May 6 – May 31, 2005	2,251 (2)	$21.21	—	$500
June 1 – June 30, 2005	4,373 (2)	21.25	—	500
July 1 – August 4, 2005	2,610 (2)	20.95	—	500

Total	9,234

(1)	On December 16, 2004, the Board of Directors reauthorized a program authorizing management, at its discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2005. No shares of common stock have been repurchased through August 4, 2005 under this program.

(2)	Represents shares surrendered or deemed surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of stock units under employee stock based compensation plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Disclosure pursuant to this item was provided in the Company’s Form 10-Q for the quarter ended May 5, 2005.
Item 5. Other Information
None.

Item 6. Exhibits
4.3.1	Supplemental Indenture No. 2, dated as of July 6, 2005, between American Stores Company, LLC and J.P. Morgan Trust Company, National Association, as successor trustee (including the form of guarantee), is incorporated herein by reference to Exhibit 4.1 of Form 8-K filed with the SEC on July 12, 2005

10.51	Credit Agreement (5-year) (dated June 16, 2005)

10.61	Form of Non-Qualified Stock Option Award Agreement (Albertson’s, Inc. 2004 Equity and Performance Incentive Plan)

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTSON’S, INC.

(Registrant)

Date: September 9, 2005	/S/ Felicia D. Thornton

Felicia D. Thornton
Executive Vice President
and Chief Financial Officer