Form 10-Q
period 2005-11-03
ALBERTSONS INC /DE/
filed 2005-12-05
CIK 3333

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the 13 Weeks Ended: November 3, 2005     Commission File Number: 1-6187
ALBERTSON’S, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-0184434
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho	83726
(Address of principal executive offices)	(Zip Code)
(208) 395-6200

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, $1.00 par value, outstanding at November 30, 2005 was 368,779,023.

ALBERTSON’S, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALBERTSON’S, INC.
CONDENSED CONSOLIDATED EARNINGS STATEMENTS
(in millions, except per share data)
(unaudited)

	13 weeks ended
	November 3,	October 28,
	2005	2004
Sales	$9,950	$9,974
Cost of sales	7,152	7,188

Gross profit	2,798	2,786

Selling, general and administrative expenses	2,543	2,515
Restructuring charges (credits), net	1	(10)

Operating profit	254	281

Other expenses (income):
Interest, net	123	125
Other, net	(1)	(1)

Earnings from continuing operations before income taxes	132	157
Income tax expense	51	50

Earnings from continuing operations	81	107

Discontinued operations:
Operating (loss) income	(1)	4
Loss on disposal	(6)	—
Income tax benefit (expense)	3	(1)

(Loss) income from discontinued operations	(4)	3

Net earnings	$77	$110

Earnings (loss) per share*:
Basic
Continuing operations	$0.22	$0.29
Discontinued operations	(0.01)	0.01
Net earnings	0.21	0.30

Diluted
Continuing operations	$0.22	$0.29
Discontinued operations	(0.01)	0.01
Net earnings	0.21	0.29

Weighted average common shares outstanding:
Basic	370	369
Diluted	373	373

* May not sum due to rounding differences
See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.
CONDENSED CONSOLIDATED EARNINGS STATEMENTS
(in millions, except per share data)
(unaudited)

	39 weeks ended
	November 3,	October 28,
	2005	2004
Sales	$30,131	$28,755
Cost of sales	21,667	20,669

Gross profit	8,464	8,086

Selling, general and administrative expenses	7,614	7,292
Restructuring credits, net	—	(11)

Operating profit	850	805

Other expenses (income):
Interest, net	404	360
Other, net	(4)	(1)

Earnings from continuing operations before income taxes	450	446
Income tax expense	152	158

Earnings from continuing operations	298	288

Discontinued operations:
Operating loss	(5)	(7)
Loss on disposal	(18)	(55)
Income tax benefit	9	23

Loss from discontinued operations	(14)	(39)

Net earnings	$284	$249

Earnings (loss) per share:
Basic
Continuing operations	$0.81	$0.78
Discontinued operations	(0.04)	(0.10)
Net earnings	0.77	0.68

Diluted
Continuing operations	$0.80	$0.77
Discontinued operations	(0.04)	(0.10)
Net earnings	0.76	0.67

Weighted average common shares outstanding:
Basic	370	369
Diluted	371	372
See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value data)
(unaudited)

	November 3,	February 3,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$255	$273
Accounts and notes receivable, net	715	675
Inventories	3,411	3,119
Assets held for sale	70	43
Prepaid and other	244	185

Total Current Assets	4,695	4,295

Land, buildings and equipment (net of accumulated depreciation and amortization of $8,163 and $7,658, respectively)	10,048	10,472

Goodwill	2,284	2,284

Intangibles, net	834	868

Other assets	486	392

Total Assets	$18,347	$18,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,575	$2,250
Salaries and related liabilities	663	739
Self-insurance	274	263
Current maturities of long-term debt and capital lease obligations	52	238
Other current liabilities	549	595

Total Current Liabilities	4,113	4,085

Long-term debt	5,763	5,792

Capital lease obligations	834	857

Self-insurance	685	632

Other long-term liabilities and deferred credits	1,427	1,524

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $1.00 par value; authorized — 10 shares; designated — 3 shares of Series A Junior Participating; issued — none	—	—
Common stock — $1.00 par value; authorized — 1,200 shares; issued — 369 shares and 368 shares, respectively	369	368
Capital in excess of par	95	66
Accumulated other comprehensive loss	(145)	(145)
Retained earnings	5,206	5,132

Total Stockholders’ Equity	5,525	5,421

Total Liabilities and Stockholders’ Equity	$18,347	$18,311

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(in millions)
(unaudited)

	39 weeks ended
	November 3,	October 28,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$284	$249
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	862	806
Net deferred income taxes	(88)	66
Discontinued operations non-cash charges	21	66
Other non-cash charges	15	24
Stock-based compensation	21	14
Net restructuring credits	—	(11)
Net gain on asset disposals	(35)	(17)
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(97)	149
Inventories	(290)	(164)
Accounts payable	321	307
Other current liabilities	(63)	(8)
Self-insurance	63	78
Unearned income	(81)	(28)
Other long-term liabilities	29	(61)

Net cash provided by operating activities	962	1,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(2,214)
Capital expenditures	(637)	(750)
Proceeds from disposal of land, buildings and equipment	147	95
Proceeds from disposal of assets held for sale	24	61
Refundable deposit for tax related liabilities	(81)	—
Other	—	(31)

Net cash used in investing activities	(547)	(2,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mandatory convertible securities	—	1,150
Net commercial paper activity	(12)	621
Proceeds from long-term borrowings	9	—
Payments on long-term borrowings	(229)	(523)
Dividends paid	(210)	(210)
Mandatory convertible securities financing costs	—	(33)
Proceeds from stock options exercised	9	11

Net cash (used in) provided by financing activities	(433)	1,016

Net decrease in cash and cash equivalents	(18)	(353)

Cash and cash equivalents at beginning of period	273	561

Cash and cash equivalents at end of period	$255	$208

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
(unaudited)
NOTE 1 — THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Albertson’s, Inc. (“Albertsons” or the “Company”) is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.A. Albertson in 1939. Based on sales, the Company is one of the largest retail food and drug chains in the world.
As of November 3, 2005, the Company, through its divisions and subsidiaries, operated 2,476 stores in 37 states. The Company, through its divisions and subsidiaries, also operated 236 fuel centers near existing stores. Retail operations are supported by 19 major Company distribution operations, strategically located in the Company’s operating markets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2004 Annual Report on Form 10-K, as amended (the “Company’s 2004 Annual Report on Form 10-K”) for the fiscal year ended February 3, 2005 filed with the Securities and Exchange Commission. The results of operations for the 13 and 39 week periods ended November 3, 2005 are not necessarily indicative of results for a full year.
The Company’s Condensed Consolidated Balance Sheet as of February 3, 2005 has been derived from the audited Consolidated Balance Sheet as of that date.
Use of Estimates
The preparation of the Company’s consolidated financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable in the Company’s Condensed Consolidated Balance Sheets, and the net change in cash book overdrafts in the Accounts payable line item within the Cash Flows from Operating Activities section of the Company’s Condensed Consolidated Cash Flow Statements. At November 3, 2005 and February 3, 2005, the Company had net book overdrafts of $313 and $294, respectively, classified in Accounts payable.
Inventories
The amount of vendor funds reducing the Company’s inventory (“inventory offset”) as of November 3, 2005 was $145, an increase of $3 from the end of the second quarter of 2005 and an increase of $19 from the end of the fiscal year 2004. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company’s grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company’s vendor funds in 2004) and by estimating the average inventory turnover rates by department for the Company’s remaining inventory. These results for the 39 weeks ended November 3, 2005 include a $9 charge recorded in the first quarter of 2005 to adjust the prior year inventory offset and a credit of $10

NOTE 1 — THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES — (CONT.)
to record a related adjustment to the prior year LIFO reserve. The net impact of these two related adjustments on gross margin was a credit of $1 in the first quarter of 2005.
Net earnings reflect the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. This determination resulted in pre-tax LIFO expense of $6 and $19 for the 13 and 39 week periods ended November 3, 2005, respectively, which was partially offset by the LIFO credit of $10 related to the prior year (described above) for a net year-to-date LIFO expense of $9. LIFO expense was $3 and $11 for the 13 and 39 week periods ended October 28, 2004, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, expense associated with stock-based compensation is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par value. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment to Financial Accounting Standards Board (“FASB”) Statement No. 123” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. If the fair value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net earnings and earnings per share for the periods presented below would have been as follows:

	13 weeks ended		39 weeks ended
	November 3,	October 28,	November 3,	October 28,
	2005	2004	2005	2004
Net Earnings as reported	$77	$110	$284	$249
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	5	2	12	9
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(13)	(9)	(31)	(30)

Pro Forma Net Earnings	$69	$103	$265	$228

Basic Earnings Per Share:
As Reported	$0.21	$0.30	$0.77	$0.68
Pro Forma	0.19	0.28	0.72	0.63

Diluted Earnings Per Share:
As Reported	$0.21	$0.29	$0.76	$0.67
Pro Forma	0.18	0.28	0.71	0.61

The pro forma net earnings resulted from reported net earnings less pro forma after-tax compensation expense. The pro forma effect on net earnings is not representative of the pro forma effect on net earnings in future periods. To calculate pro forma stock-based compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: risk-free interest rate of 3.99% and 3.91%, respectively; expected dividend yield of 3.51% and 3.28%, respectively; expected lives of 6.0 and 6.0 years, respectively; and expected stock price volatility of 37.35% and 38.28%, respectively.
Reclassifications
Prior to the second quarter of 2005, liabilities incurred to acquire or construct assets were included in Net cash provided by operating activities in the Company’s Condensed Consolidated Cash Flow Statements. Effective in the second quarter of 2005, these liabilities were excluded from Net cash provided by operating activities and the related payments of those liabilities are reflected as capital expenditures within Net cash used in investing activities in the period in which they are paid. As a result of a reclassification related to the 13 week period ended May 5, 2005, Net cash provided by operating activities for the 39 week period ended November 3, 2005 reflects a $20 increase and net cash used in investing activities for capital expenditures reflects a $20 increase. The impact of this change on the Company’s Condensed Consolidated Cash Flow Statement for the 39 week period ended October 28, 2004 and for the full 2004 fiscal year was not significant and the related amounts were not reclassified.
Certain other reclassifications have been made in the prior period’s financial statements to conform to classifications used in the current year.

NOTE 2 — NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS
In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”). FSP FAS 106-2 supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was signed into law in December 2003. FSP FAS 106-2 became effective for the Company’s fiscal quarter beginning August 5, 2005. The Medicare Act and adoption of FSP FAS 106-2 did not have a material effect on the Company’s consolidated financial statements.
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
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in their consolidated earnings statements. The Company intends to adopt SFAS No. 123(R) using the “modified prospective” transition method beginning with the first quarter of fiscal year 2006. Under this method, awards that are granted, modified or settled on or after February 3, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). In addition, in the Company’s first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the start of the Company’s first quarter of 2006. The expense will be based on the fair value determined at grant date under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company estimates that earnings per share in 2006 will be reduced by approximately $0.07 per diluted share as a result of implementing SFAS No. 123(R). However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123, and such differences have not yet been quantified.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective at the end of the Company’s fiscal year ending February 2, 2006. The impact of FIN 47 is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 is effective for the Company’s fiscal year beginning February 3, 2006. The Company is continuing to evaluate the impact, if any, of SFAS No. 154 on the Company’s consolidated financial statements.
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease

NOTE 2 — NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS — (CONT.)
periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 became effective for the Company’s fiscal quarter beginning August 5, 2005. The adoption of EITF 05-6 did not have a material effect on the Company’s consolidated financial statements.
In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005; however, a lessee is required to cease capitalizing rental costs as of December 15, 2005 for operating lease arrangements entered into prior to December 15, 2005. Early adoption is permitted for annual or interim financial statements that have not yet been issued. The Company will adopt FSP FAS 13-1 beginning in the fourth quarter of 2005. The impact of FSP FAS 13-1 is not expected to have a material effect on the Company’s consolidated financial statements.
NOTE 3 — BUSINESS ACQUISITIONS
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
The aggregate purchase price for the Shaw’s transaction was $2,578, which included $2,134 of cash, $441 of assumed capital lease obligations and debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds from the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the net proceeds from a subsequent mandatory convertible security offering (see Note 7 — “Indebtedness” to the condensed consolidated financial statements) to repay $1,117 of such commercial paper.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The initial purchase price allocations were based on a combination of third-party valuations and internal analyses and were adjusted during the allocation period, which ended April 30, 2005, in accordance with SFAS No. 141, “Business Combinations.”

		Purchase Price
		Adjustments	Revised
	Initial Purchase	Through	Purchase Price
	Price Allocation	April 30, 2005	Allocation
Current assets	$444	$42	$486
Land, buildings and equipment	1,378	(20)	1,358
Goodwill	840	(37)	803
Intangible assets	766	(17)	749
Other assets	23	—	23

Total assets acquired	3,451	(32)	3,419

Current liabilities	417	7	424
Long-term debt	441	—	441
Other liabilities	456	(39)	417

Total liabilities assumed	1,314	(32)	1,282

Net assets acquired	$2,137	$—	$2,137

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

NOTE 3 — BUSINESS ACQUISITIONS — (CONT.)
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
Bristol Farms
On September 21, 2004, the Company acquired New Bristol Farms, Inc. (“Bristol Farms”) for $137 in cash. The operations acquired consist of 11 gourmet retail stores in Southern California. The purchase price has been allocated to the fair value of the tangible and identifiable intangible assets acquired as determined by third-party valuations and internal analyses. The purchase price was allocated as follows: $52 in assets, $17 in liabilities, $21 in trade names not subject to amortization and $80 in goodwill.
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

	13 weeks ended	39 weeks ended
	October 28,	October 28,
	2004	2004
Sales	$9,997	$29,989
Net earnings	110	274

Earnings per share:
Basic	$0.30	$0.74
Diluted	0.29	0.74
NOTE 4 — DISCONTINUED OPERATIONS, RESTRUCTURING ACTIVITIES AND CLOSED STORES
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
Discontinued Operations
In April 2005 the Company entered into a definitive agreement to sell its operations in the Jacksonville, Florida market to a single buyer. The sale was completed on August 24, 2005. The operations consisted of seven operating stores, of which four were owned and three leased. The three lease agreements were assumed by the buyer. Results of operations for the seven stores have been reclassified and presented as discontinued operations for the 13 and 39 week periods ended November 3, 2005 and October 28, 2004.
In June 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the Omaha, Nebraska market, which consisted of 21 operating stores. Results of operations for those stores have been reclassified and presented as discontinued operations for the 13 and 39 week periods ended November 3, 2005 and October 28, 2004. As of November 3, 2005, the Company had disposed of 19 properties. The remaining two properties are subject to operating leases and have no remaining book value.

NOTE 4 — DISCONTINUED OPERATIONS, RESTRUCTURING ACTIVITIES AND CLOSED STORES — (CONT.)
In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans, Louisiana market, which consisted of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for the 13 and 39 week periods ended November 3, 2005 and October 28, 2004. As of November 3, 2005, the Company had disposed of six properties, resulting in four remaining properties with a value of $14 classified as Assets held for sale in the Condensed Consolidated Balance Sheet.
In 2002 the Company announced its plan to sell, close or otherwise dispose of its operations in four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 stores and two distribution centers. As of November 3, 2005, the Company had disposed of 86 properties, resulting in 11 remaining properties with a value of $2 classified as Assets held for sale in the Condensed Consolidated Balance Sheet.
The results of stores classified as discontinued operations were as follows:

	13 weeks ended		39 weeks ended
	November 3,	October 28,	November 3,	October 28,
	2005	2004	2005	2004
Sales	$—	$37	$39	$218

(Loss) income from operations	$(1)	$4	$(5)	$(7)
Net impairment charges and lease accruals	(5)	(3)	(14)	(63)
(Loss) gain on disposal	(1)	3	(4)	8
Income tax benefit (expense)	3	(1)	9	23

(Loss) income from discontinued operations	$(4)	$3	$(14)	$(39)

Restructuring Activities
In 2001 the Company committed to a plan to restructure its operations by 1) closing 165 underperforming stores, 2) closing four division offices, 3) centralizing processing functions to its corporate offices, and 4) reducing overall store support center headcount. As of November 3, 2005, the Company had disposed of or subleased 158 properties, resulting in 11 remaining properties with no remaining book value.
The following table summarizes the accrual activity for future lease obligations related to discontinued operations, restructuring activities and closed stores for the 13 and 39 week periods ended November 3, 2005.

	Balance				Balance
	August 4,				November 3,
	2005	Additions	Payments	Adjustments	2005

2004 Discontinued Operations	$2	$—	$(1)	$—	$1
2002 Discontinued Operations	5	—	—	5	10
2001 Restructuring Activities	11	—	(3)	1	9
Closed Stores	17	1	(4)	1	15

	$35	$1	$(8)	$7	$35

	Balance				Balance
	February 3,				November 3,
	2005	Additions	Payments	Adjustments	2005

2004 Discontinued Operations	$2	$—	$(1)	$—	$1
2002 Discontinued Operations	6	—	(1)	5	10
2001 Restructuring Activities	12	—	(4)	1	9
Closed Stores	22	2	(10)	1	15

	$42	$2	$(16)	$7	$35

NOTE 5 — INTANGIBLES
The carrying amounts of intangibles were as follows:

	November 3,	February 3,
	2005	2005
Amortizing:
Favorable acquired operating leases	$451	$500
Customer lists and other contracts	34	30
Loyalty card and other	37	37

	522	567
Accumulated amortization	(147)	(158)

	375	409

Non-Amortizing:
Trade names	420	420
Liquor licenses	39	39

	459	459

	$834	$868

As of November 3, 2005, amortizing intangible assets had remaining useful lives from less than one year to 34 years. Projected amortization expense (net of amortization of unfavorable acquired operating lease liabilities) for existing intangible assets is $27, $22, $21, $20 and $20 for 2005, 2006, 2007, 2008 and 2009, respectively.
NOTE 6 — EMPLOYEE BENEFIT PLANS
The components of net periodic pension and other benefits were as follows:

	Pension Benefits		Other Benefits
	13 weeks ended		13 weeks ended
	November 3,	October 28,	November 3,	October 28,
	2005	2004	2005	2004
Service cost — benefits earned during the period	$9	$8	$—	$—
Interest cost on projected benefit obligations	17	15	—	—
Expected return on assets	(18)	(15)	—	—
Amortization of prior service credit	(2)	(2)	—	—
Recognized net actuarial loss	6	4	—	—

Net periodic benefit expense	$12	$10	$—	$—

	Pension Benefits		Other Benefits
	39 weeks ended		39 weeks ended
	November 3,	October 28,	November 3,	October 28,
	2005	2004	2005	2004
Service cost — benefits earned during the period	$27	$19	$—	$—
Interest cost on projected benefit obligations	51	41	1	1
Expected return on assets	(53)	(41)	—	—
Amortization of prior service credit	(5)	(5)	—	—
Recognized net actuarial loss	17	13	—	—

Net periodic benefit expense	$37	$27	$1	$1

During the 13 and 39 week periods ended November 3, 2005, the Company made contributions to its defined pension benefit plans of $15 and $16, respectively.

NOTE 7 — INDEBTEDNESS
Revolving Credit Facilities
As of November 3, 2005, the Company had three multi-year revolving credit facilities totaling $1,400. The Company’s $900 and $100 credit facilities expire in June 2009 and July 2009, respectively. The Company’s $400 credit facility expires in June 2010. All three revolving credit facilities contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the respective credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter, and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007 and 4.0 to 1 thereafter. As of November 3, 2005, the Company was in compliance with these requirements. No borrowings were outstanding under the Company’s revolving credit facilities as of November 3, 2005 or February 3, 2005.
The Company had $336 and $349 outstanding in commercial paper borrowings at November 3, 2005 and February 3, 2005, respectively. Commercial paper borrowings are backed by the Company’s revolving credit facilities.
Mandatory Convertible Security Offering
In May 2004 the Company completed a public offering registered with the Securities and Exchange Commission of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an over-allotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The senior notes bear an annual interest rate of 3.75%. In the first half of 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase common stock under the related purchase contract. If the senior notes are not successfully remarketed, the holders will have the right to put the senior notes to the Company to satisfy their obligations under the purchase contract in a non-cash transaction. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars.
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
As consideration for assuming the downside market risk without participating in all of the potential appreciation of the Company’s common stock, the holders of the Corporate Units receive a quarterly purchase contract adjustment payment equal to 3.5% of the value of the Corporate Units. Upon issuance, a liability for the present value of the aggregate amount of the purchase contract adjustment payments of $114 was recorded as a reduction of Stockholders’ Equity, with an offsetting increase to Other long-term liabilities and Other current liabilities. The initial reduction of Stockholders’ Equity represents the fair value of the contract adjustment payments. Subsequent contract adjustment payments will reduce the liabilities, with a portion of the payments recognized as interest expense for the amortization of the difference between the aggregate amount of the contract adjustment payments and the present value thereof. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite number of shares of common stock. The stated amount received will be recorded as an increase to Stockholders’ Equity.
Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share.” Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the reporting period is above $28.82, and will

NOTE 7 — INDEBTEDNESS — (CONT.)
potentially occur when the average price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. The Corporate Units were not dilutive for the 13 and 39 week periods ended November 3, 2005.
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
Shelf Registration
The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 (“2001 Registration Statement”), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of the Company’s common stock. As of November 3, 2005, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however, there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.
NOTE 8 — CONTINGENCIES
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
In September 2000 an agreement was reached and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during fiscal 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims.
The claims administrator has been assigning values to claims as a result of the 2004 claims process. The value of these claims will likewise be subject to challenge by either party. The Company has raised certain challenges to the claims process and valuation protocols, some of which are pending before the court. Additionally, not all of the claims timely submitted have yet been valued by the claims administrator. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 8 — CONTINGENCIES — (CONT.)
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
On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”) which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
In July 2004, a case similar to Dunbar involving salaried drug/merchandise managers was filed in the same court (Victoria A. Moore, et al. v. Albertson’s, Inc.) and was removed to the United States District Court for the Northern District of California. In March 2005, the parties reached a tentative settlement, which remains subject to final court approval. Based on information presently available to the Company, management does not expect payments under this settlement to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of November 3, 2005, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

NOTE 9 — INCOME TAXES
The Company’s effective tax rate from continuing operations for the 13 week period ended November 3, 2005 was 38.9% as compared to 31.7% for the 13 week period ended October 28, 2004. The effective tax rate for the 13 week period ended October 28, 2004 was lower due primarily to a $9 reduction of previously recorded tax reserves resulting from the resolution of prior year tax issues with the Internal Revenue Service (“IRS”). The Company’s effective tax rate from continuing operations for the 39 week period ended November 3, 2005 was 33.8% as compared to 35.5% for the 39 week period ended October 28, 2004. This decrease was due primarily to a $22 reduction of previously recorded tax reserves during the 39 week period ended November 3, 2005. $8 of this reduction occurred in the first quarter of 2005 and resulted from the resolution of prior year tax issues with the IRS while $14 of this reduction occurred in the second quarter of 2005 as a result of a change in estimate of the ultimate resolution of prior year tax issues with the IRS. The second quarter decrease in tax reserves also resulted in a net $14 increase in related interest expense ($23 interest expense net of $9 tax benefit) such that there was no second quarter impact on net earnings from this change in tax reserves.

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE

	13 weeks ended
	November 3, 2005		October 28, 2004
	Basic	Diluted	Basic	Diluted
Earnings (loss) from:
Continuing operations	$81	$81	$107	$107
Discontinued operations	(4)	(4)	3	3
Net earnings	$77	$77	$110	$110

Weighted average common shares outstanding	370	370	369	369

Potential common share equivalents		3		4

Weighted average shares outstanding		373		373

Earnings (loss) per common share and common share equivalents*:
Continuing operations	$0.22	$0.22	$0.29	$0.29
Discontinued operations	(0.01)	(0.01)	0.01	0.01
Net earnings	0.21	0.21	0.30	0.29

Calculation of potential common share equivalents:
Potential common shares assumed issued from exercise of the Corporate Units		—		49
Options to purchase potential common shares		20		19
Potential common shares assumed purchased with potential proceeds		(17)		(64)

Potential common share equivalents		3		4

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from assumed exercise of the Corporate Units		$—		$1,150
Potential proceeds from exercise of options to purchase common shares		396		393

Total assumed proceeds from exercise		$396		$1,543

Common stock price used under treasury stock method		$23.27		$24.18

Potential common shares assumed purchased with potential proceeds		17		64

*	May not sum due to rounding differences

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE — (CONT.)

	39 weeks ended
	November 3, 2005		October 28, 2004
	Basic	Diluted	Basic	Diluted
Earnings (loss) from:
Continuing operations	$298	$298	$288	$288
Discontinued operations	(14)	(14)	(39)	(39)
Net earnings	$284	$284	$249	$249

Weighted average common shares outstanding	370	370	369	369

Potential common share equivalents		1		3

Weighted average shares outstanding		371		372

Earnings (loss) per common share and common share equivalents:
Continuing operations	$0.81	$0.80	$0.78	$0.77
Discontinued operations	(0.04)	(0.04)	(0.10)	(0.10)
Net earnings	0.77	0.76	0.68	0.67

Calculation of potential common share equivalents:
Potential common shares assumed issued from exercise of the Corporate Units		—		16
Options to purchase potential common shares		15		20
Potential common shares assumed purchased with potential proceeds		(14)		(33)

Potential common share equivalents		1		3

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from assumed exercise of the Corporate Units		$—		$383
Potential proceeds from exercise of options to purchase common shares		310		411

Total assumed proceeds from exercise		$310		$794

Common stock price used under treasury stock method		$21.75		$23.89

Potential common shares assumed purchased with potential proceeds		14		33

Outstanding options excluded for the 13 week periods ended November 3, 2005 and October 28, 2004, because the option price exceeded the average market price during the period, totaled 22.0 shares and 16.7 shares, respectively. Outstanding options excluded for the 39 week periods ended November 3, 2005 and October 28, 2004 totaled 26.5 shares and 17.3 shares, respectively.
NOTE 11 — SUBSEQUENT EVENTS
On November 10, 2005, the Company consummated the sale of its distribution facility in San Leandro, California. For the 13 week period ending February 2, 2006, the Company will recognize a pre-tax gain of approximately $52 on the sale with the net cash proceeds of $94 applied to the Company’s outstanding commercial paper borrowings. As of November 3, 2005, net assets with a value of $42 have been classified as Assets held for sale in the Company’s Condensed Consolidated Balance Sheets. Under the terms of the agreement, the Company has committed to lease the facility from the buyer for 10 months subsequent to the transaction date and may extend the term for one consecutive period of two months on the same terms. The present value of minimum lease payments at inception of the obligation is $5.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Albertson’s, Inc.
Boise, Idaho
We have reviewed the accompanying condensed consolidated balance sheet of Albertson’s, Inc. and subsidiaries (“Albertsons”) as of November 3, 2005, and the related condensed consolidated earnings statements and cash flow statements for the thirteen and thirty-nine week periods ended November 3, 2005 and October 28, 2004. These interim financial statements are the responsibility of Albertsons’ management.
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
December 2, 2005

ALBERTSON’S, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
On September 2, 2005, the Company announced that its Board of Directors is exploring strategic alternatives to increase shareholder value, including a possible sale of the Company. The Company can provide no assurance that any transaction will occur or, if one is undertaken, its terms or timing. The Company has retained Goldman Sachs & Co. and The Blackstone Group L.P. as financial advisors to assist in this process. The Company does not expect to disclose developments with respect to the exploration of strategic alternatives unless and until the Company’s Board of Directors has approved a definitive transaction.
A variety of factors have impacted the comparability of the Company’s results of operations for the 13 and 39 week periods ended November 3, 2005 and October 28, 2004, as more fully described below. The principal factors affecting comparability are the continuation of the Southern California labor dispute (the “Labor Dispute”) into the first quarter of fiscal year 2004 and the Company’s ongoing recovery from the Labor Dispute, the Company’s acquisition of J Sainsbury plc’s U.S. retail grocery store business (“Shaw’s”) on April 30, 2004, the Company’s investments in pricing, promotions and advertising during the periods presented and the impact of hurricanes on the results of each of the 13 and 39 week periods ended November 3, 2005 and October 28, 2004.
Results of operations for the 13 and 39 week periods ended November 3, 2005 were unfavorably impacted by the hurricanes that struck Florida, Texas and Louisiana during the Company’s third quarter of 2005. The Company has a combination of self-insurance and purchased insurance coverage for natural disasters and incurred approximately $16 in hurricane-related costs on a pre-tax basis, net of anticipated insurance reimbursements. Costs incurred primarily relate to inventory spoilage, building and equipment repair and replacement costs, employee and community relief efforts and increased payroll. The Company incurred approximately $23 on a pre-tax basis in hurricane-related costs during the 13 and 39 week periods ended October 28, 2004 in connection with the hurricanes that struck the Southeastern United States in 2004.
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
The aggregate purchase price for the Shaw’s transaction was $2,578, which included $2,134 of cash, $441 of assumed capital lease obligations and debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the net proceeds from a subsequent mandatory convertible security offering (see Note 7 — “Indebtedness” to the condensed consolidated financial statements) to repay $1,117 of such commercial paper.
Bristol Farms Acquisition
On September 21, 2004, the Company acquired New Bristol Farms, Inc. (“Bristol Farms”) for $137 in cash. The operations acquired consist of 11 gourmet retail stores in Southern California.
Southern California Labor Dispute
The Company, The Kroger Co. and Safeway Inc. (the “Retailers”) engaged in multi-employer bargaining with the United Food and Commercial Workers (“UFCW”) in connection with the Labor Dispute and, as a result, the Retailers entered into agreements (“Labor Dispute Agreements”) that, among other things, were designed to prevent the union from placing disproportionate pressure on one or more Retailers. The Labor Dispute Agreements provided for payments from any of the Retailers who gained from such disproportionate pressure to any of the Retailers who suffered from such disproportionate pressure. Amounts earned by the Company under the terms of the Labor Dispute Agreements totaled $17, $43 and $3 in the 13 week periods ended April 29, 2004, January 29, 2004 and October 30, 2003, respectively. Amounts earned were recorded as a reduction to Selling, general and administrative expenses in the respective periods and all amounts were collected during the 13 week period ended July 29, 2004.

Subsequent Events
On November 10, 2005, the Company consummated the sale of its distribution facility in San Leandro, California. For the 13 week period ending February 2, 2006, the Company will recognize a pre-tax gain of approximately $52 on the sale with the net cash proceeds of $94 applied to the Company’s outstanding commercial paper borrowings. As of November 3, 2005, net assets with a value of $42 have been classified as Assets held for sale in the Company’s Condensed Consolidated Balance Sheet. Under the terms of the agreement, the Company has committed to lease the facility from the buyer for 10 months subsequent to the transaction date and may extend the term for one consecutive period of two months on the same terms. The present value of minimum lease payments at inception of the obligation is $5.
Results of Operations
13 Week Period Ended November 3, 2005
Sales were $9,950 and $9,974 for the 13 week periods ended November 3, 2005 and October 28, 2004, respectively. The decrease in sales was primarily due to competitive pressures, particularly in those markets where the Company does not have a top market share position. Additionally, the decrease in sales was partially due to a decrease in the frequency of direct mail and coupon programs. The decrease caused by these factors was partially offset by the continued recovery from the Labor Dispute, higher fuel sales as a result of higher fuel prices and successful national sales events.
Management estimates that overall inflation in the costs of the products the Company sells was approximately 1.5% in the 12 months ended November 3, 2005.
Identical store sales decreased 0.5% for the 13 week period ended November 3, 2005 compared to the 13 week period ended October 28, 2004. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales, which use the same store base as the identical store sales computation but include sales at replacement stores, decreased by 0.4% for the 13 week period ended November 3, 2005 compared to the 13 week period ended October 28, 2004. The decrease in the identical store sales and the comparable store sales was primarily due to competitive pressures the Company experienced during the quarter, partially offset by higher fuel sales. Sales from the 206 stores acquired in the Shaw’s transaction are included in both the identical and comparable store sales computations, as defined above, beginning in the second quarter of 2005. The 11 acquired Bristol Farms stores are not included in these computations and will not be included until the fourth quarter of 2005.
During the 13 week period ended November 3, 2005, the Company, through its divisions and subsidiaries, opened three combination food and drug stores, one conventional food store, and three stand-alone drugstores while closing 13 combination food and drug stores, two conventional food stores, one warehouse store and two stand-alone drugstores.
Gross profit, as a percent to sales, for the 13 week period ended November 3, 2005 increased 19 basis points compared to the 13 week period ended October 28, 2004. This increase was primarily due to modifications to the Company’s “Check the Price” program, increased generic drug utilization and continued reductions in shrink rates.
Selling, general and administrative expenses, as a percent to sales, increased to 25.57% for the 13 week period ended November 3, 2005, as compared to 25.21% for the 13 week period ended October 28, 2004. This increase was primarily due to net gains from the disposal of property in the 13 week period ended October 28, 2004 compared to net impairment charges in the 13 week period ended November 3, 2005. The increase was also partially due to increases in salary and wage expenses due to normal salary increases, changes to the estimated bonus accrual and increased utilities expense. The increase caused by these factors was partially offset by lower workers’ compensation costs, insurance costs, legal and professional fees, and repair and maintenance expense.
Net restructuring charges were $1 for the 13 week period ended November 3, 2005 as compared to net credits of $10 for the 13 week period ended October 28, 2004. This difference was primarily due to gains recognized in the third quarter of 2004 on the disposal of properties associated with the Company’s 2001 restructuring activities.
Net interest expense decreased to $123 for the 13 week period ended November 3, 2005 as compared to $125 for the 13 week period ended October 28, 2004. The decrease was primarily due to lower debt balances as a result of debt maturities.
The Company’s effective tax rate from continuing operations for the 13 week period ended November 3, 2005 was 38.9% as compared to 31.7% for the 13 week period ended October 28, 2004. The effective tax rate for the 13 week period ended October 28, 2004 was lower due primarily to a $9 reduction of previously recorded tax reserves resulting from the resolution of prior year tax issues with the Internal Revenue Service (“IRS”).
Earnings from continuing operations were $81, or $0.22 per diluted share, for the 13 week period ended November 3, 2005 compared to $107, or $0.29 per diluted share, for the 13 week period ended October 28, 2004. This decrease was primarily due to earnings pressure in highly competitive markets and increases in Selling, general and administrative expenses as described above.
Net loss from discontinued operations was $4 for the 13 week period ended November 3, 2005. This loss resulted primarily from revisions to lease liability accruals. Net income from discontinued operations was $3 for the 13 week period ended October 28, 2004.
39 Week Period Ended November 3, 2005
Sales were $30,131 and $28,755 for the 39 week periods ended November 3, 2005 and October 28, 2004, respectively. The increase in sales was primarily due to sales associated with the 206 stores acquired in the Shaw’s transaction and the 11 stores acquired from the Bristol Farms transaction. Additionally, the Company experienced increased sales due to the continued recovery from the Labor Dispute. Sales were unfavorably impacted by competitive pressures.
Management estimates that overall inflation in the costs of the products the Company sells was approximately 1.5% in the 12 months ended November 3, 2005.
Identical store sales increased 0.4% for the 39 week period ended November 3, 2005 compared to the 39 week period ended October 28, 2004. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales, which use the same store base as the identical store sales computation but include sales at replacement stores, increased 0.6% for the 39 week period ended November 3, 2005 compared to the 39 week period ended October 28, 2004. Increases in both identical and comparable store sales for the 39 week period ended November 3, 2005 were due primarily to the continued recovery from the Labor Dispute. The 206 acquired Shaw’s stores and the 11 acquired Bristol Farms stores are not included in the year-to-date identical or comparable stores sales computations and will not be included in year-to-date computations until fiscal 2006.
During the 39 week period ended November 3, 2005, the Company, through its divisions and subsidiaries, opened 19 combination food and drug stores, two conventional food stores, six stand-alone drugstores, 16 Extreme Inc. price impact stores and two fuel centers, while closing 45 combination food and drug stores, 18 conventional stores, one warehouse store and six stand-alone drugstores.
Gross profit, as a percent to sales, for the 39 week period ended November 3, 2005 decreased 3 basis points as compared to the 39 week period ended October 28, 2004 due to continued planned investments in pricing, promotion and advertising to drive sales growth and market share in highly competitive markets. Planned investments include the Company’s “Check the Price” program under which the Company has lowered everyday prices on selected products, national sales events and direct mail and other marketing programs. The decrease caused by this factor as a percent to sales, was partially offset by savings generated from strategic sourcing and consumer demand chain initiatives, including shrink initiatives and increased generic drug utilization.
Selling, general and administrative expenses, as a percent to sales, decreased to 25.27% for the 39 week period ended November 3, 2005, as compared to 25.36% for the 39 week period ended October 28, 2004. This decrease was primarily due to reductions in employee benefit costs, gains recognized from the disposal of property (partially offset by impairment charges) and lower workers’ compensation costs. Workers’ compensation costs were lower when compared with the same period of the prior year primarily as a result of Company initiatives to lower accident frequencies and the positive impact of new California workers’ compensation legislation. Declines in employee benefit costs were the result of a one-time contribution to the union health and welfare fund of $36 and strike ratification bonus payments of $10 in the first quarter of 2004 under the terms of the new collective bargaining agreements in Southern California. The decrease caused by these factors was partially offset by increases in utilities costs, salary and wage expenses and depreciation expense.
Net restructuring credits were $0 for the 39 week period ended November 3, 2005 as compared to net credits of $11 for the 39 week period ended October 28, 2004. This decrease was primarily due to gains recognized in the third quarter of 2004 on the disposal of properties associated with the Company’s 2001 restructuring activities.
Net interest expense increased to $404 for the 39 week period ended November 3, 2005 as compared to $360 for the 39 week period ended October 28, 2004. This increase was primarily due to an increase in interest on capital lease obligations resulting from the acquisition of Shaw’s, interest costs on the issuance of the $1,150 mandatory convertible securities used to repay commercial paper that was used to finance the acquisition of Shaw’s and interest related to previously recorded tax reserves. The interest associated with tax reserves is related primarily to disputes on the timing of temporary items with the Internal Revenue Service. Interest would then be due for the time period in dispute. The increase caused by these factors was partially offset by a decrease in interest expense due to the maturity of certain notes payable.

The Company’s effective tax rate from continuing operations for the 39 week period ended November 3, 2005 was 33.8% as compared to 35.5% for the 39 week period ended October 28, 2004. This decrease was due primarily to a $22 reduction of previously recorded tax reserves during the 39 week period ended November 3, 2005. $8 of this reduction occurred in the first quarter of 2005 and resulted from the resolution of prior year tax issues with the IRS while $14 of this reduction occurred in the second quarter of 2005 as a result of a change in estimate of the ultimate resolution of prior year tax issues with the IRS. The second quarter decrease in tax reserves also resulted in a net $14 increase in related interest expense ($23 interest expense net of $9 tax benefit) such that there was no second quarter impact on net earnings from this change in tax reserves.
Earnings from continuing operations were $298, or $0.80 per diluted share, for the 39 week period ended November 3, 2005 compared to $288, or $0.77 per diluted share, for the 39 week period ended October 28, 2004. This increase was primarily due to inclusion of Shaw’s operating results in the Company’s consolidated financial statements in the first quarter of 2005 and the resolution of the Labor Dispute that impacted results in 2004. To a lesser extent, the decrease in Selling, general and administrative expenses described above also contributed to the increase. The increase caused by these factors was partially offset by earnings pressure in highly competitive markets.
Net loss from discontinued operations was $14 for the 39 week period ended November 3, 2005. This loss resulted primarily from the Company’s decision in April 2005 to exit the Jacksonville, Florida market. Net loss from discontinued operations was $39 for the 39 week period ended October 28, 2004. This loss resulted primarily from the Company’s decisions in April 2004 and June 2004 to exit the New Orleans, Louisiana and Omaha, Nebraska markets, respectively.
Consistent with efforts over the previous several years and as previously announced, one of the Company’s strategies is to exit underperforming, or “Non-Core” markets and monetize the associated assets to create value for shareholders. While there can be no assurances that market exits will occur on commercially reasonable terms or at all, completed market exits could cause charges to net earnings in one or more periods. Such charges could be material.
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
Liquidity and Capital Resources
Net cash provided by operating activities during the 39 week period ended November 3, 2005 was $962 compared to $1,470 for the same period in the prior year. The decrease in cash provided by operations was due primarily to timing of receivables, tax planning initiatives implemented in 2004 that positively impacted cash flows from operations during the first nine months of 2004 and higher inventory levels during the first nine months of 2005 compared to the same period in the prior year.
Net cash used in investing activities during the 39 week period ended November 3, 2005 decreased to $547 compared to $2,839 for the 39 week period ended October 28, 2004. This decrease was primarily the result of the $2,080 paid, net of cash acquired, to purchase Shaw’s and $134 paid, net of cash acquired, to purchase Bristol Farms during the 39 week period ended October 28, 2004. The Company continues to implement its 2005 capital expenditure plan and expects capital expenditures for the year to be between $1,000 and $1,100, which includes cash capital expenditures as well as capital and operating leases. This amount is approximately $300 lower than originally anticipated due to a decision to focus expenditures on what the Company considers its “Core” assets, improvements in both new and remodeled store construction processes as well as productivity improvements in technology investments. An additional use of cash in the 39 week period ended November 3, 2005 was a refundable deposit of $81 paid to the IRS in the second quarter related to a proposed tax assessment. The deposit was made to suspend the accrual of interest on a proposed tax assessment during the appeals process. The deposit is refundable upon prior written notification to the IRS prior to the ultimate settlement of the appeal. The deposit is classified as Other assets in the Condensed Consolidated Balance Sheet.
Net cash used in financing activities during the 39 week period ended November 3, 2005 was $433 as compared to Net cash provided by financing activities of $1,016 during the 39 week period ended October 28, 2004. The change was due primarily to net proceeds received in 2004 from the mandatory convertible securities issuance and 2004 commercial paper borrowings used to finance the Shaw’s acquisition.
The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods.

As of November 3, 2005, the Company had three multi-year revolving credit facilities totaling $1,400. The Company’s $900 and $100 credit facilities expire in June 2009 and July 2009, respectively. The Company’s $400 credit facility expires in June 2010. All three revolving credit facilities contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the respective credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter, and the consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007 and 4.0 to 1 thereafter. As of November 3, 2005, the Company was in compliance with these requirements. No borrowings were outstanding under the Company’s revolving credit facilities as of November 3, 2005 or February 3, 2005.
The Company had $336 and $349 outstanding in commercial paper borrowings at November 3, 2005 and February 3, 2005, respectively. Commercial paper borrowings are backed by the Company’s revolving credit facilities.
In May 2004 the Company completed a public offering registered with the Securities and Exchange Commission of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an over-allotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The senior notes bear an annual interest rate of 3.75%. In the first half of 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase common stock under the related purchase contract. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contract in a non-cash transaction. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars. (See Note 7 — “Indebtedness” to the condensed consolidated financial statements)
The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 13, 2001 (“2001 Registration Statement”), to authorize the issuance of up to $3,000 in debt securities. The Company intends to use the net proceeds of any securities sold pursuant to the 2001 Registration Statement for retirement of debt and general corporate purposes, including the potential purchase of outstanding shares of the Company’s common stock. As of November 3, 2005, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.
In December 2004, the Board of Directors reauthorized a program authorizing management, at their discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2005. The Company may continue or, from time to time suspend, purchasing shares under its stock purchase program without notice, depending on prevailing market conditions, alternate uses of capital and other factors. There were no purchases of the Company’s common stock during the 39 week period ended November 3, 2005.
Following the Company’s announcement of its pursuit of strategic alternatives, Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, and Fitch, Inc. placed the Company’s credit ratings on credit watch with negative implications. As of November 3, 2005, long-term debt ratings assigned by Moody’s Investors Services, Inc., Standard & Poor’s Rating Services, and Fitch, Inc. are “Baa3,” “BBB-,” and “BBB,” respectively. The Company is not subject to any credit rating downgrade triggers that would accelerate repayment in the Company’s fixed-term debt portfolio. A downgrade in the Company’s credit ratings should not affect the Company’s ability to borrow amounts under the revolving credit facilities, however, borrowing costs would increase. A ratings downgrade would also impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations and could result in possible access limitations. The Company has no significant debt maturities until July 2009. If needed, the Company could seek alternative sources of funding, including the issuance of notes under the 2001 Registration Statement. In addition, at November 3, 2005, up to $1,400 could be drawn upon from the Company’s senior unsecured credit facilities.
Insurance Contingencies
The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of November 3, 2005, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan Contingencies
The Company’s funding policy for its defined benefit plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act, with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation variable rate premiums and/or participant notices of underfunding. The Company determines expected funding levels annually. Funding of the Company’s defined benefit pension plans is expected to be $16 for the fiscal year ending February 2, 2006. As of November 3, 2005, this amount has been fully funded.
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. The Company has contributed $96 to these plans in the 39 weeks ended November 3, 2005, and contributed $115 and $92 to these plans in the fiscal years 2004 and 2003, respectively. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, return on the assets held in the plans, actions taken by trustees who manage the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market or another employer withdraws from a plan without provision for their share of pension liability. Many recently completed labor negotiations have positively affected the Company’s future contributions to these plans.
Contractual Obligations and Guarantees
For information on contractual obligations and guarantees, see the Company’s 2004 Annual Report on Form 10-K. At November 3, 2005, there have been no material changes regarding the Company’s contractual obligations outside the ordinary course of business or material changes to guarantees from the information disclosed in the Company’s 2004 Annual Report on Form 10-K.
Commercial Commitments
The Company had outstanding letters of credit of $140 as of November 3, 2005, all of which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company’s credit facilities. Of the $140 outstanding at November 3, 2005, $129 represents standby letters of credit covering primarily workers’ compensation or performance obligations. The remaining $11 represents commercial letters of credit supporting the Company’s merchandise import program. The Company paid issuance fees on letters of credit outstanding as of November 3, 2005 that varied, depending on type, up to 0.80% of the outstanding balance of the letter of credit.
Off-Balance Sheet Arrangements
At November 3, 2005, the Company had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that were accounted for under the equity method at November 3, 2005 had no liabilities associated with them that were guaranteed by or that would be considered material to the Company. Accordingly, the Company does not have any off-balance sheet arrangements with unconsolidated entities.
Related Party Transactions
There were no material related party transactions during the 13 and 39 week periods ended November 3, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2004 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of November 3, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

In the third quarter of 2005, the Company continued its implementation of the PeopleSoft Human Capital Management system. The Company plans to continue the roll-out through fiscal 2006. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal controls during this period of change.
Other than described in the preceding paragraph, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995
All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company’s expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties. These statements may relate to, among other things: statements of expectation regarding the Company’s future results of operations; investing to increase sales; changes in cash flow; increases in general liability costs, workers’ compensation costs and employee benefit costs; attainment of cost reduction goals; impacts of the Labor Dispute; impacts of the completion of the integration of Shaw’s and Bristol Farms; achieving sales increases and increases in comparable and identical sales; competing effectively; the strategic alternatives being explored by the Company; the Company’s Core/Non-Core operating strategy; opening and remodeling stores; and the Company’s five strategic imperatives. These statements are indicated by words or phrases such as “expects,” “plans,” “believes,” “estimate” and “goal.” In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information.
Important assumptions, risks and uncertainties and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include: the Company’s ability to execute the strategic alternatives being explored, including a possible sale of the Company; the Company’s ability to execute its restructuring plans, including the ability of the Company to complete the sale of Non-Core assets on commercially acceptable terms or at all; changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); labor negotiations; adverse determinations with respect to, or the need to increase reserves for litigation or other claims (including environmental matters); financial difficulties experienced by third-party insurance providers; employee benefit costs; the Company’s ability to recruit, retain and develop employees; the Company’s ability to develop new stores or complete remodels as rapidly as planned; the Company’s ability to implement new technology successfully; stability of product costs; the Company’s ability to integrate the operations of and realize synergies from acquired or merged companies, including Shaw’s; results of the Company’s impairment testing; the Company’s ability to achieve its five strategic imperatives; and other factors affecting the Company’s business in or beyond the Company’s control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; the continued safety of the products the Company sells; changes in the general economy; changes in interest rates; and the occurrence of natural disasters.
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
In September 2000 an agreement was reached and court approval granted, to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a settlement administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a settlement administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the settlement administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during fiscal 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims.
The claims administrator has been assigning values to claims as a result of the 2004 claims process. The value of these claims will likewise be subject to challenge by either party. The Company has raised certain challenges to the claims process and valuation protocols, some of which are pending before the court. Additionally, not all of the claims timely submitted have yet been valued by the claims administrator. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”) which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate section 1 of the Sherman Act. The lawsuit seeks declarative and injunctive relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following information concerns the Company’s stock repurchases during the 13 weeks ended November 3, 2005 (dollars in millions except per share data):
Issuer Purchases of Equity Securities

					(d)
				(c)	Maximum Number
				Total Number Of	(Or Approximate
				Shares (Or	Dollar Value) Of
	(a)			Units) Purchased	Shares (Or Units)
	Total Number		(b)	As Part Of	That May Yet Be
	Of Shares		Average Price	Publicly	Purchased Under
	(Or Units)		Paid Per Share	Announced Plans	The Plans Or
Period	Purchased		(Or Unit)	Or Programs (1)	Programs

August 5 – August 31, 2005	1,012	(2)	$25.48	—	$500
September 1 – September 30, 2005	221	(2)	25.09	—	500
October 1 – November 3, 2005	—		—	—	500

Total	1,233		25.41

(1)	On December 16, 2004, the Board of Directors reauthorized a program authorizing management, at its discretion, to purchase and retire up to $500 of the Company’s common stock through December 31, 2005. No shares of common stock have been repurchased through November 3, 2005 under this program.

(2)	Represents shares surrendered or deemed surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of stock units under employee stock based compensation plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

	4.3.2	Supplemental Indenture No. 1, dated as of January 23, 2004 between American Stores Company, LLC (f/k/a American Stores Company) and J.P. Morgan Trust Company, as successor trustee.

	10.42	Albertsons Severance Plan for Officers, Amended and Restated Effective June 1, 2005.*

	10.59.1	Amendment dated as of November 1, 2005, between the Company and Clarence J. Gabriel, Jr. dated as of May 9, 2005.*

	10.62	Albertsons Inc. Change in Control Severance Benefit Trust dated as of August 1, 2004 by and between Albertson’s, Inc. and Atlantic Trust Company, N.A.*

	15	Letter re: Unaudited Interim Financial Statements.

	31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTSON’S, INC.

(Registrant)

Date: December 2, 2005	/S/ Felicia D. Thornton

Felicia D. Thornton
Executive Vice President
and Chief Financial Officer