Form 10-K
period 2006-02-02
ALBERTSONS INC /DE/
filed 2006-03-29
CIK 3333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2006

Commission file number 1-6187
ALBERTSON’S, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	82-0184434

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho	83726

(Address of principal executive offices)	(Zip Code)
(208) 395-6200
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	New York Stock Exchange Pacific Stock Exchange

Mandatory Convertible Security	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of August 4, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.6 billion.
The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of March 24, 2006 was 370,992,223.
Documents Incorporated by Reference
Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated: None.

ALBERTSON’S, INC.
FORM 10-K

PART I
Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995
All statements other than statements of historical fact contained in this and other documents disseminated by the Company, including statements regarding the Company’s expected financial performance, are forward-looking information as defined in the Private Securities Litigation Reform Act of 1995. In reviewing such information about the future performance of the Company, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking information since predictions regarding future results of operations and other future events are subject to inherent uncertainties. These statements may relate to, among other things: completion of the pending sale of the Company; statements of expectation regarding the Company’s future results of operations; investing to increase sales; changes in cash flow; increases in general liability costs, workers’ compensation costs and employee benefit costs; attainment of cost reduction goals; achieving sales increases and increases in comparable and identical sales; competing effectively; opening and remodeling stores; and the Company’s five strategic imperatives. These statements are indicated by words or phrases such as “expects,” “plans,” “believes,” “estimate” and “goal.”
Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include the Company’s ability to complete the pending sale of the Company; changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); labor negotiations; adverse determinations with respect to, or the need to increase reserves for, litigation, taxes or other claims (including environmental matters); financial difficulties experienced by third-party insurance providers; employee benefit costs; the Company’s ability to recruit, retain and develop employees; the Company’s ability to develop new stores or complete remodels as rapidly as planned; the Company’s ability to implement new technology successfully; stability of product costs; the Company’s ability to integrate the operations of and realize synergies from acquired or merged companies; the Company’s ability to execute its restructuring plans; the Company’s ability to achieve its five strategic imperatives; the factors listed in “Item 1A – Risk Factors” in this Annual Report on Form 10-K; and other factors affecting the Company’s business in or beyond the Company’s control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; the continued safety of the products the Company sells; changes in the general economy; changes in interest rates; and the occurrence of natural disasters.
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
Item 1. Business.
General
Albertson’s, Inc. (“Albertsons” or the “Company”) is incorporated under the laws of the State of Delaware and is the successor to a business founded by J. A. Albertson in 1939. The Company’s general offices are located at 250 Parkcenter Boulevard, Boise, Idaho 83706 and its telephone number is (208) 395-6200. Information about the Company is available on the internet at www.albertsons.com. Information on the Company’s website is not a part of this Annual Report on Form 10-K.
Based on sales, the Company is one of the largest retail food and drug chains in the world. As of February 2, 2006, the Company’s divisions and subsidiaries operated 2,471 retail stores in 37 states.
The Company’s operations are within a single operating segment, the retail sale of food and drug merchandise. All of the Company’s operations are within the United States. As of February 2, 2006, the Company’s divisions and subsidiaries operated stores under the banners Albertsons, Acme, Bristol Farms, Grocery Warehouse, Jewel, Jewel-Osco, Max Foods, Osco Drug, Sav-on Drug, Shaw’s, Star Market, Super Saver and Lazy Acres. The Company has invested in these brands, their development and their protection and considers them important assets.
The Company’s fiscal year ends on the Thursday nearest to January 31st. As a result, the Company’s fiscal years include a 53rd week every five to six years. The Company’s fiscal year ended February 2, 2006 (“2005”) contained 52 weeks. Fiscal years ended February 3, 2005 (“2004”) and January 29, 2004 (“2003”) contained 53 and 52 weeks, respectively. The Company’s sales, earnings from continuing operations, net earnings, total assets and long-term debt and capital lease obligations for the past five fiscal years are included on page 15 of this Annual Report on Form 10-K.

All dollar amounts in this Annual Report on Form 10-K are in millions, except per share data and the compensation information included in Item 11 of Part III.
Definitive Agreement to Sell Company
On January 22, 2006, Albertsons entered into a series of agreements (the “Agreements”) providing for the sale of Albertsons to SUPERVALU INC. (“Supervalu”), CVS Corporation (“CVS”) and a consortium of investors including Cerberus Capital Management, L.P., Kimco Realty Corporation, Lubert-Adler Management, Inc., Klaff Realty, L.P. and Schottenstein Stores Corporation (the “Cerberus Group”). As a result of a series of transactions provided for under the Agreements (the “Transactions”), Albertsons’ shareholders will ultimately be entitled to receive $20.35 in cash and 0.182 shares of Supervalu common stock for each share of Albertsons’ common stock that they held before the Transactions. The Transactions are subject to approval by Albertsons’ shareholders and Supervalu’s shareholders as well as antitrust clearance and the satisfaction or waiver of other customary closing conditions (see “Subsequent Event” in Item 7). The Transactions are currently anticipated to be completed in the second quarter of calendar year 2006, but the completion of the Transactions could be delayed if, among other things, all necessary approvals are not obtained by that time. The Company may be required to pay to Supervalu a termination fee of $276 if the merger agreement is terminated under certain specified circumstances.
Retail Formats
As of February 2, 2006, the Company’s retail operations were organized into seven divisions, based primarily on geographic boundaries, and two independently managed subsidiaries. Division and subsidiary staff are responsible for day-to-day operations and executing marketing and merchandising programs. This structure allows the division and subsidiary level employees, who are closest to the customer, to implement strategies tailored to each of the neighborhoods that the Company serves.
The Company identifies each of its stores as one of the following: combination food-drug store, conventional store (which includes non-Extreme Inc. warehouse stores), stand-alone drugstore, Bristol Farms store or Extreme Inc. store. The Company also operates fuel centers near existing stores and online grocery and drugstore websites.
The Company’s combination food-drug stores combine grocery and drug stores under one roof. Most of these stores include a complete grocery offering, prescription drugs and an expanded section of cosmetics and general merchandise in addition to specialty departments such as service seafood and meat, bakery, lobby/video, service delicatessen, liquor and floral. Many of these stores also offer meal centers, party supply centers, coffee bars, in-store banks, photo processing and destination categories for beverages, snacks, pet care products, paper products and baby care merchandise. These services and product offerings allow easy, one-stop shopping. Combination food-drug stores are typically located in neighborhood shopping centers and range in size from 35,000 to 60,000 square feet. As of February 2, 2006, the Company’s divisions operated 1,495 combination food-drug stores.
Conventional food stores are less than 35,000 square feet and focus their product and service offerings primarily on food departments. Conventional stores offer many of the same product and service offerings as combination food-drug stores, but on a limited basis. As of February 2, 2006, the Company’s divisions operated 237 conventional stores.
The Company’s stand-alone drugstores offer convenient shopping and prescription pickup as well as a wide assortment of general merchandise, health and beauty care products, over-the-counter medication, greeting cards and photo processing. Many newer stores have expanded their product offerings to include limited grocery and convenience items requiring freezing or refrigeration. The Company’s stand-alone drugstores are typically located on corners and in shopping centers and many offer a drive-thru pharmacy. As of February 2, 2006, the Company’s divisions operated 700 stand-alone drugstores.
During 2004 the Company began an intense focus on format differentiation with the introduction of Extreme Inc. and the acquisition of Bristol Farms. Extreme Inc. is an independently managed subsidiary that operates price impact stores in and around Dallas, Texas; Baton Rouge, Louisiana; Salt Lake City, Utah; and various cities in Florida. These low-price, limited-service stores feature an innovative new store design coupled with a unique merchandising format tailored to the individual demands of customers, which often vary by neighborhood. As of February 2, 2006, Extreme Inc. operated 27 stores under the Super Saver banner.
In September 2004 the Company acquired Bristol Farms, a gourmet and specialty food retailer. As of February 2, 2006, Bristol Farms (an independently managed subsidiary) operated 12 stores in Southern California. Bristol Farms stores offer gourmet and natural product assortments in stores that range in size from 7,200 to 29,700 square feet. In addition, Bristol Farms offers premium catering services and several stores offer in-store dining.
As of February 2, 2006, the Company operated 238 fuel centers in 22 states. Fuel centers are located in the parking lots of stores operated by the Company’s divisions and subsidiaries. Fuel centers generally feature three to six fuel pumps and a small building, ranging in size from a pay-only kiosk to a convenience store.

The Company operates its own grocery delivery websites under the names Albertsons.com and Acmemarkets.com. As of February 2, 2006, Albertsons operated its grocery delivery websites in parts of Arizona, California, Idaho, Nevada, New Jersey, Oregon, Pennsylvania, Texas, Utah and Washington. By using its brick-and-mortar stores as fulfillment sites, Albertsons has evolved its online model to take advantage of its retail grocery expertise, brand recognition and existing infrastructure. With six years of experience, Albertsons.com and Acmemarkets.com offer a reliable and proven online service that delivers products direct from our stores to the customer.
The Company also operates its own nationwide online pharmacy service under the name Savon.com. This website offers new and refill prescriptions, sundry items and consumer health information. It allows customers across the country the freedom to have new or refilled prescriptions ready for pickup at any pharmacy operated by the Company, or mailed to their location of preference.
Distribution Centers and Suppliers
The Company’s retail operations are supported by 19 major Company distribution centers. These distribution centers provide product to stores operated by the Company’s divisions and subsidiaries.
In an effort to obtain merchandise at the lowest possible cost, the Company also supplies stores through outside suppliers and directly from manufacturers. The Company believes that it is not dependent on any one supplier and considers its relations with its suppliers to be satisfactory.
Marketing and Merchandising
The Company’s brand promise is “Working Hard to Make Life Easier for Our Customers.” This is reinforced to customers through associate education and print and media advertising.
With the Company’s brand promise in mind, the Company strives to merchandise stores that cater to the neighborhoods it serves. For example, some stores offer a variety of products in categories such as Asian, Hispanic and kosher foods.
In addition, a principal component of the Company’s merchandising strategy is to offer a broad array of products and time-saving services that are part of a solution to today’s lifestyle demands. The Company’s dual branding initiative is designed to serve this merchandising strategy. One of Albertsons strategic advantages in today’s marketplace comes from the Company’s unique expertise in operating food stores and drugstores. Albertsons has decades of experience in operating these two formats. This unique position in the marketplace has enabled the Company to bring together separate retail brands, creating dual branded stores that leverage the Company’s separate food and drug expertise and brand equity and make life easier for customers by providing one-stop shopping for food and drug needs. The Company began expanding the dual branding concept in 2001 and continued to roll-out the dual branding concept through 2005. The Company expects to continue to dual brand stores in nearly every market in 2006. As of February 2, 2006, 1,167 of the stores operated by the Company’s divisions were dual branded.
The Company continues to test additional ways to further the Company’s brand promise by adding to its stores’ natural and organic sections, international food sections, in-store bakeries and delicatessens, prepared foods sections and gourmet coffee service. Some stores also feature a selection of prepared foods and daily selections of home meal replacement items, such as rotisserie chicken, fried chicken, tamales, meat loaf and other dinner entrees as well as sandwiches, pre-packaged salads and prepared fresh vegetables. The Company is also expanding the bakery in some stores, offering expanded selections of baked goods and self-service items. Finally, the Company has joined forces with other retailers (including Toys R Us®, Starbucks® and Office Depot®) to provide a wider selection of quality merchandise to its customers.
All of the Company’s stores carry a broad range of national brands in addition to Our Own Brands (or private label) products in many merchandise categories. During 2003, the Company launched its premium own brand, essensia™ products and in 2004 launched equaline™ and HomeLife™, its own brand products in the health and beauty and general merchandise categories. As of February 2, 2006, the Company offered 253 products under the essensia™ brand, 1,286 products under the equaline™ brand and 398 products under the HomeLife™ brand. The Company’s stores provide consumer information such as nutritional signing in the meat and produce departments, freshness code dating, unit pricing, meal ideas and food information pamphlets.
Associates
As of February 2, 2006, the Company employed approximately 234,000 associates, of which approximately 52% were covered by collective bargaining agreements, primarily with the United Food and Commercial Workers and International Brotherhood of

Teamsters. Labor agreements covering approximately 7,000 associates will expire during 2006. Negotiations with respect to some of these contracts have commenced. There can be no assurances that the Company will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms.
The Company considers its present relations with associates to be satisfactory. The Company values its associates and believes that associate loyalty, enthusiasm and commitment are key elements of its operating performance.
Environmental
The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and groundwater contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of properties). The Company conducts an ongoing program for the inspection and evaluation of potential new sites and the remediation and monitoring of contamination at existing and previously owned sites. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the costs of any required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Environmental remediation costs were not material in 2005, 2004 or 2003.
Government Regulation
The Company is subject to regulation by a variety of government agencies including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, the Environmental Protection Agency and other federal, state and local agencies. The Company’s stores are also subject to local laws regarding zoning, land use, the sale of restricted products including tobacco, alcohol and pseudoephedrines, food preparation and sanitation. In recent years, an increasing number of legislative proposals have been introduced and passed in Congress and in some state legislatures that could result in major changes in health care coverage, delivery and reimbursement, both nationally and at the state level. For example, Congress passed the Medicare Prescription Drug Improvement and Modernization Act of 2003, which included new prescription drug benefits for Medicare participants. Also, in recent years, both federal and state authorities have proposed or passed new legislation that imposes on pharmacies significant additional obligations concerning the protection of confidential patient medical records and information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes certain requirements, including the protection of confidential patient medical records and other information. The Company believes that its locations comply, in all material respects, with such laws and regulations.
Competition
Food, drug and general merchandise retailing involves intense competition with numerous competitors. Direct competition comes from a variety of sources, including supermarket chains, independent and specialty grocers, specialty retailers and large-scale drug retailers. Increasing competition also exists from convenience stores, prepared-food retailers and Internet and mail order retailers. The biggest competitive impact on the food retailing industry, however, has been the growth of low-price retailers, primarily supercenters and discount stores. The rapid growth of the low-price format has demonstrated that while convenience, quality, product assortment and customer service remain important factors in creating a competitive advantage, price is increasingly a significant driver of consumer choice in the food retailing industry.
Seasonality
The Company is subject to effects of seasonality. Sales have historically been higher in the Company’s fourth quarter than other quarters due to the holiday season and the increase in cold and flu occurrences.
Available Information
The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge through the Company’s website at www.albertsons.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors.
The following are certain risk factors that could affect the Company’s business, results of operations and financial condition. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the Company’s actual results or financial condition to differ materially from those projected in the forward-looking statements. Before investing in the Company, investors should know that making such an investment involves some risks, including the risks described below. The risks that are described below are not the only ones the Company faces. If any of the following risks occur, the Company’s business, results of operations or financial condition could be negatively affected.
The sale of Albertsons to Supervalu, CVS and the Cerberus Group is subject to certain closing conditions that, if not satisfied or waived, will result in the Transactions not being completed, which may cause the market price of Albertsons common stock to decline.
The pending sale of Albertsons is subject to customary conditions to closing, including the receipt of required approvals of the shareholders of Albertsons and Supervalu and regulatory approvals. Many of the conditions to the closing of the Transactions are outside of the control of Albertsons. If any condition to the closing of the Transactions is not satisfied or, if permissible, waived, the Transactions will not be completed.
If Albertsons does not complete the Transactions, the market price of Albertsons common stock may fluctuate to the extent that the current market price reflects a market assumption that the Transactions will be completed. Albertsons will also be obligated to pay certain investment banking, financing, legal and accounting fees and related expenses in connection with the Transactions, whether or not the Transactions are completed. In addition, Albertsons has expended, and will continue to expend, significant management resources in an effort to complete the Transactions. If the Transactions are not completed, Albertsons will have incurred significant costs, including the diversion of management resources, for which they will have received little or no benefit. Further, Albertsons may be required to pay to Supervalu a termination fee of $276 if the merger agreement is terminated under certain specified circumstances.
Whether or not the Transactions are completed, the announcement and pendency of the Transactions could cause disruptions in the Company’s business, which could have an adverse effect on its business and financial results.
Whether or not the Transactions are completed, the announcement and pendency of the Transactions could cause disruptions in the Company’s business. Specifically:
•	current and prospective employees may experience uncertainty about their future roles with the Company, which might adversely affect the Company’s ability to retain key managers and other employees; and

•	the attention of management may be directed toward the completion of the Transactions, rather than toward the execution of existing business plans.
The Company faces a high level of competition in the retail food business and the competition the Company encounters may have a negative impact on the prices it may charge for products and the Company’s revenues and profitability.
The retail food and drug industries in which the Company competes are extremely competitive. The number and type of competitors vary by location and include:
•	national, regional and local supermarket chains;

•	independent and specialty grocers; and

•	“nontraditional” food stores, such as supercenters, club stores, specialty retailers (such as pet centers and toy stores) and large scale drug retailers.
The Company also faces increasing competition from convenience stores, prepared food retailers and Internet and mail-order retailers.
The Company’s principal competitors compete primarily on the basis of price, quality of products, product assortment, service and store location. An overall lack of inflation in food prices and increasingly competitive markets have made it difficult generally for grocery store operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales. Price-based competition has also, from time to time, adversely affected the Company’s operating margins.
The Company faces increased competitive pressure in its markets from existing competitors and from the threatened entry by one or more major new competitors. Some of the Company’s “nontraditional” competitors are not unionized and therefore have lower labor costs, which allows them to take measures that could adversely affect the Company’s competitive position. The Company’s business, financial condition or results of operations could be adversely affected by competitive factors, including product mix and pricing changes that the Company may make in response to competition from existing or new competitors.
     The Company could experience labor disputes that could disrupt its business.
As of February 2, 2006, approximately 52% of the Company’s employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiations. Although the Company believes that it will successfully negotiate new collective bargaining agreements as agreements expire, these negotiations:
•	may not prove successful;

•	may result in a significant increase in the cost of labor; or

•	may break down and result in the disruption of the Company’s operations.
The Company cannot provide assurances that its labor negotiations will conclude successfully or that any work stoppage or labor disturbances will not occur. Any future work stoppages or labor disturbances may have a material adverse effect on the Company’s financial condition and results of operations.
The Company is affected by increasing labor costs, which could adversely affect the Company’s business and results of operations.
The Company’s labor costs have increased in the past, partially due to increases in the contributions Albertsons is required to make under union-sponsored multiemployer pension plans and health and welfare plans. Contribution amounts are established under collective bargaining agreements, which are up for renewal at varying times over the next several years. If the pension plan and health and welfare plan provisions of certain of these collective bargaining agreements cannot be renegotiated in a manner that reduces the Company’s prospective pension and health and welfare costs as the Company intends, selling, general and administrative expenses could increase, possibly significantly, in the future, which could have a material adverse effect on the Company’s business and results of operation.
Additionally, with regard to the multiemployer pension plans under collective bargaining agreements, primarily for defined benefit pension plans, the Internal Revenue Code and related regulations establish minimum funding requirements. If any multiemployer defined benefit pension plan to which the Company makes contributions fails to satisfy these requirements, and the trustees of such plan have not obtained waivers of the minimum funding requirements from the Internal Revenue Service, reduced pension benefits to a level where the requirements are satisfied, or made other adjustments, the Internal Revenue Code imposes an excise tax on all employers participating in the plan to correct the funding deficiency, which would also cause the Company’s selling, general and administrative expenses to increase, and any such increase may be significant. Further, in the event of the Company’s withdrawal from any of the multiemployer defined benefit pension plans, it could incur withdrawal liability under the Employee Retirement Income Security Act of 1974, and any such liability may be significant.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
During the past ten fiscal years, the Company has built or acquired 1,952 stores. Approximately 83% of the Company’s retail square footage has been opened, acquired or remodeled during this period.
The Company currently prefers to finance the construction of most new retail store and distribution facilities internally, thus retaining ownership of its land and buildings. During 2006, the Company’s internal expansion plans are expected to be financed primarily from cash provided by operating activities. The Company has and expects to continue to finance a portion of its new stores through lease transactions when it does not have the opportunity to own the properties.

Retail Stores
As of February 2, 2006, the Company held title to both the land and buildings of approximately 38% of the Company’s stores and held title to the buildings on leased land of an additional 11% of the Company’s stores. The Company also holds title to the land and buildings of most of its administrative offices and distribution facilities.
The Company’s stores are located in 37 states. The table below is a summary of the Company’s stores by state and classification as of February 2, 2006:

	Combination		Conventional
	Food-Drug	Stand-Alone	Food	Other
	Stores	Drugstores	Stores	Stores (a)	Total	Fuel Centers (b)

Arizona	60	76	—	—	136	18
Arkansas	1	—	—	—	1	—
California	321	338	104	12	775	8
Colorado	49	—	9	—	58	12
Connecticut	24	—	1	—	25	—
Delaware	10	—	2	—	12	1
Florida	104	—	—	11	115	16
Idaho	30	—	4	—	34	16
Illinois	166	84	14	—	264	27
Indiana	6	43	—	—	49	1
Iowa	1	11	—	—	12	—
Kansas	—	22	—	—	22	—
Louisiana	20	—	—	3	23	11
Maine	22	—	1	—	23	—
Maryland	3	—	5	—	8	1
Massachusetts	82	—	13	—	95	—
Michigan	—	1	—	—	1	—
Minnesota	—	1	—	—	1	—
Missouri	—	35	—	—	35	—
Montana	18	8	14	—	40	5
Nebraska	1	4	—	—	5	1
Nevada	49	42	2	—	93	11
New Hampshire	30	—	6	—	36	—
New Jersey	39	—	22	—	61	—
New Mexico	21	4	2	—	27	4
North Dakota	2	6	—	—	8	—
Oklahoma	31	—	—	—	31	16
Oregon	46	—	9	—	55	13
Pennsylvania	43	—	10	—	53	1
Rhode Island	16	—	—	—	16	—
South Dakota	1	1	—	—	2	—
Texas	144	—	—	11	155	47
Utah	47	—	1	2	50	9
Vermont	7	—	11	—	18	—
Washington	76	—	7	—	83	16
Wisconsin	15	24	—	—	39	1
Wyoming	10	—	—	—	10	3

Total	1,495	700	237	39	2,471	238

Retail Square Footage by Store Type (000’s)	81,653	12,490	6,684	1,799	102,626	(b	)

(a)	Includes 12 Bristol Farms stores and 27 Extreme Inc. stores.

(b)	All fuel centers are located adjacent to retail stores, therefore the Company does not count fuel centers as separate stores. The square footage of fuel centers is included with the square footage of adjacent stores.

Distribution Facilities
During 2005, approximately 73% of the merchandise purchased for resale in the retail stores operated by the Company’s divisions and subsidiaries was received from Company distribution centers.
The Company’s distribution system consists of 19 major distribution facilities and four smaller distribution facilities located strategically throughout the Company’s operating markets. The table below is a summary of the Company’s distribution facilities and the product categories they support, as of February 2, 2006:

									Square
		Frozen			Meat &	Health &	General		Footage
Major Distribution Facilities	Grocery	Food	Liquor	Produce	Deli	Beauty	Merchandise	Pharmaceuticals	(000’s)

Melrose Park, Illinois	X	X		X	X				1,662
Lancaster, Pennsylvania	X			X	X	X	X		1,413
Brea, California	X	X			X				1,331
La Habra, California	X		X			X	X	X	1,203
Fort Worth, Texas	X	X		X	X				1,131
Plant City, Florida	X	X	X	X	X	X			1,011
Irvine, California	X			X					1,009
Elk Grove, Illinois	X					X	X	X	933
Vacaville, California	X								854
Portland, Oregon	X	X		X	X				834
Phoenix, Arizona	X	X	X	X	X				734
Salt Lake City, Utah	X	X		X	X				660
Wells, Maine	X	X							536
San Leandro, California		X		X					480
Sacramento, California	X	X	X	X	X				442
Ponca City, Oklahoma						X	X	X	420
Denver, Colorado	X	X		X	X				388
Boise, Idaho						X	X		302
Methuen, Massachusetts				X	X				291
Other Distribution Facilities
Northborough, Massachusetts	X					X	X		93
Carson, California	X		X	X	X				40
Las Vegas, Nevada			X						30
Indianapolis, Indiana			X						22

Total Square Footage - All Distribution Facilities (000’s)									15,819

The Company has expanded and improved its distribution facilities when opportunities exist to improve service to the retail stores and generate an adequate return on invested capital. It also examines opportunities to consolidate distribution facilities when appropriate. On November 10, 2005, the Company consummated the sale of its distribution facility in San Leandro, California. The Company recognized a pre-tax gain of approximately $52 on the sale. Under the terms of the agreement, the Company has committed to lease the facility from the buyer through August 2006 and has the right to extend the term for an additional period of two months.
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
In September 2000 an agreement was reached and court approval granted to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the claims administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims in 2005.
The claims administrator has been assigning values to claims as a result of the 2004 claims process. The value of these claims will likewise be subject to challenge by either party. The Company raised certain challenges to the claims process, including the supplemental information submitted by plaintiffs’ counsel in 2005, and valuation protocols; on January 4, 2006, the court granted in part the Company’s motion and directed the claims administrator to value the claims disregarding certain information. Presently pending before the court is a motion filed by the plaintiffs making further challenge to the process. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

In July 2004 a case similar to Dunbar involving salaried drug/merchandise managers was filed in the same court (Victoria A. Moore, et al. v. Albertson’s, Inc.). In March 2005 the parties reached a tentative settlement. On March 10, 2006, the court granted final approval to the settlement. Based on information presently available to the Company, management does not expect that payments under this settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
On January 24, 2006, a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which has been removed to the United States District Court for the District of Idaho, challenges the merger agreement entered into in connection with the pending sale of the Company and related transactions. Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions. Albertsons believes that the claims asserted in this action are without merit and intends to defend this suit vigorously. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Item 3A. Executive Officers of the Registrant.

	Age as of		Date First Appointed
Name	3/31/06	Position	as an Executive Officer

Lawrence R. Johnston	57	Chairman of the Board, Chief Executive Officer and President	04/23/01

Romeo R. Cefalo	56	Executive Vice President, New Store Formats and Development	03/21/00

Robert J. Dunst, Jr.	45	Executive Vice President, Technology and Supply Chain	11/19/01

Paul T. Gannon	53	Executive Vice President, Marketing and Food Operations	09/13/04

Kathy J. Herbert	52	Executive Vice President, Human Resources	09/17/01

Duncan C. Mac Naughton	43	Executive Vice President, Merchandising	02/04/05

John R. Sims	56	Executive Vice President and General Counsel	03/25/02

Felicia D. Thornton	42	Executive Vice President and Chief Financial Officer	08/22/01

Kevin H. Tripp	51	Executive Vice President, Drug Operations and President, Drug Division	12/11/00
Lawrence R. Johnston has served as President since July 24, 2003 and Chairman of the Board and Chief Executive Officer since April 23, 2001. Previously, he served as President and Chief Executive Officer, GE Appliances (maker of major household appliances and a division of General Electric Company, a diversified industrial corporation) from November 1999.
Romeo R. Cefalo became Executive Vice President, Real Estate, Construction, New Store Formats and Development on February 20, 2004. Previously, he served as Executive Vice President, Operations from March 21, 2000.

Robert J. Dunst, Jr. became Executive Vice President, Technology and Supply Chain on May 6, 2005. Previously, he served as Executive Vice President and Chief Technology Officer from November 19, 2001; and Vice President, Applications Development, Safeway, Inc. (food and drug retailing) from 1998.
Paul T. Gannon became Executive Vice President, Marketing and Food Operations on May 6, 2005. Previously, he served as Executive Vice President and Chief Marketing Officer from September 13, 2004; and President and Chief Executive Officer, Shaw’s Division from April 2004. Prior to the Company’s acquisition of Shaw’s Supermarkets, Inc. in April 2004, Mr. Gannon served as President and Chief Executive Officer of Shaw’s Supermarkets, Inc. (food and drug retailing) from November 2002; President and Chief Operating Officer Shaw’s Supermarkets, Inc. from May 2002; Chief Operating Officer of Shaw’s Supermarkets, Inc. from February 2001; and Executive Vice President, Real Estate and Marketing of Shaw’s Supermarkets, Inc. from September 1999.
Kathy J. Herbert became Executive Vice President, Human Resources on September 17, 2001. Previously, she served as Vice President, Human Resources, Jewel-Osco Division, American Stores Company (food and drug retailing) and subsequently Albertsons from April 1998.
Duncan C. Mac Naughton became Executive Vice President, Merchandising on April 18, 2005, and has served as an Executive Officer since February 4, 2005. Previously he served as Senior Vice President, Merchandising from June 18, 2004; Group Vice President, Grocery Merchandising from November 2003; and Group Vice President, Grocery Merchandising and Own Brand, HEB Grocery Company (food retailing) from 1998.
John R. Sims became Executive Vice President and General Counsel on March 25, 2002. Previously, he was Vice President and Deputy General Counsel with Federated Department Stores, Inc. (department store retailing) from 1990.
Felicia D. Thornton became Executive Vice President and Chief Financial Officer on August 22, 2001. Previously, she was a business consultant for HASC (private real estate holdings) from January 2001 and Group Vice President, Retail Operations, The Kroger Co. (food and drug retailing) from March 2000.
Kevin H. Tripp became Executive Vice President, Drugstore Operations and President, Drug Division on February 13, 2005. Previously, he served as Executive Vice President, Company Drugstore Operations and President, Drug Division from February 20, 2004; Executive Vice President, Operations and Pharmacy from May 19, 2002; and Executive Vice President, Drug and General Merchandise from December 11, 2000.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on both the New York Stock Exchange and the Pacific Stock Exchange under the symbol ABS. As of March 24, 2006, there were 23,900 holders of record. The following table sets forth the reported high and low stock prices by quarter as reported by the New York Stock Exchange consolidated tape and dividends declared:

	Common Stock Market Price
			Dividends
	High	Low	Declared

2005
Fourth Quarter	$25.48	$19.88	$0.19
Third Quarter	26.51	19.75	0.19
Second Quarter	22.39	19.85	0.19
First Quarter	23.53	19.26	0.19

2004
Fourth Quarter	$25.93	$22.35	$0.19
Third Quarter	25.80	22.30	0.19
Second Quarter	27.75	22.43	0.19
First Quarter	25.33	21.57	0.19
The Company has paid cash dividends on its common stock since 1959. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends and the form in which the dividends are paid (cash or stock) depend upon many factors, including the results of operations and the financial condition of the Company.
Issuer Purchases of Equity Securities

					Maximum Number (Or
				Total Number Of	Approximate Dollar
				Shares (Or Units)	Value) Of Shares
				Purchased As Part	(Or Units) That May
	Total Number Of			Of Publicly	Yet Be Purchased
	Shares (Or Units)		Average Price Paid	Announced Plans Or	Under The Plans Or
Period	Purchased		Per Share (Or Unit)	Programs (1)	Programs

November 4 — November 30, 2005	2,740	(2)	$24.66	—	$500
December 1 — December 31, 2005	104,211	(2)	22.25	—	500
January 1 — February 2, 2006	7,994	(2)	22.89	—	—

(1)	During 2005, the Company did not repurchase any shares of common stock under its Board authorized repurchase program, which permitted management to purchase and retire up to $500 of the Company’s common stock. The $500 repurchase program expired on December 31, 2005.

(2)	Represents shares surrendered or deemed surrendered to the Company to satisfy tax withholding obligations in connection with the distribution of shares of stock as a result of the exercise or other settlement of Company equity awards.

Item 6. Selected Financial Data.
The following data have been derived from the consolidated financial statements of the Company and should be read in conjunction with those statements.

	52 Weeks	53 Weeks	52 Weeks	52 Weeks	52 Weeks
(Dollars in millions,	February 2,	February 3,	January 29,	January 30,	January 31,
except per share data)	2006	2005	2004	2003	2002

Operating Results:
Sales	$40,358	$39,810	$35,019	$35,316	$36,294
Earnings from continuing operations	462	474	556	866	487
Net earnings	446	444	556	485	501
Net earnings as a percent to sales	1.11%	1.11%	1.59%	1.38%	1.38%

Common Stock Data:
Earnings per share from continuing operations:
Basic	$1.25	$1.28	$1.51	$2.18	$1.20
Diluted	1.24	1.27	1.51	2.17	1.19

Net earnings per share:
Basic	$1.21	$1.20	$1.51	$1.22	$1.23
Diluted	1.20	1.19	1.51	1.22	1.23

Cash dividends per share	0.76	0.76	0.76	0.76	0.76

Financial Position:
Total assets	$17,871	$18,311	$15,666	$15,477	$16,323
Long-term debt and capitalized lease obligations	6,278	6,649	4,804	5,257	5,336

Other Year End Statistic:
Number of stores	2,471	2,503	2,305	2,287	2,421
The operating results include restructuring initiatives that were implemented in 2001, 2002, 2004 and 2005 (refer to Note 5 “Discontinued Operations, Restructuring Activities and Closed Stores” in the notes to the accompanying consolidated financial statements). Although these initiatives were similar, the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on February 1, 2002 required the financial statement presentation of these actions to be dissimilar beginning with the 2002 initiative. The Company’s financial statements were restated to classify the results of operations for the 2005 restructuring that resulted in divestiture of seven stores, the 2004 restructuring that resulted in the divestiture of 28 stores and three non-operating properties and the 2002 restructuring that resulted in the divestiture of 95 stores and two distribution centers and the elimination of four division offices, as discontinued operations for all periods. The operating results of the 165 stores divested under the 2001 restructuring are included in continuing operations of the Company’s financial statements for the periods prior to their sale or closure.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Overview
All dollar amounts in this Annual Report on Form 10-K are in millions, except per share data and the compensation information included in Item 11 of Part III.
Albertsons is one of the largest retail food and drug chains in the world, based on sales. As of February 2, 2006, Albertsons, through its subsidiaries and divisions, operated retail stores in 37 states. These stores operate under banners including Albertsons, Acme, Bristol Farms, Grocery Warehouse, Jewel, Jewel-Osco, Max Foods, Osco Drug, Sav-on Drug, Shaw’s, Star Market, Super Saver and Lazy Acres. As of February 2, 2006, the Company employed a diverse workforce of approximately 234,000 associates. The Company’s operations are within a single operating segment, the retail sale of food and drug merchandise.
The Company’s results of operations, financial position and sources and uses of cash in the current and future periods reflect management’s focus on five strategic imperatives:

Aggressive Cost and Process Control. Each main category of expense, including labor, is monitored by a member of executive management. The Company committed to achieve annual cost reductions and cost avoidance of $1,250 by the end of 2006. Through February 2, 2006, one year ahead of schedule, the Company successfully met this goal by eliminating $1,259 of cost. The Company believes that continued focus on marketing, merchandising and the supply chain, coupled with savings generated through its Six Sigma program will play a key role in achieving additional savings.
Maximize Return on Invested Capital. The Company has a formal process to review and measure all significant investments in Company assets. The Company’s goal is to hold a number one or two market share position in each market in which it operates, or to have a plan of action which provides a reasonable expectation of achieving this goal in order to continue to maintain an investment in that market. This process involves a thorough review at the individual asset or store level and at the market level. As a result of this process, the Company has taken the following actions:
•	In 2003, the Company closed 61 underperforming stores.

•	In 2004, the Company exited two underperforming markets resulting in the sale or closure of 28 stores and three non-operating properties, and implemented a new organizational structure in its Intermountain West and Dallas/Ft. Worth Divisions intended to eliminate layers of management and streamline operations. More importantly, however, the Company began an intense focus on format differentiation in 2004 and made investments in Bristol Farms, a premier fresh and specialty retailer in Southern California, and Extreme Inc., an operator of price impact stores in and around Dallas, Texas; Baton Rouge, Louisiana; Salt Lake City, Utah and various cities in Florida.

•	In 2005, the Company exited one underperforming market resulting in the sale of seven stores and sold a distribution facility in San Leandro, California.
Customer-focused Approach to Growth. The Company intends to invest much of the savings from its expense and process control programs back into the marketplace in order to drive sales and earnings growth over time, although potentially at the expense of gross margin in the near term. The Company’s focus is on the following programs:
•	Targeted investments in Southern California to enhance customer loyalty and increase profitability.

•	Continuation of the “Check the Price” program launched in September 2004, under which the Company has lowered everyday prices on selected products.

•	Increasing Our Own Brands product penetration through continued introductions in essensia™, the Company’s premium line, equaline™, the Company’s new brand for health and beauty products, HomeLife™, the Company’s new line of general merchandise products and the Company’s other banner product lines.

•	Continued rollout of the new “Renaissance” drug store format, which provides an expanded product selection in several key categories and an enhanced shopping experience with the revitalized look and feel of the store compared to a traditional drugstore.
Company-wide Focus on Technology. Albertsons utilizes technology to better serve customers, connect with consumers and to improve operating efficiencies. In 2002, Albertsons established an information technology plan, which called for the replacement or upgrade of over three-quarters of the Company’s systems by 2007. As the five-year strategy continues to be executed, the Company is leveraging technology as a strategic asset throughout the Company, from supply chain, merchandising and customer service to human resources. The Company believes that its investment in technology systems and processes will help to create an industry leadership position and a competitive advantage. A robust governance council manages the strategic roadmap, ensuring that projects are on track and on time.
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

The Company’s focus on these five strategic imperatives is designed to address the intense competitive landscape of the retail food and drug industry. Today, direct competition comes from a variety of sources, including supermarket chains, independent and specialty grocers, specialty retailers and large-scale drug retailers. Increasing competition also exists from convenience stores, prepared food retailers, Internet and mail-order retailers. The biggest competitive impact on the food retailing industry, however, has been the growth of low price retailers, primarily supercenters and discount stores. The rapid growth of this format has demonstrated that while convenience, quality, product assortment and customer service remain important factors in creating a competitive advantage, price is increasingly a significant driver of consumer choice in the food retailing industry.
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
Significant Events
Definitive Agreement to Sell Company
On January 22, 2006, Albertsons entered into a series of agreements (the “Agreements”) providing for the sale of Albertsons to SUPERVALU INC. (“Supervalu”), CVS Corporation (“CVS”) and a consortium of investors including Cerberus Capital Management, L.P., Kimco Realty Corporation, Lubert-Adler Management, Inc., Klaff Realty, L.P. and Schottenstein Stores Corporation (the “Cerberus Group”). As a result of a series of transactions provided for under the Agreements (the “Transactions”), Albertsons’ shareholders will ultimately be entitled to receive $20.35 in cash and 0.182 shares of Supervalu common stock for each share of Albertsons’ common stock that they held before the Transactions. The Transactions are subject to approval by Albertsons’ shareholders and Supervalu’s shareholders as well as antitrust clearance and the satisfaction or waiver of other customary closing conditions (see “Subsequent Event” below). The Transactions are currently anticipated to be completed in the second quarter of calendar year 2006, but the completion of the Transactions could be delayed if, among other things, all necessary approvals are not obtained by that time. The Company may be required to pay to Supervalu a termination fee of $276 if the merger agreement is terminated under certain specified circumstances.
Early Payment Discounts
During the fourth quarter of 2005, the Company reviewed its method of accounting for cash discounts for the early payment of merchandise purchases (“early payment discounts”) and determined that effective for 2005 it would recognize such discounts as a reduction of inventory and then as a reduction to cost of sales when the related products are sold. The Company previously recognized early payment discounts as a financing component of merchandise purchases by reducing cost of sales when the related product was purchased. If the Company had applied this method when Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), was adopted in 2002, net earnings would have increased by approximately $0.3, $0.9, and $0.3 for 2005, 2004 and 2003, respectively. Management concluded that the impact on the Company’s prior years’ interim and annual consolidated financial statements was not material and, therefore, recorded a noncash adjustment of $38 or $23 after-tax ($0.06 per diluted share) in the fourth quarter of 2005 for the total cumulative effect. This change will have no impact on historical or future cash flows or the amount the Company has paid or will pay for merchandise.
Sale of San Leandro, California Distribution Facility
On November 10, 2005, the Company consummated the sale of its distribution facility in San Leandro, California. The Company recognized a pre-tax gain of approximately $52 on the sale. Under the terms of the agreement, the Company has committed to lease the facility from the buyer through August 2006 and has the right to extend the term for an additional period of two months.
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

The aggregate purchase price was $2,578, which included $2,134 of cash, $441 of assumed capital lease obligations and debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the net proceeds from a subsequent mandatory convertible security offering (refer to Note 8 “Indebtedness” in the notes to the accompanying consolidated financial statements) to repay $1,117 of such commercial paper.
Bristol Farms Acquisition
On September 21, 2004, the Company acquired New Bristol Farms, Inc. (“Bristol Farms”) for $137 in cash. The operations acquired consisted of 11 gourmet retail stores in Southern California.
Impact of Hurricanes on Operations
The 2005 and 2004 results of operations were impacted by the hurricanes that struck Florida, Texas and Louisiana during the Company’s third quarter of 2005 and the hurricanes that struck Florida during the third quarter of 2004. The Company has a combination of self-insurance and purchased insurance coverage for natural disasters and incurred approximately $20 and $28 in 2005 and 2004, respectively, in hurricane-related costs on a pre-tax basis, net of anticipated insurance reimbursements. Costs incurred primarily relate to inventory spoilage, building and equipment repair and replacement costs, employee and community relief efforts and increased payroll.
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
Subsequent Event
On March 13, 2006, the pre-merger waiting period for the proposed Transactions with Supervalu, CVS and the Cerberus Group expired, indicating that the Federal Trade Commission (“FTC”) has completed the pre-merger review as required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. No divestiture of retail stores or other assets was required and the FTC imposed no conditions or restrictions on the proposed Transactions.
The proposed Transactions remain subject to the satisfaction of customary closing conditions, including approval of the Transactions by both Albertsons and Supervalu shareholders.

Results of Operations
Sales for 2005 (52-week year) were $40,358 compared to $39,810 in 2004 (53-week year) and $35,019 in 2003 (52-week year). The following table sets forth certain components of the Company’s Consolidated Earnings Statements expressed as a percent to sales and the year-to-year percentage changes in the amounts of such components:

				Percentage Change
	Percent To Sales			Of Dollar Amounts
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Sales	100.00%	100.00%	100.00%	1.38%	13.68%
Gross profit	28.05	28.04	28.62	1.42	11.37
Selling, general and administrative expenses	24.98	24.98	24.88	1.38	14.13
Restructuring credits	—	0.02	0.03	n.m.	(5.29)
Interest, net	1.31	1.25	1.17	5.96	22.01
Earnings from continuing operations before income taxes	1.77	1.83	2.59	(1.89)	(19.69)
Earnings from continuing operations	1.14	1.19	1.59	(2.46)	(14.83)
Loss from discontinued operations	(0.04)	(0.07)	—	46.43	n.m.
Net earnings	1.11	1.11	1.59	—	(20.18)

n.m. - not meaningful
Fiscal Year 2005 Compared to Fiscal Year 2004
Sales for the 52 weeks ended February 2, 2006 increased $548 or 1.38% as compared to the 53 weeks ended February 3, 2005. This increase was primarily due to the addition of 206 stores as a result of the Shaw’s transaction on April 30, 2004 and 11 stores acquired in the Bristol Farms transaction on September 21, 2004 and continued recovery from the Labor Dispute. The increase resulting from these factors was partially offset by 2005 being a 52-week year compared to 2004 which was a 53-week year. Sales in 2005 were also unfavorably impacted by competitive pressures.
Identical store sales and comparable store sales, calculated on a 52-week basis for both 2005 and 2004 by excluding the first week of 2004 results, increased 0.3% and 0.4%, respectively, as compared to 2004. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales use the same store base as the identical stores except it includes replacement stores. The 206 acquired Shaw’s stores and the 11 acquired Bristol Farms stores are not included in the identical or comparable store sales annual computations and will not be included in the annual computation until 2006. Increases in identical and comparable store sales during 2005 were primarily a result of the continued recovery from the Labor Dispute, partially offset by competitive pressure. During 2006, the Company expects to continue to invest in pricing, promotion and advertising to capture market share and increase sales in key geographic markets.
Management estimates that overall inflation in products the Company sells was 1.1% in the 12 months ended February 2, 2006 as compared to 0.8% in the 12 months ended February 3, 2005.
During 2005 the Company opened 22 combination food-drug stores, three conventional food stores, 15 stand-alone drugstores, 16 Extreme Inc. price impact stores and four fuel centers. The Company closed or sold 49 combination food-drug stores, 24 conventional food stores, five warehouse stores and 10 stand-alone drugstores. The Company also remodeled 138 stores. Net retail square footage of continuing operations was 102.6 million square feet at the end of 2005 as compared to 104.2 million square feet at the end of 2004.
Gross profit, as a percent to sales, increased one basis point in 2005 as compared to 2004. Gross profit increased due to enhancements to the Company’s “Check the Price” marketing initiative, improvements in savings generated from strategic sourcing and consumer demand chain initiatives including shrink initiatives and increased generic drug utilization. The majority of these improvements were offset by the effect of the $38 noncash adjustment for early payment discounts and reduced sales of Our Own Brands products.
Selling, general and administrative (“SG&A”) expenses as a percent to sales were 24.98% for both 2005 and 2004. SG&A expenses were favorably impacted in 2005 by gains of approximately $133 recognized from the disposal of property as well as reduced employee benefit costs and initiatives that reduced workers’ compensation costs. Declines in employee benefit costs were the result of a one-time contribution to the union health and welfare fund of $36 and strike ratification bonus payments of $10 in the first quarter of 2004 under the terms of the collective bargaining agreements in Southern California. Workers’ compensation costs were lower when compared with 2004 as a result of Company initiatives to lower accident frequencies and the continuing positive impact of the California workers’ compensation legislation. SG&A expenses were unfavorably impacted in 2005 by long-lived asset impairment charges, costs related to the Company’s exploration of strategic alternatives and increases in salaries and wages, utilities costs, rent and depreciation.
Net interest expense totaled $529 for the 52-week period ended February 2, 2006 as compared with $499 for the 53-week period ended February 3, 2005. This increase was primarily due to an increase in interest on capital lease obligations from the acquisition of Shaw’s, interest costs on the issuance of the $1,150 mandatory convertible securities in May 2004 used to repay commercial paper that was used to finance the acquisition of Shaw’s and interest related to previously recorded tax reserves. The interest associated with tax reserves is related primarily to disputes on items with the Internal Revenue Service. Interest would then be due for the time period in dispute. The increase caused by these factors was partially offset by a decrease in interest expense in 2005 due to a lower amount of outstanding notes payable and the effect of the 52 weeks in 2005 versus 53 weeks in the previous year.
The Company’s effective income tax rate from continuing operations for 2005 was 35.3%, as compared to 34.9% for 2004. This increase was due primarily to a tax benefit recognized in 2004 which arose from the resolution of 2003 tax issues with the Internal Revenue Service.
Earnings from continuing operations were $462, or $1.24 per diluted share, in 2005 compared to $474, or $1.27 per diluted share, in 2004. This decrease was primarily due to the $38 noncash adjustment for early payment discounts (described above), $22 in costs related to the Company’s exploration of strategic alternatives, increases in payroll and occupancy related costs and one less week in 2005 as compared to 2004. The decrease resulting from these factors was partially offset by pre-tax gains of approximately $133 realized from the disposal of property in addition to reductions in workers’ compensation costs and improvements in employee benefit costs.
Net loss from discontinued operations was $16 in 2005, which resulted primarily from the Company’s decision in April 2005 to exit the Jacksonville, Florida market. Net loss from discontinued operations was $30 in 2004, which resulted primarily from the Company’s decision, announced in June 2004, to sell, close or otherwise dispose of 21 operating stores in Omaha, Nebraska and the Company’s decision, announced in April 2004, to sell, close or otherwise dispose of seven operating stores and three non-operating properties in New Orleans, Louisiana.
Fiscal Year 2004 Compared to Fiscal Year 2003
Sales for the 53 weeks ended February 3, 2005 increased $4,791 or 13.7% as compared to the 52 weeks ended January 29, 2004. This increase was primarily due to the addition of 206 stores as a result of the Shaw’s transaction on April 30, 2004 and 11 stores acquired in the Bristol Farms transaction on September 21, 2004, lower than normal sales in 2003 as a result of the Labor Dispute and an extra week in 2004 as compared to 2003. By the fourth quarter of 2004, the Company had recaptured its 2002 pre-Labor Dispute market share and sales in its Southern California area. However, sales were unfavorably impacted by competitive pressures in other markets such as Dallas/Ft. Worth and in certain markets where the Company did not have a number one or number two market share position.
Identical store sales, calculated on a 53-week basis for both 2004 and 2003, decreased 0.3% and comparable store sales, also calculated on a 53-week basis for both 2004 and 2003, increased 0.2% as compared to 2003. The first week of 2004 has been used as the 53rd week of 2003. Identical stores are defined as stores that have been in operation for both full fiscal periods. Comparable store sales use the same store base as the identical stores except it includes replacement stores. The 206 acquired Shaw’s stores and the 11 acquired Bristol Farms stores are not included in the identical or comparable store sales annual computations. Declines in identical store sales and the slight increase in comparable store sales during 2004 were a result of the soft economy, increased competition from low-priced retailers such as supercenters, club stores and large-scale drugstore retailers and heavy promotional activity by traditional competitors.
Management estimates that overall inflation in products the Company sells was 0.8% in the 12 months ended February 3, 2005 as compared to 0.5% in the 12 months ended January 29, 2004.
During 2004 the Company acquired 172 combination food-drug stores, 34 conventional food stores and 11 specialty retail stores as part of the Shaw’s and Bristol Farms acquisitions. The Company also opened 43 combination food-drug stores, 15 stand-alone drugstores, one conventional food store, 11 Extreme Inc. price impact stores and 13 fuel centers. The Company closed or sold 47 combination food-drug stores, 15 conventional food stores and 27 stand-alone drugstores. The Company also remodeled 186 stores. Net retail square footage of continuing operations was 104.2 million square feet at the end of 2004 as compared to 94.0 million square feet at the end of 2003.
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
SG&A expenses as a percent to sales increased slightly in 2004 as compared to 2003. This increase was primarily due to higher employee benefit costs, additional legal expense associated with pending and settled litigation, and higher professional expenses related to information technology infrastructure improvements and the Company’s consumer demand chain initiatives. The increase was also attributable to the unplanned and self-insured costs associated with the Southeastern United States hurricanes, ratification bonuses of $16 associated with the terms of the new collective bargaining labor agreements in California and Nevada, increased credit and debit card transaction fees and increased rent expense. In addition, SG&A expenses as a percent to sales in 2003 were favorably impacted by $46 earned under the Labor Dispute Agreements. Partially offsetting these factors, SG&A expenses as a percent to sales benefited in 2004 from lower wages and benefits related to a decrease in bonus expense, increased sales leverage from the acquisition of Shaw’s, gains recognized on the disposal of property, a reduction in business taxes as a result of favorable state audit settlements and a reduction in incremental Labor Dispute costs from those recognized in the prior year.
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
Net interest expense during 2004 totaled $499 as compared with $409 in 2003. This increase was due to interest costs on the issuance of the $1,150 mandatory convertible security in May 2004 used to repay commercial paper that was used to finance the acquisition of Shaw’s (refer to Note 8 “Indebtedness” in the notes to the accompanying consolidated financial statements) and an increase in interest on capital lease obligations resulting from the acquisition of Shaw’s.
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
Earnings from continuing operations were $474 in 2004 compared to $556 for 2003. This decrease was due to lower gross margins as a result of increased investments in pricing and promotion, higher employee benefit expenses in 2004 as a result of a one-time contribution to the union health and welfare fund of $36 made under new collective bargaining labor agreements, and $46 earned in 2003 under the Labor Dispute Agreements compared to $17 earned in 2004. The 2004 decrease was also attributable to increased legal expense associated with pending and settled litigation, higher professional expenses for technology services, increased interest expense, unplanned and self-insured hurricane costs, increased credit and debit card transaction fees and increased rent expense. Although sales and market share in Southern California had returned to 2002 pre-Labor Dispute levels by the fourth quarter of 2004, earnings had not recovered to pre-Labor Dispute levels as a result of increased investment in pricing and promotion to grow sales and capture market share. The Company experienced earnings pressure in Northern California and Dallas/Ft. Worth due to intense competition, which also resulted in higher than anticipated pricing and promotional investment during 2004, and in certain other markets where the Company did not have a number one or number two market share position. The decline in earnings was partially offset by earnings from Shaw’s operations that were acquired in 2004, a reduction in wages and benefits, gains on the disposal of property and a reduction in the effective tax rate.
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

Discontinued Operations
In April 2005 the Company entered into a definitive agreement to sell its operations in the Jacksonville, Florida market to a single buyer. The sale was completed on August 24, 2005. The operations consisted of seven operating stores, of which four were owned and three leased. The three lease agreements were assumed by the buyer. Results of operations for the seven stores have been reclassified and presented as discontinued operations for 2005, 2004 and 2003.
In June 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the Omaha, Nebraska market, which consisted of 21 operating stores. Results of operations for those stores have been reclassified and presented as discontinued operations for 2005, 2004 and 2003. As of February 2, 2006 the Company had disposed of 19 properties. The two remaining properties are subject to operating leases and have no remaining book value.
In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans, Louisiana market, which consisted of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for 2005, 2004 and 2003. As of February 2, 2006, the Company had disposed of six properties. The four remaining properties have a book value of $14 and are classified as Assets held for sale in the 2005 Consolidated Balance Sheet.
In 2002 the Company announced its plan to sell, close or otherwise dispose of its operations in four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 operating stores and two distribution centers. As of February 2, 2006 the Company had disposed of 89 properties. The eight remaining properties have a book value of $2 and are classified as Assets held for sale in the 2005 Consolidated Balance Sheet.
The results of discontinued operations were as follows:

	2005	2004	2003

Sales	$39	$242	$417

Loss from operations	$(5)	$(3)	$—
Net impairment charges and lease accruals	(6)	(63)	—
(Loss) gain on disposal	(15)	18	—
Income tax benefit	10	18	—

Loss from discontinued operations	$(16)	$(30)	$—

Restructuring Activities
In 2001 the Company committed to a plan to restructure its operations by 1) closing 165 underperforming stores, 2) closing four division offices, 3) centralizing processing functions to its store support centers, and 4) reducing overall store support center headcount. As of February 2, 2006, the Company had disposed of or subleased 158 properties. The 11 remaining properties have no remaining book value.

The following table summarizes the accrual activity for future lease obligations related to discontinued operations, restructuring activities and closed stores:

	Balance				Balance
	February 3,				February 2,
	2005	Additions	Payments	Adjustments	2006

2004 Discontinued Operations	$2	$—	$(1)	$1	$2
2002 Discontinued Operations	6	—	(3)	7	10
2001 Restructuring Activities	12	—	(6)	2	8
Closed Stores	22	4	(13)	2	15

	$42	$4	$(23)	$12	$35

	Balance				Balance
	January 29,				February 3,
	2004	Additions	Payments	Adjustments	2005

2004 Discontinued Operations	$—	$8	$(7)	$1	$2
2002 Discontinued Operations	8	—	(3)	1	6
2001 Restructuring Activities	19	—	(5)	(2)	12
Closed Stores	20	7	(7)	2	22

	$47	$15	$(22)	$2	$42

	Balance				Balance
	January 30,				January 29,
	2003	Additions	Payments	Adjustments	2004

2002 Discontinued Operations	$11	$—	$(4)	$1	$8
2001 Restructuring Activities	28	—	(9)	—	19
Closed Stores	30	5	(9)	(6)	20

	$69	$5	$(22)	$(5)	$47

Liquidity and Capital Resources
Net cash provided by operating activities during 2005 was $1,545, compared to $2,114 in 2004 and $1,526 in 2003. The decrease in cash provided by operating activities in 2005 as compared to 2004 was primarily due to lower cash receipts from receivables as a result of prior year collections of amounts earned under the Labor Dispute Agreements and a prior year return of a deposit from a third-party service provider, changes in deferred tax balances arising from tax timing differences, a large decrease in inventory levels in the prior year, lower unearned income balances and greater gains on disposal of assets this year. These uses of operating cash were partially offset by an increase in other long-term liabilities resulting from prior year funding of the Company’s pension plans and an increase in depreciation and amortization.
The increase in net cash provided by operating activities in 2004 as compared to 2003 was primarily due to the implementation of initiatives to lower inventories, increases in accounts payable as a result of lower payable balances in the prior year due to the Labor Dispute, collections of amounts earned under the Labor Dispute Agreements and return of a deposit from a third-party service provider. The increase in cash provided by operating activities in 2004 as compared to 2003 was also attributable to increased noncash charges including depreciation and amortization and charges related to discontinued operations. The increase in depreciation and amortization was due to the Shaw’s acquisition and a higher mix of information technology expenditures which have a shorter useful life compared to store investments. These sources of operating cash were partially offset by lower earnings from continuing operations, gains on disposal of assets and the cost of funding the Company’s pension plans.
Net cash used in investing activities for 2005 decreased to $604 compared to $3,068 and $901 in 2004 and 2003, respectively. The decrease in cash used in investing activities in 2005 as compared to 2004 was primarily the result of prior year payments of $2,214, net of cash acquired, to purchase Shaw’s and Bristol Farms. Also contributing to the decrease were lower capital expenditures and higher proceeds from the sale of assets in 2005. The decrease in cash used in investing activities was partially offset by a refundable deposit of $81 paid to the Internal Revenue Service in the second quarter of 2005 related to a proposed Internal Revenue Service tax assessment. The deposit was made to suspend the accrual of interest during the appeals process.
Cash used in financing activities in 2005 was $808 as compared to cash provided by financing activities of $666 in 2004 and cash used in financing activities of $492 in 2003. The primary difference in financing cash flows for the last three years was proceeds received in May 2004 from the issuance of the mandatory convertible security offering and commercial paper borrowings used to acquire Shaw’s and Bristol Farms. Other causes of these fluctuations include the paydown of commercial paper in 2005, higher payments on long-term borrowings in 2004 and purchases of the Company’s common stock in 2003.
The Board of Directors, at its March 2006 meeting, declared a quarterly cash dividend of $0.19 per share.
The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditures and, to a lesser extent, acquisitions. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods.
The Company had three revolving credit facilities totaling $1,400 during 2005. The first agreement, a five-year facility with total availability of $900, will expire in June 2009. The second agreement, a five-year facility with total availability of $100, will expire in July 2009. The third agreement, a revolving credit facility with total availability of $400, will expire in June 2010. The Company’s commercial paper program is backed by all three of these credit facilities. All of the agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter. The consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007, and 4.0 to 1 thereafter. As of February 2, 2006, the Company was in compliance with these requirements. No borrowings were outstanding under the credit facilities as of February 2, 2006 or February 3, 2005. The Company had $0 and $349 in commercial paper borrowings outstanding at February 2, 2006 and February 3, 2005, respectively.
In May 2004 the Company completed a public offering registered with the SEC of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an overallotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The holders of the Corporate Units may elect to substitute the senior notes with zero-coupon U.S. treasury securities that mature on May 15, 2007 having a principal amount at maturity equal to the aggregate principal amount of the senior notes to secure the purchase contracts. The senior notes bear an annual interest rate of 3.75%. In the first half of 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase common stock under the related purchase contract. If the senior notes are not successfully remarketed, the holders will have the right to put the senior notes to the Company to satisfy their obligations under the purchase contract in a noncash transaction. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars. Subsequent to a successful remarketing, the senior notes will remain outstanding and the Company will settle its obligations on the maturity date of the senior notes in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units.
The Company filed a shelf registration statement with the SEC, which became effective on February 13, 2001 (“2001 Shelf Registration”) to authorize the issuance of up to $3,000 in debt securities. In May 2001 the Company issued $600 of term notes under the 2001 Shelf Registration. The term notes are composed of $200 of principal bearing interest at 7.25% due May 1, 2013 and $400 of principal bearing interest at 8.0% due May 1, 2031. Proceeds were used primarily to repay borrowings under the Company’s commercial paper program. During 2003, 2004 and 2005, no securities were issued under the 2001 Registration Statement. As of February 2, 2006, $2,400 of debt securities remain available for issuance under the 2001 Registration Statement; however, there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.
The Company did not purchase any shares of its common stock during 2005 or 2004 other than shares surrendered or deemed surrendered to the Company to satisfy tax withholding obligations in connection with the distribution of shares of stock as a result of the exercise or other settlement of Company equity awards. During 2003, the Company purchased and retired 5.3 million shares of its common stock for a total expenditure of $108 at an average price of $20.26 per share. On December 31, 2005, the program authorizing management, at their discretion, to purchase and retire up to $500 of the Company’s common stock expired and was not renewed.
At February 2, 2006, cash flows from operations and available borrowings were adequate to support planned business operations and capital expenditures. The Company has short-term financing capacity in the form of commercial paper or bank line borrowings up to $1,400 and long-term capacity under the 2001 Registration Statement of $2,400.

As of February 2, 2006, the Company’s credit ratings were as follows:

	S & P	Moody’s	Fitch

Long-term debt	BBB-	Baa3	BBB
Short-term debt	A3	P3	F2
As a result of the announcement in September 2005 that the Company would explore strategic alternatives, all of the rating agencies put the Company’s debt ratings on creditwatch with negative implications. The Company is not subject to any credit rating downgrade triggers that would accelerate repayment in the Company’s fixed-term debt portfolio. A downgrade in the Company’s credit ratings should not affect the Company’s ability to borrow amounts under the revolving credit facilities, however, borrowing costs would increase. A ratings downgrade would also impact the Company’s ability to borrow under its commercial paper program by causing increased borrowing costs and shorter durations and could result in possible access limitations. If needed, the Company could seek alternative sources of funding, including the issuance of notes up to $2,400 under the 2001 Registration Statement. In addition, at February 2, 2006, up to $1,400 could be drawn upon from the Company’s senior unsecured credit facilities.
Contractual Obligations, Commercial Commitments and Guarantees
Contractual Obligations
The Company enters into a variety of legally binding obligations and commitments in the normal course of its business. The table below presents, as of February 2, 2006, the Company’s long-term contractual obligations and commitments which are considered to represent known future cash payments that the Company will be required to make under existing contractual arrangements. Some amounts are based on management’s estimates and assumptions and amounts actually paid may vary from those reflected in the table.

Contractual Obligation		Payments Due By Period
					2011 and
	Total	2006	2007 - 2008	2009 - 2010	Thereafter

Long-term debt, including current portion (1)	$5,450	$28	$95	$1,860	$3,467
Interest on long-term debt (2)	4,501	365	689	633	2,814
Capital lease obligations	2,037	116	232	232	1,457
Operating leases (3)	4,856	385	731	647	3,093
Purchase obligations (4)
Utilities (5)	137	136	1	—	—
Contracts for purchase of property and construction of buildings	258	258	—	—	—
Supply and transportation contracts	2,701	783	1,344	574	—
Other
Self-insurance liability	967	274	367	155	171
Compensation and benefits	569	58	74	56	381
Other long-term liabilities	28	2	3	3	20

Total contractual cash obligations	$21,504	$2,405	$3,536	$4,160	$11,403

(1)	The Company has medium-term notes and debentures that contain put options that would require the Company to repay borrowed amounts prior to maturity. Medium-term notes of $30 and $50 mature in July 2027 and April 2028, respectively, and have put options exercisable in July 2007 and April 2008, respectively. Debentures in the amount of $200 mature in May 2037 and have put options exercisable in May 2009. For the purpose of the table above, payments of these obligations are assumed to occur at maturity.

(2)	Amounts include contractual interest payments applicable to the Company’s debt instruments at February 2, 2006.

(3)	Represents the minimum rents payable under operating leases, including those associated with closed stores accrued for under the Company’s restructuring and closed store reserves. Amounts are offset by expected sublease income.

(4)	In addition to the contracts noted in this table, the Company enters into additional supply contracts to purchase products for resale in the ordinary course of business. These contracts cover a broad spectrum of products and sometimes include volume commitments and specific merchandising obligations in exchange for vendor allowances. Although there are a significant number of these contracts, they are generally cancelable upon return of any unearned allowances and therefore no amounts have been included in the table above.

(5)	The Company has entered into supply contracts to purchase specified quantities of electricity and natural gas that have terms through 2007. The amounts included in the table reflect projected purchases based on historical usage and contracted rates.

Commercial Commitments
The Company had outstanding letters of credit of $124 as of February 2, 2006, which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company’s credit facilities. Of the $124 outstanding at year end, $108 were standby letters of credit covering workers’ compensation and performance obligations. The remaining $16 were commercial letters of credit supporting the Company’s merchandise import program. The Company paid issuance fees in 2005 averaging 0.45% of the outstanding balance of the letters of credit.
Guarantees
The Company provides guarantees, indemnifications and assurances to others in the ordinary course of its business. The Company has evaluated its agreements that contain guarantees and indemnification clauses in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
The Company is contingently liable for certain operating leases that were assigned to third parties in connection with various store closures and dispositions. If any of these third parties fail to perform its obligations under one of these leases, the Company could be responsible for the lease obligations. In 2003 the Company was notified that certain of these third parties had become insolvent and were seeking bankruptcy protection. At January 29, 2004, approximately 26 store leases for which the Company was contingently liable were subject to the bankruptcy proceedings of these third parties and 22 of those had been rejected by the applicable third parties. The Company recorded pre-tax charges of $20 in 2003, which represented the remaining minimum lease payments and other payment obligations under the 22 rejected leases, less estimated sublease income and discounted at the Company’s credit-adjusted risk-free interest rate. As of February 2, 2006, approximately 16 store leases remained for which the Company is liable. Terminations and payments of $4 made on these leases in 2005 resulted in a reduction of the Company’s liability to $8. As of February 2, 2006, the Company had remaining guarantees on approximately 251 stores with leases extending through 2035. Assuming that each respective purchaser became insolvent, an event the Company believes to be remote because of the wide dispersion among third parties and the variety of remedies available, the minimum future undiscounted payments, exclusive of any potential sublease income, total approximately $459.
The Company enters into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnities, tax indemnities, indemnities against third-party claims arising out of arrangements to provide services to the Company, indemnities in merger and acquisition agreements and indemnities in agreements related to the sale of Company securities. Also, governance documents of the Company and substantially all of its subsidiaries provide for the indemnification of individuals made party to any suit or proceeding by reason of the fact that the individual was acting as an officer, director or agent of the relevant company or as a fiduciary of a company-sponsored welfare benefit plan. The Company also provides guarantees and indemnifications for the benefit of many of its wholly owned subsidiaries for the satisfaction of performance obligations, including workers’ compensation obligations. It is difficult to quantify the maximum potential liability under these indemnifications; however, at February 2, 2006 the Company was not aware of any material liabilities arising from these indemnification arrangements.
Off-Balance Sheet Arrangements
At February 2, 2006, the Company had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that were accounted for under the equity method at February 2, 2006 had no liabilities associated with them that were guaranteed by or that would be considered material to Albertsons. The Company does not have any off-balance sheet arrangements with unconsolidated entities.
Capital Expenditures
The Company is committed to keeping its stores up to date. In the last three years, the Company has opened or remodeled 755 stores, representing 33% of the Company’s retail square footage as of February 2, 2006. The following summary of historical capital expenditures includes capital leases, excluding the Shaw’s and Bristol Farms acquisitions:

	2005	2004	2003

New and acquired stores	$333	$491	$371
Remodels	207	213	345
Retail replacement equipment, technology and other	297	409	387
Distribution facilities and equipment	65	48	53

Total capital expenditures	$902	$1,161	$1,156

Total capital expenditures include capitalized lease obligations incurred of $42 in 2005, $111 in 2004 and $62 in 2003.
The Company’s financial position provides the flexibility for the Company to grow through its store development program and future acquisitions. The Company’s capital expenditure budget for 2006 is estimated between $900 to $1,000 and includes new capital and operating lease obligations.
Related Party Transactions
There were no material related party transactions in 2005, 2004 or 2003.
Insurance Contingencies
The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of February 2, 2006, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Environmental
The Company has identified environmental contamination sites related primarily to underground petroleum storage tanks and groundwater contamination at various store, warehouse, office and manufacturing facilities (related to current operations as well as previously disposed of properties). The Company conducts an ongoing program for the inspection and evaluation of potential new sites and the remediation and monitoring of contamination at existing and previously owned sites. Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that the costs of any required remediation and continuing compliance with environmental laws, in excess of current reserves, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Environmental remediation costs were not material in 2005, 2004 or 2003.
Pension Plan / Health and Welfare Plan Contingencies
The Company’s funding policy for its defined benefit plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act, with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation variable rate premiums and/or participant notices of underfunding. The Company determines expected funding levels annually. Funding of the Company’s defined benefit pension plans is expected to be $13 for the Company’s year ending February 1, 2007.
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. The Company contributed $130, $115 and $92 to these plans in the years 2005, 2004 and 2003, respectively. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, return on the assets held in the plans, actions taken by trustees who manage the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market or another employer withdraws from a plan without provision for their share of pension liability. Many recently completed labor negotiations have positively affected the Company’s future contributions to these plans.
The Company also makes payments to multi-employer health and welfare plans in amounts representing mandatory contributions which are based on reserve requirements set forth in the related collective bargaining agreements. Some of the collective bargaining agreements up for renewal in the next several years contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s selling, general and administrative expenses could increase, possibly significantly, in the future.

Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, vendor funds, intangible assets, income taxes, assets held for sale, impairment of long-lived assets, self-insurance, restructuring, pension and benefit costs, contingencies, litigation and unearned income. The Company bases its estimates on historical experience and on various other assumptions and factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company, based on its ongoing review, will make adjustments to its judgments and estimates when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.
The Company believes the following critical accounting policies are important to understand the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Vendor Funds
The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives vendor funds for a variety of merchandising activities: placement of the vendors’ products in the Company’s advertising; display of the vendors’ products in prominent locations in the Company’s stores; introduction of new products into the Company’s distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. As of February 2, 2006, the terms of the Company’s vendor funds arrangements varied in length from short-term arrangements that are to be completed within a quarter to long-term arrangements that are expected to be completed within eight years.
The Company recognizes vendor funds for merchandising activities as a reduction of cost of sales when the related products are sold in accordance with EITF 02-16. The amount of vendor funds reducing the Company’s inventory (“inventory offset”) as of February 2, 2006, was $187, an increase of $61 from the beginning of 2005. The vendor funds inventory offset as of February 3, 2005 was $126, a decrease of $29 from the beginning of 2004. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company’s grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company’s vendor funds in 2005) and by average inventory turnover rates by department for the Company’s remaining inventory.
Long-Lived Asset Impairments
The Company regularly reviews its stores and other long-lived assets and asset groups for indicators of impairment based on operational performance and the Company’s plans for store closures. When events or changes in circumstances indicate that the carrying value of an asset or an asset group may not be recoverable, the asset’s fair value is compared to its carrying value. Impairment losses are recognized as the amount by which the carrying amounts of the assets exceed their fair values. For long-lived assets that are classified as Assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. Asset fair values are determined by internal real estate specialists or by independent valuation experts. These estimates can be significantly impacted by factors such as changes in real estate market conditions, the economic environment and inflation. The Company recognized impairment charges related to stores to be held and used and stores held for sale of $55, $43 and $36 for 2005, 2004 and 2003, respectively. These charges were recorded in Selling, general and administrative expenses in the Company’s Consolidated Earnings Statements.
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

Goodwill
During the fourth quarters of 2005, 2004 and 2003, the Company completed its annual goodwill impairment reviews. To determine whether goodwill was impaired, a combination of internal analyses and estimates of fair value from independent valuation experts were used. Based on these analyses, the Company determined there was no impairment of goodwill. The fair value estimates could change in the future depending on internal and external factors, including the success of strategic sourcing initiatives, labor cost controls and competitive activity.
Self-Insurance
The Company is primarily self-insured for property loss, workers’ compensation, automobile liability costs and general liability costs. The Company records its self-insurance liability, determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Any actuarial projection of ultimate losses is subject to a high degree of variability. Sources of this variability are numerous and include, but are not limited to, future development of previous claims, future economic conditions, court decisions and legislative actions. The Company’s workers’ compensation costs were $316, $372 and $361 in 2005, 2004 and 2003, respectively.
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
Legal Contingencies
The Company records reserves for legal contingencies, in accordance with SFAS No. 5, “Accounting for Contingencies,” when the information available to the Company indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual costs to vary materially from estimates. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
For example, in 2005, the discount rate assumption for the Albertsons plans was 5.40% and its long-term asset return assumption was 8.0%. Using these assumptions, the Company’s 2005 pension expense for the Albertsons plans was $28. If the Company had decreased its estimated discount rate to 5.15% and its expected return on plan assets to 7.5%, the Company’s 2005 pension expense for the Albertsons plans would have been $36 and net earnings would have decreased by approximately $5. If the Company had increased its discount rate assumption to 5.65% and its expected return on plan assets to 8.5%, 2005 pension expense for the Albertsons plans would have been $20 and net earnings would have increased by approximately $5. For the Shaw’s plans, the Company’s 2005 pension expense was $22 using a discount rate assumption of 5.45% and a long-term asset return assumption of 8.0%. If the Company had decreased its estimated discount rate to 5.20% and its expected return on plan assets to 7.5% for the Shaw’s plans, 2005 pension expense would have been $26 and net earnings would have decreased by approximately $2. If the Company had increased its discount rate assumption to 5.70% and its expected return on plan assets to 8.5% for the Shaw’s plans, 2005 pension expense would have been $18 and net earnings would have increased by approximately $2.

Recently Issued and Adopted Accounting Standards
In May 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”). FSP FAS 106-2 supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was signed into law in December 2003. The Medicare Act and adoption of FSP FAS 106-2 in the Company’s third quarter of 2005 did not have a material effect on the Company’s consolidated financial statements.
In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the year beginning February 3, 2006. The impact of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2004 the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in their consolidated earnings statements. The Company has adopted SFAS No. 123(R) using the “modified prospective” transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified or settled on or after February 3, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). In addition, in the Company’s first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the start of the first quarter of 2006. The expense will be based on the fair value determined at grant date under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company estimates that earnings per share in 2006 will be reduced by approximately $0.04 per diluted share as a result of the incremental compensation expense to be recognized from implementing SFAS No. 123(R). However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123, and such differences have not yet been quantified.
In March 2005 the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 became effective for the Company on February 2, 2006 and did not have a material effect on the Company’s consolidated financial statements.
In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 is effective for the year beginning February 3, 2006.
In June 2005 the EITF reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The Company’s historical accounting policies comply with these provisions and, accordingly, the adoption of EITF 05-6 in the third quarter of 2005 did not have an effect on the Company’s consolidated financial statements.

In October 2005 the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. The Company historically capitalized rental costs incurred during a construction period. In accordance with the transition provisions of FSP FAS 13-1, the Company elected to early adopt and prospectively apply the requirement to expense rental costs incurred during a construction period in the Company’s fourth quarter of 2005. The adoption of FSP FAS 13-1 did not have a material effect on the Company’s consolidated financial statements.
In October 2005 the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123(R)-2”). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards when the awards have been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123(R)-2, a mutual understanding is presumed to exist on the date the award is approved by the Board of Directors or management with relevant authority, assuming certain conditions are met. FSP 123(R)-2 became effective upon the Company’s initial adoption of SFAS 123(R). The Company continues to evaluate the impact, if any, which FSP FAS 123(R)-2 could have on the Company’s consolidated financial statements.
In November 2005 the FASB issued FSP FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”). FSP FAS 123(R)-3 provides an alternative method to SFAS No. 123(R) for calculating the additional-paid-in-capital pool of excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies that adopt SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt this alternative method, and the Company may take up to one year from the initial adoption of SFAS No. 123(R) to evaluate its alternatives and whether to make the one-time election. The Company continues to evaluate its alternatives and the impact, if any, which the one-time election could have on the Company’s consolidated financial statements.
In February 2006 the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation that require or permit, at the holder’s election, cash settlement upon the occurrence of a contingent event (such as a change in control). FSP FAS 123(R)-4 clarifies that stock options or similar instruments that contain such a cash settlement feature should be accounted for as liabilities if and when the contingent cash settlement event becomes probable. The Company’s stock compensation plans do not require or permit cash settlement at the holder’s election upon the occurrence of a contingent event. Accordingly, the adoption of FSP FAS 123(R)-4 is not expected to have a material effect on the Company’s consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to certain market risks inherent in the Company’s financial instruments, which arise from transactions entered into in the normal course of business. From time to time, the Company enters into certain derivative transactions to hedge these risks, however the Company does not enter into derivative financial instruments for trading purposes. Derivatives are primarily used as cash flow hedges to set interest rates for forecasted debt issuances, such as interest rate locks.
The Company is subject to interest rate risk on its fixed and variable interest rate debt obligations. Generally, the fair value of debt with a fixed interest rate will increase as interest rates fall and the fair value will decrease as interest rates rise. Commercial paper borrowings are subject to rollover risk because these borrowings generally have maturities of less than three months. There were no commercial paper borrowings at February 2, 2006.
As of February 2, 2006, the Company had no foreign exchange exposure and no outstanding derivative transactions. There have been no material changes in the primary risk exposures or management of the risks since the prior year. The Company expects to continue to manage risks in accordance with the current policy.
For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed rate debt obligations	$28	$16	$79	$1,574	$286	$3,467	$5,450	$5,225
Weighted average interest rate	5.5%	6.4%	6.3%	4.6%	8.4%	7.6%	6.7%

Item 8. Financial Statements and Supplementary Data.
Albertson’s, Inc.
Index to Consolidated Financial Statements

Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.
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
There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 2, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on management’s assessment using this framework, management concluded that, as of February 2, 2006, the Company’s internal control over financial reporting was effective.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 2, 2006 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm whose report appears on page 34.
March 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Albertson’s, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Albertson’s, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 2, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 2, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2006 of the Company and our report dated March 28, 2006 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Boise, Idaho
March 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Albertson’s, Inc.:
We have audited the accompanying consolidated balance sheets of Albertson’s, Inc. and subsidiaries (the “Company”) as of February 2, 2006 and February 3, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Albertson’s, Inc. and subsidiaries at February 2, 2006 and February 3, 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 2, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boise, Idaho
March 28, 2006

ALBERTSON’S, INC.
CONSOLIDATED EARNINGS STATEMENTS

For the 52 weeks ended February 2, 2006 and the
53 weeks ended February 3, 2005 and 52 weeks ended January 29, 2004	February 2,	February 3,	January 29,
(In millions, except per share data)	2006	2005	2004

Sales	$40,358	$39,810	$35,019
Cost of sales	29,038	28,648	24,997

Gross profit	11,320	11,162	10,022

Selling, general and administrative expenses	10,082	9,946	8,714
Restructuring credits	—	(10)	(10)

Operating profit	1,238	1,226	1,318

Other expenses (income):
Interest, net	529	499	409
Other, net	(5)	(1)	3

Earnings from continuing operations before income taxes	714	728	906
Income tax expense	252	254	350

Earnings from continuing operations	462	474	556

Loss from discontinued operations, net of tax benefit of $10 and $18	(16)	(30)	—

Net earnings	$446	$444	$556

Earnings (loss) per share:
Basic
Continuing operations	$1.25	$1.28	$1.51
Discontinued operations	(0.04)	(0.08)	—
Net earnings	1.21	1.20	1.51
Diluted
Continuing operations	$1.24	$1.27	$1.51
Discontinued operations	(0.04)	(0.08)	—
Net earnings	1.20	1.19	1.51
Weighted average common shares outstanding:
Basic	370	369	368
Diluted	372	372	368
See Notes to Consolidated Financial Statements

ALBERTSON’S, INC.
CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
(In millions, except par value data)	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$406	$273
Accounts and notes receivable, net	723	675
Inventories, net	3,036	3,119
Assets held for sale	22	43
Prepaid and other	168	185

Total Current Assets	4,355	4,295

Land, buildings and equipment, net	9,903	10,472

Goodwill	2,269	2,284

Intangibles, net	844	868

Other assets	500	392

Total Assets	$17,871	$18,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,203	$2,250
Salaries and related liabilities	743	739
Self-insurance liabilities	276	263
Current maturities of long-term debt and capital lease obligations	51	238
Other current liabilities	607	595

Total Current Liabilities	3,880	4,085

Long-term debt	5,422	5,792

Capital lease obligations	856	857

Self-insurance liabilities	691	632

Other long-term liabilities and deferred credits	1,315	1,524

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $1.00 par value; authorized - 10 shares; designated - 3 shares of Series A Junior Participating; issued - none	—	—
Common stock — $1.00 par value; authorized - 1,200 shares; issued - 370 shares and 368 shares, respectively	370	368
Capital in excess of par	122	66
Accumulated other comprehensive loss	(83)	(145)
Retained earnings	5,298	5,132

Total Stockholders’ Equity	5,707	5,421

Total Liabilities and Stockholders’ Equity	$17,871	$18,311

See Notes to Consolidated Financial Statements

ALBERTSON’S, INC.
CONSOLIDATED CASH FLOW STATEMENTS

For the 52 weeks ended February 2, 2006 and the
53 weeks ended February 3, 2005 and 52 weeks ended January 29, 2004	February 2,	February 3,	January 29,
(In millions)	2006	2005	2004

Cash Flows From Operating Activities:
Net earnings	$446	$444	$556
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,152	1,101	969
Net deferred income taxes	(95)	103	147
Other noncash charges	43	44	48
Stock-based compensation	27	19	25
Gain on curtailment of postretirement benefits	—	—	(36)
Net gain on asset sales	(133)	(48)	(24)
Restructuring credits	—	(9)	(8)
Discontinued operations noncash charges	23	71	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables and prepaid expenses	(35)	159	(38)
Inventories	90	204	(62)
Accounts payable and accrued liabilities	(27)	(48)	(236)
Other current liabilities	43	24	29
Self-insurance	72	111	120
Unearned income	(92)	10	25
Other long-term liabilities	31	(71)	11

Net cash provided by operating activities	1,545	2,114	1,526

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(22)	(2,214)	—
Capital expenditures	(860)	(1,050)	(1,094)
Proceeds from disposal of land, buildings and equipment	242	137	72
Proceeds from disposal of assets held for sale	122	95	119
Refundable tax deposit	(81)	—	—
Other	(5)	(36)	2

Net cash used in investing activities	(604)	(3,068)	(901)

Cash Flows From Financing Activities:
Proceeds from mandatory convertible security	—	1,150	—
Dividends paid	(280)	(279)	(279)
Payments on long-term borrowings	(242)	(532)	(120)
Stock purchases and retirements	—	—	(108)
Mandatory convertible security financing costs	—	(33)	—
Proceeds from long-term borrowings	37	—	9
Proceeds from stock options exercised	26	11	6
Net commercial paper activity	(349)	349	—

Net cash (used in) provided by financing activities	(808)	666	(492)

Net Increase (Decrease) in Cash and Cash Equivalents	133	(288)	133

Cash and Cash Equivalents at Beginning of Year	273	561	428

Cash and Cash Equivalents at End of Year	$406	$273	$561

Supplemental Cash Flow Information:
Cash payments for income taxes, net of refunds	$287	$15	$231
Cash payments for interest, net of amounts capitalized	515	509	401
Noncash investing and financing activities:
Capitalized lease obligations incurred	42	111	62
See Notes to Consolidated Financial Statements

ALBERTSON’S, INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS

	Common	Capital	Accumulated
	Stock	In Excess	Other		Total
	$1.00 Par	Of Par	Comprehensive	Retained	Stockholders’	Comprehensive
(Dollars in millions)	Value	Value	Loss	Earnings	Equity	Income

Balance at January 30, 2003	$372	$128	$ (96)	$4,793	$5,197

Net earnings	—	—	—	556	556	$556
Exercise of stock options, including tax benefits	—	6	—	—	6	—
Stock purchases and retirements - 5,314,700 shares	(5)	—	—	(103)	(108)	—
Deferred stock unit plan	1	20	—	—	21	—
Directors’ stock plan	—	1	—	—	1	—
Dividends	—	—	—	(279)	(279)	—
Minimum pension liability adjustment (net of tax of $8)	—	—	(13)	—	(13)	(13)

Balance at January 29, 2004	$368	$155	$ (109)	$4,967	$5,381	$543

Net earnings	—	—	—	444	444	$444
Exercise of stock options, including tax benefits	—	11	—	—	11	—
Deferred stock unit plan	—	16	—	—	16	—
Directors’ stock plan	—	1	—	—	1	—
Dividends	—	—	—	(279)	(279)	—
Minimum pension liability adjustment (net of tax of $21)	—	—	(36)	—	(36)	(36)
Forward purchase liability	—	(114)	—	—	(114)	—
Deferred tax adjustment related to stock options	—	(3)	—	—	(3)	—

Balance at February 3, 2005	$368	$66	$ (145)	$5,132	$5,421	$408

Net earnings				446	446	$446
Exercise of stock options, including tax benefits	2	32	—	—	34	—
Deferred stock unit plan	—	23	—	—	23	—
Directors’ stock plan	—	1	—	—	1	—
Dividends	—	—	—	(280)	(280)	—
Minimum pension liability adjustment (net of tax of $40)	—	—	63	—	63	63
Amortization of rate lock agreement (net of tax)	—	—	(1)	—	(1)	(1)

Balance at February 2, 2006	$370	$122	$ (83)	$5,298	$5,707	$508

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
As of February 2, 2006, the Company, through its divisions and subsidiaries, operated 2,471 stores in 37 states. The Company, through its divisions and subsidiaries, also operated 238 fuel centers near existing stores. Retail operations are supported by 19 major Company distribution operations, strategically located in the Company’s operating markets.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include all entities over which the Company has control, including its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.
Definitive Agreement to Sell Company: On January 22, 2006, Albertsons entered into a series of agreements (the “Agreements”) providing for the sale of Albertsons to SUPERVALU INC. (“Supervalu”), CVS Corporation (“CVS”) and a consortium of investors including Cerberus Capital Management, L.P., Kimco Realty Corporation, Lubert-Adler Management, Inc., Klaff Realty, L.P. and Schottenstein Stores Corporation (the “Cerberus Group”). As a result of a series of transactions provided for under the Agreements (the “Transactions”), Albertsons’ shareholders will ultimately be entitled to receive $20.35 in cash and 0.182 shares of Supervalu common stock for each share of Albertsons’ common stock that they held before the Transactions. The Transactions are subject to approval by Albertsons’ shareholders and Supervalu’s shareholders as well as antitrust clearance and the satisfaction or waiver of other customary closing conditions (see Note 20 “Subsequent Event”). The Transactions are currently anticipated to be completed in the second quarter of calendar year 2006, but the completion of the Transactions could be delayed if, among other things, all necessary approvals are not obtained by that time. The Company may be required to pay to Supervalu a termination fee of $276 if the merger agreement is terminated under specified circumstances.
2. Summary of Significant Accounting Policies
Fiscal Year End: The Company’s fiscal year ends on the Thursday nearest to January 31. As a result, the Company’s fiscal year includes a 53rd week every five to six years. The Company’s fiscal year ended February 2, 2006 (“2005”) contained 52 weeks. Fiscal years ended February 3, 2005 (“2004”) and January 29, 2004 (“2003”) contained 53 and 52 weeks, respectively.
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
Segment Information: The Company’s operations are located in the United States and are within a single operating segment, the retail sale of food and drug merchandise.
Derivatives: From time to time, the Company enters into certain derivative transactions; however, the Company does not enter into derivative financial instruments for trading purposes. The Company uses derivatives primarily as cash flow hedges to set interest rates for forecasted debt issuances, such as interest rate locks. These contracts are with major financial institutions and are very short-term in nature. The gain or loss on interest rate locks is deferred in accumulated other comprehensive income and recognized as an adjustment to interest expense over the life of the related debt instrument.
Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the respective financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company has recorded its cash disbursement accounts with a net cash book overdraft position in Accounts payable in the Company’s Consolidated Balance Sheets, and the net change in cash book overdrafts in the Accounts payable line item within the Cash Flows from Operating Activities section of the Company’s Consolidated Cash Flow Statements. At February 2, 2006 and February 3, 2005, the Company had net cash book overdrafts of $234 and $294, respectively, classified in Accounts payable.

The majority of payments due from banks for third-party credit card, debit card and electronic benefit transactions (“EBT”) process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card and EBT transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as Cash and cash equivalents in the Company’s Consolidated Balance Sheets totaled $54 and $61 at February 2, 2006 and February 3, 2005, respectively.
Accounts and Notes Receivable: Accounts and notes receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to the anticipated future write-offs based on delinquencies, aging trends, industry risk trends and our historical experience was as follows:

	February 2,	February 3,
	2006	2005

Trade and other accounts receivable	$720	$677
Current portion of notes receivable	21	17
Allowance for doubtful accounts	(18)	(19)

	$723	$675

Inventories: Approximately 94% of the Company’s inventories are valued using the last-in, first-out (“LIFO”) method. If the first-in, first-out (“FIFO”) method had been used, inventories would have been $598 and $584 higher at the end of 2005 and 2004, respectively. Net earnings would have been higher by $8 ($0.02 per diluted share) in 2005, higher by $5 ($0.01 per diluted share) in 2004 and lower by $8 ($0.02 per diluted share) in 2003. The replacement cost of inventories valued at LIFO approximates FIFO cost.
During 2005 and 2004, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 and 2004 purchases. As a result, cost of sales decreased by $8 in 2005, $0 in 2004, and $3 in 2003. This increased net earnings by $5 ($0.01 per diluted share) in 2005, by $0 in 2004, and by $2 ($0.01 per diluted share) in 2003.
Vendor Funds: The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives vendor funds for a variety of merchandising activities: placement of the vendors’ products in the Company’s advertising; display of the vendors’ products in prominent locations in the Company’s stores; introduction of new products into the Company’s distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases (“early payment discounts”). As of February 2, 2006, the terms of the Company’s vendor funds arrangements varied in length from short-term arrangements that are to be completed within a quarter to long-term arrangements that are expected to be completed within eight years.
The Company recognizes vendor funds for merchandising activities as a reduction of cost of sales when the related products are sold in accordance with Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). The amount of vendor funds reducing the Company’s inventory (“inventory offset”) as of February 2, 2006, was $187, an increase of $61 from the beginning of 2005. The vendor funds inventory offset as of February 3, 2005 was $126, a decrease of $29 from the beginning of 2004. The inventory offset was determined by estimating the average inventory turnover rates by product category for the Company’s grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company’s vendor funds in 2005) and by average inventory turnover rates by department for the Company’s remaining inventory.
During the fourth quarter of 2005, the Company reviewed its method of accounting for early payment discounts and determined that effective for 2005 it would recognize such discounts as a reduction of inventory and then as a reduction to cost of sales when the related products are sold. The Company previously recognized early payment discounts as a financing component of merchandise purchases by reducing cost of sales when the related product was purchased. If the Company had applied this method when EITF 02-16 was adopted in 2002, net earnings would have increased by approximately $0.3, $0.9 and $0.3 for 2005, 2004 and 2003, respectively. Management concluded that the impact on the Company’s prior years’ interim and annual consolidated financial statements was not material and, therefore, recorded a noncash adjustment of $38 or $23 after-tax ($0.06 per diluted share) in the fourth quarter of 2005 for the cumulative effect. This change will have no impact on historical or future cash flows or the amount the Company has paid or will pay for merchandise.

Capitalization, Depreciation and Amortization: Land, buildings and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally as follows: buildings and improvements-10 to 35 years; leasehold improvements-10 to 25 years; assets held under capitalized leases-20 to 30 years; fixtures and equipment-three to eight years; software-three to five years; and intangibles-three to 10 years (exclusive of beneficial lease rights which are discussed below).
The costs of major remodeling and improvements on leased stores are capitalized as leasehold improvements and amortized on the straight-line method over the shorter of the term of the applicable lease or the useful life of the asset. Assets under capital leases are recorded at the lower of the fair market value of the asset or the present value of future minimum lease payments and amortized on the straight-line method over the lease term.
Beneficial lease rights and lease liabilities are recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date. Beneficial lease rights are classified as Intangible assets in the Consolidated Balance Sheets and amortized on a straight-line basis over the greater of the lease term or 15 years. Unfavorable lease liabilities are amortized over the lease term using the straight-line method.
Goodwill: Goodwill results from business acquisitions and represents the excess of purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but instead tested annually for impairment, or more frequently if circumstances indicate a potential impairment.
Deferred Charges: Costs incurred to obtain long-term financing are capitalized and amortized as a component of interest expense on a straight-line basis over the term of the related debt or credit facility. As of February 2, 2006 and February 3, 2005 the Company had $35 and $38 of net deferred charges, respectively, classified as Other assets in the accompanying Consolidated Balance Sheets.
Company-Owned Life Insurance: The Company has purchased life insurance policies to fund its obligations under certain deferred compensation plans for certain current and former officers, key employees and directors. Cash surrender values of these policies are adjusted for fluctuations in the market value of underlying investments. The cash surrender value is adjusted each reporting period and any gain or loss is included with Other income and expense in the Company’s Consolidated Earnings Statements.
Impairment of Long-Lived Assets and Closed Store Reserves: The Company regularly reviews its stores and other long-lived assets and asset groups for indicators of impairment based on operational performance and the Company’s plans for store closures. When events or changes in circumstances indicate that the carrying value of an asset or an asset group may not be recoverable, the asset’s fair value is compared to its carrying value. Impairment losses are recognized as the amount by which the carrying amounts of the assets exceed their fair values. For long-lived assets that are classified as Assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. Asset fair values are determined by internal real estate specialists or by independent valuation experts. These estimates can be significantly impacted by factors such as changes in real estate market conditions, the economic environment and inflation. The Company recognized impairment charges related to stores to be held and used and stores held for sale of $55, $43 and $36 for 2005, 2004 and 2003, respectively. These charges were recorded in Selling, general and administrative expenses in the Company’s Consolidated Earnings Statements.
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

Pension Costs: Pension benefit obligations and the related effects on operations are dependent on the Company’s selection of actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. These assumptions are disclosed in Note 12 “Employee Benefit Plans and Collective Bargaining Agreements.” Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in future periods.
The Company also participates in various multi-employer plans for substantially all union employees. Pension expense for these plans is recognized as contributions are funded.
Legal Contingencies: The Company records reserves for legal contingencies, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” when the information available to the Company indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual costs to vary materially from estimates.
Revenue Recognition: Revenue is recognized at the point of sale for retail sales. Discounts earned by customers using their preferred loyalty card is recorded by the Company as a reduction to sales.
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
Advertising: Advertising costs are expensed when incurred. Cooperative advertising funds are accounted for as vendor funds as described above. Gross advertising expenses of $534, $579 and $472, excluding cooperative advertising money received from vendors, were included in Cost of sales in the Company’s Consolidated Earnings Statements for 2005, 2004 and 2003, respectively.
Stock-Based Compensation: In 2005, 2004 and 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, expense associated with stock-based compensation has been measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised have been credited to capital in excess of par value. SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. If the fair value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net earnings and earnings per share for the periods presented below would have been as follows:

	2005	2004	2003

Net Earnings as reported	$446	$444	$556
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	17	12	16
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(39)	(45)

Pro Forma Net Earnings	$423	$417	$527

Basic Earnings Per Share:
As Reported	$1.21	$1.20	$1.51
Pro Forma	1.14	1.13	1.43

Diluted Earnings Per Share:
As Reported	$1.20	$1.19	$1.51
Pro Forma	1.14	1.12	1.43

The pro forma effect on net earnings for the years presented above are not representative of the pro forma effect on net earnings in future years. For more information on the method and assumptions used in determining the fair value of stock-based compensation, see Note 11 “Stock Options and Stock Awards.”
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. A valuation allowance is recorded for deferred tax assets considered not likely to be realized. The major temporary differences and their net effect are shown in Note 10 “Income Taxes.”
Comprehensive Income: Comprehensive income refers to net income plus certain other items that are recorded directly to Stockholders’ Equity. Items of comprehensive income other than net earnings were primarily related to changes in the minimum pension liability of $103 ($63 net of tax), $57 ($36 net of tax) and $21 ($13 net of tax) for 2005, 2004 and 2003, respectively.
Reclassifications: Prior to the second quarter of 2005, liabilities incurred to acquire or construct assets were included in Net cash provided by operating activities in the Company’s Condensed Consolidated Cash Flow Statements. Effective in the second quarter of 2005, these liabilities were excluded from Net cash provided by operating activities and the related payments of those liabilities were reflected as capital expenditures within Net cash used in investing activities in the period in which they were paid. As a result of a reclassification related to the 13 week period ended May 5, 2005, Net cash provided by operating activities for the year ended February 2, 2006 reflects a $20 increase and Net cash used in investing activities for capital expenditures reflects a $20 increase. The impact of this change on the Company’s Consolidated Cash Flow Statement for the years ended February 3, 2005 and January 29, 2004 was not significant and the related amounts were not reclassified.
Certain other reclassifications have been made in prior year financial statements to conform to classifications used in the current year.
Related Parties: There were no related party transactions in 2005. In 2004, the Company leased one store and one office location ($0.9 of rent, common area maintenance fees and taxes paid) and leased an aircraft for one business-related flight (insignificant) from entities that have a relationship with an individual who was a member of the Board of Directors during a portion of 2004. In 2003, the Company leased one store and two office locations ($1.0 of rent, common area maintenance fees and taxes paid) from entities that have or at the time had a relationship with an individual who was a member of the Board of Directors during 2003. As of February 2, 2006, the referenced individual was not a member of the Board.
3. New and Recently Adopted Accounting Standards
In May 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”). FSP FAS 106-2 supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was signed into law in December 2003. The Medicare Act and adoption of FSP FAS 106-2 in the Company’s third quarter of 2005 did not have a material effect on the Company’s consolidated financial statements.
In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for the year beginning February 3, 2006. The impact of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2004 the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in their consolidated earnings statements. The Company has adopted SFAS No. 123(R) using the “modified prospective” transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified or settled on or after February 3, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). In addition, in the Company’s first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the start of the first quarter of 2006. The expense will be based on the fair value determined at grant date under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company estimates that earnings per share in 2006 will be reduced by approximately $0.04 per diluted share as a result of the incremental compensation expense to be recognized from implementing SFAS No. 123(R). However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123, and such differences have not yet been quantified.
In March 2005 the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 became effective for the Company on February 2, 2006 and did not have a material effect on the Company’s consolidated financial statements.
In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 is effective for the year beginning February 3, 2006.
In June 2005 the EITF reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The Company’s historical accounting policies comply with these provisions and, accordingly, the adoption of EITF 05-6 in the third quarter of 2005 did not have an effect on the Company’s consolidated financial statements.
In October 2005 the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. The Company historically capitalized rental costs incurred during a construction period. In accordance with the transition provisions of FSP FAS 13-1, the Company elected to early adopt and prospectively apply the requirement to expense rental costs incurred during a construction period in the Company’s fourth quarter of 2005. The adoption of FSP FAS 13-1 did not have a material effect on the Company’s consolidated financial statements.
In October 2005 the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123(R)-2”). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards when the awards have been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123(R)-2, a mutual understanding is presumed to exist on the date the award is approved by the Board of Directors or management with relevant authority, assuming certain conditions are met. FSP 123(R)-2 became effective upon the Company’s initial adoption of SFAS 123(R). The Company continues to evaluate the impact, if any, which FSP FAS 123(R)-2 could have on the Company’s consolidated financial statements.
In November 2005 the FASB issued FSP FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”). FSP FAS 123(R)-3 provides an alternative method to SFAS No. 123(R) for calculating the additional-paid-in-capital pool of excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies that adopt SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt this alternative method, and the Company may take up to one year from the initial adoption of SFAS No. 123(R) to evaluate its alternatives and whether to make the one-time election. The Company continues to evaluate its alternatives and the impact, if any, which the one-time election could have on the Company’s consolidated financial statements.

In February 2006 the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation that require or permit, at the holder’s election, cash settlement upon the occurrence of a contingent event (such as a change in control). FSP FAS 123(R)-4 clarifies that stock options or similar instruments that contain such a cash settlement feature should be accounted for as liabilities if and when the contingent cash settlement event becomes probable. The Company’s stock compensation plans do not require or permit cash settlement at the holder’s election upon the occurrence of a contingent event. Accordingly, the adoption of FSP FAS 123(R)-4 is not expected to have a material effect on the Company’s consolidated financial statements.
4. Business Acquisitions
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
The aggregate purchase price was $2,578, which included $2,134 of cash, $441 of assumed capital lease obligations and debt and $3 of transaction costs. The Company used a combination of cash-on-hand and the proceeds of the issuance of $1,603 of commercial paper to finance the acquisition. The Company used the proceeds from a subsequent mandatory convertible security offering (see Note 8 “Indebtedness”) to repay $1,117 of such commercial paper.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The initial purchase price allocations were based on a combination of third-party valuations and internal analyses and were adjusted during the allocation period as defined in SFAS No. 141, “Business Combinations” and EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.”

			Revised
	Initial Purchase	Purchase Price	Purchase Price
	Price Allocation	Adjustments	Allocation

Current assets	$444	$42	$486
Land, buildings and equipment	1,378	(20)	1,358
Goodwill	840	(68)	772
Intangible assets	766	(17)	749
Other assets	23	—	23

Total assets acquired	3,451	(63)	3,388

Current liabilities	417	7	424
Long-term debt	441	—	441
Other liabilities	456	(70)	386

Total liabilities assumed	1,314	(63)	1,251

Net assets acquired	$2,137	$—	$2,137

Acquired intangible assets include $399 assigned to trade names not subject to amortization, $308 assigned to favorable operating leases (13-year weighted average useful life), $36 assigned to a customer loyalty program (seven-year useful life), $5 assigned to pharmacy prescriptions (seven-year useful life), and other assets of $1 (18-year useful life). With the exception of trade names, the intangible assets are amortized on a straight-line basis over their expected useful lives.
As part of the purchase price allocation, the fair values of operating leases were calculated, a portion of which represents favorable operating leases compared with current market conditions and a portion of which represents unfavorable operating leases compared with current market conditions. The favorable leases totaled $308 and are included in Intangibles, net in the Company’s Consolidated Balance Sheets. The unfavorable leases totaled $192, have an estimated weighted average life of 18 years and are included in Other long-term liabilities and deferred credits in the Company’s Consolidated Balance Sheets.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. In the fourth quarter of 2005, due to the resolution of an uncertainty that existed at the acquisition date related to the measurement of deferred income tax amounts, goodwill was reduced by $31. Of the $772 recorded as goodwill, $95 was deductible for tax purposes and as of February 2, 2006, $72 is deductible through 2017.
Bristol Farms
On September 21, 2004, the Company acquired New Bristol Farms, Inc. (“Bristol Farms”) for $137 in cash. The operations acquired consisted of 11 gourmet retail stores in Southern California. The purchase price has been allocated to the assets acquired as determined by third-party valuations and internal analyses. The purchase price was allocated as follows: $53 in assets, $17 in liabilities, $21 in trade names not subject to amortization and $80 in goodwill.
The following unaudited pro forma financial information presents the combined results of operations of the Company, Shaw’s and Bristol Farms as if the acquisitions had occurred on January 31, 2003. Shaw’s fiscal year ended on February 28, 2004, and Bristol Farm’s fiscal year ended on May 2, 2004. The unaudited pro forma financial information uses Shaw’s and Bristol Farm’s data for the periods corresponding to the Company’s fiscal year. This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma information does not reflect any potential synergies or integration costs.

	53 weeks ended	52 weeks ended
	February 3,	January 29,
	2005	2004

Sales	$41,044	$39,724
Net earnings	468	658
Earnings per share:
Basic	$1.27	$1.79
Diluted	1.26	1.79
Lazy Acres Market
On November 7, 2005, the Company acquired all of the outstanding common stock of Lazy Acres Market, Inc. (“Lazy Acres”) for a purchase price of $22 in cash. The acquisition of Lazy Acres, a gourmet retail store located in Southern California, complements our acquisition of Bristol Farms in September 2004. The purchase price has been allocated on a preliminary basis to the assets acquired and the liabilities assumed based on the estimated fair values of each as determined by third-party valuations and internal analyses. The purchase price was allocated as follows: $9 to assets, $4 to liabilities and $17 to goodwill.
5. Discontinued Operations, Restructuring Activities and Closed Stores
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
Discontinued Operations
In April 2005 the Company entered into a definitive agreement to sell its operations in the Jacksonville, Florida market to a single buyer. The sale was completed on August 24, 2005. The operations consisted of seven operating stores, of which four were owned and three leased. The three lease agreements were assumed by the buyer. Results of operations for the seven stores have been reclassified and presented as discontinued operations for 2005, 2004 and 2003.
In June 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the Omaha, Nebraska market, which consisted of 21 operating stores. Results of operations for those stores have been reclassified and presented as discontinued operations for 2005, 2004 and 2003. As of February 2, 2006 the Company had disposed of 19 properties. The two remaining properties are subject to operating leases and have no book value.
In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans, Louisiana market, which consisted of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for 2005, 2004 and 2003. As of February 2, 2006, the

Company had disposed of six properties. The four remaining properties have a book value of $14 and are classified as Assets held for sale in the 2005 Consolidated Balance Sheet.
In 2002 the Company announced its plan to sell, close or otherwise dispose of its operations in four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 operating stores and two distribution centers. As of February 2, 2006 the Company had disposed of 89 properties. The eight remaining properties have a book value of $2 and are classified as Assets held for sale in the Company’s 2005 Consolidated Balance Sheet.
The results of discontinued operations were as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2006	February 3, 2005	January 29, 2004

Sales	$39	$242	$417

Loss from operations	$(5)	$(3)	$—
Net impairment charges and lease accruals	(6)	(63)	—
(Loss) gain on disposal	(15)	18	—
Income tax benefit	10	18	—

Loss from discontinued operations	$(16)	$(30)	$—

Restructuring Activities
In 2001 the Company committed to a plan to restructure its operations by 1) closing 165 underperforming stores, 2) closing four division offices, 3) centralizing processing functions to its store support centers, and 4) reducing overall store support center headcount. As of February 2, 2006, the Company had disposed of or subleased 158 properties. The 11 remaining properties have no book value.
The following table summarizes the accrual activity for future lease obligations related to discontinued operations, restructuring activities and closed stores:

	Balance				Balance
	February 3,				February 2,
	2005	Additions	Payments	Adjustments	2006

2004 Discontinued Operations	$2	$—	$(1)	$1	$2
2002 Discontinued Operations	6	—	(3)	7	10
2001 Restructuring Activities	12	—	(6)	2	8
Closed Stores	22	4	(13)	2	15

	$42	$4	$(23)	$12	$35

	Balance				Balance
	January 29,				February 3,
	2004	Additions	Payments	Adjustments	2005

2004 Discontinued Operations	$—	$8	$(7)	$1	$2
2002 Discontinued Operations	8	—	(3)	1	6
2001 Restructuring Activities	19	—	(5)	(2)	12
Closed Stores	20	7	(7)	2	22

	$47	$15	$(22)	$2	$42

	Balance				Balance
	January 30,				January 29,
	2003	Additions	Payments	Adjustments	2004

2002 Discontinued Operations	$11	$—	$(4)	$1	$8
2001 Restructuring Activities	28	—	(9)	—	19
Closed Stores	30	5	(9)	(6)	20

	$69	$5	$(22)	$(5)	$47

The reserve balances as of February 2, 2006 and February 3, 2005 are included in Other current liabilities and Other long-term liabilities and deferred credits in the Company’s Consolidated Balance Sheets.

6. Land, Buildings and Equipment
Land, buildings and equipment, net, consisted of the following:

	February 2,	February 3,
	2006	2005

Land	$1,935	$2,012
Buildings	6,180	6,203
Fixtures and equipment	6,482	6,583
Leasehold improvements	2,499	2,422
Capitalized leases	917	910

	18,013	18,130
Accumulated depreciation	(7,944)	(7,514)
Accumulated amortization on capital leases	(166)	(144)

	$9,903	$10,472

Depreciation expense was $1,074, $1,035 and $931 for 2005, 2004 and 2003, respectively. Amortization expense of capital leases was $46, $38 and $18 for 2005, 2004 and 2003, respectively.
7. Goodwill and Other Intangible Assets
During the fourth quarters of 2005, 2004 and 2003, the Company completed its annual impairment reviews of goodwill and indefinite-lived intangible assets. To determine whether goodwill and indefinite-lived intangible assets were impaired, a combination of internal analyses and estimates of fair value from independent valuation experts were used. Based on these analyses, the Company determined there was no impairment of goodwill or indefinite-lived intangible assets. The fair value estimates could change in the future depending on internal and external factors, including the success of strategic sourcing initiatives, labor cost controls and competitive activity.
At February 3, 2005, the Company had $884 recorded as goodwill resulting from the Shaw’s and Bristol Farms acquisitions, which was adjusted to $852 in 2005 as discussed in Note 4, “Business Acquisitions.” In 2005 the Company recorded $17 of goodwill as a result of the acquisition of Lazy Acres.
The carrying amount of intangible assets was as follows:

	February 2,	February 3,
	2006	2005

Amortizing:
Favorable acquired operating leases	$464	$500
Customer lists and other contracts	35	30
Loyalty card and other	37	37

	536	567
Accumulated amortization	(152)	(158)

	384	409
Non-Amortizing:
Trade names	422	420
Liquor licenses	38	39

	460	459

	$844	$868

Straight line amortization expense for intangibles was $27, $28 and $20 in 2005, 2004 and 2003, respectively, net of unfavorable lease amortization. Amortizing intangible assets have remaining useful lives from less than one year to 37 years. Projected amortization expense for existing intangible assets is $22, $21, $20, $18 and $17, for 2006, 2007, 2008, 2009 and 2010, respectively, net of unfavorable lease amortization.

8. Indebtedness
Long-term debt consisted of the following (borrowings are unsecured unless indicated):

	February 2,	February 3,
	2006	2005

Commercial Paper, average interest rate of 2.6%	$—	$349
3.75% Senior Notes due May 16, 2009	1,150	1,150
8.0% Debentures due May 1, 2031	400	400
7.25% Notes due May 1, 2013	200	200
7.5% Notes due February 15, 2011	700	700
8.35% Notes due May 1, 2010	275	275
8.7% Debentures due May 1, 2030	225	225
7.45% Debentures due August 1, 2029	650	650
6.95% Notes due August 1, 2009	350	350
Medium-term Notes, due 2013 through 2028, average interest rate of 6.5%	317	317
Medium-term Notes, due 2007 through 2027, average interest rate of 6.8%	200	200
7.75% Debentures due June 15, 2026	200	200
7.5% Debentures due May 1, 2037	200	200
8.0% Debentures due June 1, 2026	272	272
7.9% Debentures due May 1, 2017	95	95
7.4% Notes due May 15, 2005	—	200
Medium-term Notes, due 2008 through 2028, average interest rate of 6.9%	145	145
Industrial revenue bonds, average interest rate of 6.0% and 5.9%, respectively due through December 15, 2011	4	5
Secured Mortgage and other Notes, average interest rate of 6.4% and 5.5%, respectively due 2006 through 2019	67	73

	5,450	6,006
Current maturities	(28)	(214)

	$5,422	$5,792

At February 2, 2006, the Company had three revolving credit facilities totaling $1,400. The first agreement, a five-year facility with total availability of $900, will expire in June 2009. The second agreement, a five-year facility with total availability of $100, will expire in July 2009. The third agreement, a revolving credit facility with total availability of $400, will expire in June 2010. The Company’s commercial paper program is backed by all three of these credit facilities. All of the agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter. The consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007, and 4.0 to 1 thereafter. As of February 2, 2006, the Company was in compliance with these requirements. No borrowings were outstanding under the credit facilities as of February 2, 2006 or February 3, 2005. The Company had $0 and $349 in commercial paper borrowings outstanding at February 2, 2006 and February 3, 2005, respectively.
Mandatory Convertible Security Offering
In May 2004 the Company completed a public offering registered with the SEC of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an over-allotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The holders of the Corporate Units may elect to substitute the senior notes with zero-coupon U.S. treasury securities that mature on May 15, 2007 having a principal amount at maturity equal to the aggregate principal amount of the senior notes to secure the purchase contracts. The senior notes bear an annual interest rate of 3.75%. In the first half of 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase common stock under the related purchase contract. If the senior notes are not successfully remarketed, the holders will have the right to put the senior notes to the Company to satisfy their obligations under the purchase contract in a noncash transaction. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars. Subsequent to a successful remarketing, the senior notes will remain outstanding and the Company will settle its obligations on the maturity date of the senior notes in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units.

Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of twenty-five dollars in cash, shares of the Company’s common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date (the “Trading Period”), subject to anti-dilution adjustments. If the average closing price of the Company’s common stock for the Trading Period is equal to or greater than $28.82 per share, the settlement rate will be 0.8675 shares of common stock. If the average closing price for the Trading Period is less than $28.82 per share but greater than $23.06 per share, the settlement rate is equal to twenty-five dollars divided by the average closing price of the Company’s common stock for the Trading Period. If the average closing price for the Trading Period is less than or equal to $23.06 per share, the settlement rate will be 1.0841 shares of common stock. Under the terms of the purchase contracts, the Company would be required to issue a minimum of 39,905,000 shares and a maximum of 49,868,600 shares of its common stock. If the purchase contracts had been settled as of February 2, 2006, the Company would have issued approximately 48,230,200 shares of its common stock. The holders of Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date.
As consideration for assuming the downside market risk without participating in all of the potential appreciation of the Company’s common stock, the holders of the Corporate Units receive a quarterly purchase contract adjustment payment equal to 3.5% per annum of the value of the Corporate Units. Upon issuance, a liability for the present value of the aggregate amount of the purchase contract adjustment payments of $114 was recorded as a reduction of Stockholders’ Equity, with an offsetting increase to Other long-term liabilities and Other current liabilities. The initial reduction of Stockholders’ Equity represents the fair value of the contract adjustment payments. Subsequent contract adjustment payments will reduce the liabilities, with a portion of the payments recognized as interest expense for the amortization of the difference between the aggregate amount of the contract adjustment payments and the present value thereof. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite number of shares of common stock. The stated amount received will be recorded as an increase to Stockholders’ Equity.
Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share.” Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the reporting period is above $28.82, and will potentially occur when the average price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. The Corporate Units were not dilutive for the year ended February 2, 2006.
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
In summary, the Company received $1,150 in cash in 2004 upon issuance of the Corporate Units. In February 2007 (three months prior to the purchase contract settlement date in May 2007), the remarketing agent will attempt to remarket the senior notes on behalf of the holders of the Corporate Units. If this initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the senior notes again in May 2007 prior to the purchase contract settlement date in a final remarketing. If the initial remarketing is successful, the cash proceeds will be delivered to the collateral agent and will be used to purchase U.S. treasury securities maturing on or about the purchase contract settlement date that will serve as collateral for the obligations under the purchase contracts until the purchase contract settlement date. If the final remarketing is required and is successful, the cash proceeds will be delivered to the collateral agent and will serve as collateral for the obligations under the purchase contracts. In the case of any successful remarketing, the collateral agent will use the cash in the collateral account to settle the purchase contracts on the purchase contract settlement date on behalf of the holders of the Corporate Units. Upon settlement of the purchase contracts, the Company will receive an additional $1,150 in cash and will issue the requisite number of shares of the Company’s common stock. Thereafter, the shares of common stock issued will be included in the calculation of basic earnings per share and the Company also will have an obligation to pay the principal amount of the senior notes of $1,150 at the maturity date in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units.

If the senior notes are not successfully remarketed, the Company will not receive cash from the holders of the Corporate Units. Rather, the holders may elect to put the senior notes to the Company on the purchase contract settlement date to satisfy their obligations under the purchase contracts, and the Company will issue the requisite number of shares of its common stock in a noncash transaction. Thereafter, the shares of common stock issued will be included in the calculation of basic earnings per share.
Shelf Registration
The Company filed a shelf registration statement with the SEC, which became effective on February 13, 2001 (“2001 Shelf Registration”), to authorize the issuance of up to $3,000 in debt securities.
Other Indebtedness
The Company has pledged real estate with a cost of $90 as collateral for mortgage notes which are payable on various schedules including interest at rates ranging from 5.0% to 10.7%. The notes mature from 2006 to 2014.
Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 60-days notice. Medium-term notes of $50 due April 2028 contain put options which would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 60-days notice. The $200 of 7.5% debentures due 2037 contain put options that would require the Company to repay the notes in 2009 if the holders of the notes so elect by giving the Company 60-days notice.
Net interest expense was as follows:

	2005	2004	2003

Long-term debt	$427	$416	$374
Capitalized leases	99	77	36
Capitalized interest	(10)	(11)	(16)

Interest expense	516	482	394
Bank service charges, net of interest income	13	17	15

	$529	$499	$409

The scheduled aggregate maturities of long-term debt outstanding at February 2, 2006 are summarized as follows: $28 in 2006, $16 in 2007, $79 in 2008, $1,574 in 2009, $286 in 2010 and $3,467 thereafter. These amounts do not include the potential accelerations due to put options.
9. Capital Stock
On December 2, 1996, the Board of Directors adopted a stockholder rights plan, which was amended on August 2, 1998, March 16, 1999, September 26, 2003 and January 22, 2006 under which all stockholders receive one right for each share of common stock held. Each right will entitle the holder to purchase, under certain circumstances, one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the “Preferred Stock”) at a price of $160 per one one-thousandth share. Subject to certain exceptions, the rights will become exercisable for shares of Preferred Stock upon the earlier of (1) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock and (2) 10 business days (or such later date as may be determined by the Board of Directors) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock (collectively, the persons or groups referenced in (1) and (2) are referred to as an “Acquiring Person”).
Under the plan, subject to certain exceptions, if any person becomes an Acquiring Person, each right will then entitle its holder as defined by the plan, other than such Acquiring Person, upon payment of the $160 per one one-thousandth share exercise price, to purchase common stock (or, in certain circumstances, cash, property or other securities of the Company) with a value equal to twice the exercise price. The plan was amended on January 22, 2006 to provide that none of the execution, delivery or performance of an agreement and plan of merger entered into among the Company, Supervalu, Emerald Acquisition Sub, Inc. (“Acquisition Sub”), New Aloha Corporation (“New Diamond”) and New Diamond Sub, Inc. in connection with the proposed sale of the Company announced on January 23, 2006 would cause Supervalu, Acquisition Sub, New Diamond or any of their respective affiliates or associates to become an Acquiring Person.

The rights may be redeemed by the Board of Directors at a price of $0.001 per right under certain circumstances. The rights, which do not vote and are not entitled to dividends, will expire at the close of business on March 21, 2007, unless earlier redeemed or extended by the Board of Directors of the Company.
During 2005 and 2004, the Company did not purchase any shares of common stock under a Board authorized purchase program. During 2003, the Company purchased and retired 5.3 million shares for $108, at an average price of $20.26 per share. As of February 2, 2006, the Company does not have a Board authorized stock purchase program in place.
10. Income Taxes
Deferred tax assets and liabilities consist of the following:

	February 2,	February 3,
	2006	2005

Deferred tax assets:
Compensation and benefits	$339	$375
Self-insurance	212	179
Basis in fixed assets	194	189
Unearned income	30	53
Net operating losses	28	38
Intangibles	26	28
Other, net	78	68

Total deferred tax assets	$907	$930

Deferred tax liabilities:
Basis in fixed assets and capitalized leases	$(741)	$(670)
Inventories	(161)	(132)
Compensation and benefits	(26)	(25)
Self-insurance	(127)	(129)
Intangibles	(20)	(239)
Other, net	(40)	(29)

Total deferred tax liabilities	(1,115)	(1,224)

Net deferred tax liabilities	$(208)	$(294)

The Company has federal and state net operating loss carryforwards of $70 and $58, respectively, which will expire in years 2006 through 2023.
The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance of $3 as of February 2, 2006 and February 3, 2005 relates to certain state operating loss carryforwards, which may expire without being utilized.
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

Income tax expense related to continuing operations consists of the following:

	2005	2004	2003

Current:
Federal	$304	$135	$159
State	44	19	19

	348	154	178
Deferred:
Federal	(84)	87	154
State	(12)	13	18

	(96)	100	172

	$252	$254	$350

     The reconciliations between the federal statutory tax rate and the Company’s effective tax rates are as follows:

	2005	Percent	2004	Percent	2003	Percent

Taxes computed at statutory rate	$250	35.0	$255	35.0	$317	35.0
State income taxes net of federal income tax benefit	32	4.4	32	4.4	36	4.0
Audit settlements	—	—	(18)	(2.5)	—	—
Adjustment of previously recorded reserves	(22)	(3.0)	—	—	—	—
Other	(8)	(1.1)	(15)	(2.0)	(3)	(0.4)

	$252	35.3	$254	34.9	$350	38.6

In 2005, a $22 reduction of previously recorded tax reserves was recognized. Of this reduction, $8 occurred in the first quarter of 2005 and resulted from the adjustment of previously recorded reserves while $14 of this reduction occurred in the second quarter of 2005 as a result of a change in estimate of the ultimate resolution of prior year tax issues with the IRS. The second quarter decrease in tax reserves also resulted in a net $14 increase in related interest expense ($23 interest expense net of $9 tax benefit) such that there was no second quarter impact on net earnings from this change in tax reserves.
11. Stock Options and Stock Awards
At February 2, 2006, Albertsons maintained a stock-based incentive plan under which grants could be made with respect to 66 million shares of the Company’s common stock (Albertson’s, Inc. 2004 Equity and Performance Incentive Plan (the “2004 Plan”)). Under the 2004 Plan, options to purchase the Company’s common stock, stock-based awards and other performance-based awards may be granted to officers, key employees, special advisors (as defined in the 2004 Plan) and non-employee members of the Board of Directors.
Deferrable and Deferred Stock Units: From time to time, deferred and deferrable stock units with dividend equivalents paid in cash, if and when dividends are paid to shareholders, are awarded under the 2004 Plan to key employees of the Company. From time to time, deferred stock units with reinvested dividend equivalents are awarded to non-employee members of the Board of Directors.
Grants of 3,001,871 units were made during 2005 to key employees and non-employee directors of the Company, of which 17,500 units vest at a rate of 20% per year and will be distributed in a manner elected by the participant on a date after the participant ceases to be an associate of the Company; 18,000 units fully vest on December 31, 2008 and will be distributed in a manner elected by the participant; 10,500 units vest at a rate of 50% per year and will be distributed in a manner elected by the participant; 942,200 units vest at a rate of 25% per year and will be distributed in a manner elected by the participant; 1,986,819 units vest at a rate of 33% per year beginning on the third anniversary of the date of grant and will be distributed in a manner elected by the participant; and 26,852 units were fully vested at their grant date and will be distributed in a manner elected by the participant. The weighted average fair value at date of grant for units granted during 2005 was $22.41 per unit.
Grants of 1,023,530 units were made during 2004 to key employees and non-employee directors of the Company, of which 635,081 units vest at a rate of 20% per year and will be distributed in a manner elected by the participant on a date after the participant ceases to be an associate of the Company; 4,358 units fully vest at the first anniversary of the grant date and will be distributed in a manner elected by the participant; 63,438 units vest at a rate of 50% per year and will be distributed in a manner elected by the participant; 301,207 units vest at a rate of 20% per year and will be distributed in a manner elected by the participant; and 19,446 units were fully vested at their grant date and will be distributed in a manner elected by the participant. The weighted average fair value at date of grant for units granted during 2004 was $23.48 per unit.

Grants of 1,672,398 units were made during 2003 to key employees and non-employee directors of the Company, of which 1,046,548 vest at a rate of 33% per year beginning on the third anniversary of the date of grant and will be distributed in a manner elected by the participant on a date after the participant ceases to be an associate of the Company; 356,885 units vest at a rate of 20% per year and will be distributed in a manner elected by the participant on a date after the participant ceases to be an associate of the Company; 253,500 units vest at a rate of 20% per year and will be distributed in a manner elected by the participant; and 15,465 units were fully vested at their grant date and will be distributed in a manner elected by the participant. The weighted average fair value at date of grant for units granted during 2003 was $19.58 per unit.
With the exception of stock units granted to non-employee directors (which are fully vested on the date of grant) and 942,200 stock units granted in January 2006, all outstanding stock units vest on a “Change in Control” (as defined in the associated award agreement and plan) of the Company.
Compensation expense for deferred stock units of $27, $19 and $25 was recorded in Selling, general and administrative expenses in 2005, 2004 and 2003, respectively.
Stock Options: Generally, options are granted with an exercise price at not less than 100% of the closing market price on the date of the grant. The Company’s options generally become exercisable in installments of 20% per year on each of the first through fifth anniversaries of the grant date or vest 100% on the third anniversary of the grant date and have a maximum term of seven to 10 years. With the exception of stock options granted to non-employee directors (which are fully vested on the date of grant), all outstanding stock options vest on a “Change in Control” (as defined in the associated award agreement and plan) of the Company. A summary of shares reserved for outstanding options as of year end, changes during the year and related weighted average exercise price is presented below (shares in thousands):

	February 2, 2006		February 3, 2005		January 29, 2004
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	38,488	$28.16	35,164	$29.20	30,245	$31.41
Granted	98	21.63	7,119	23.44	7,169	20.35
Exercised	(1,472)	21.60	(530)	21.71	(295)	21.72
Forfeited	(2,719)	29.82	(3,265)	30.06	(1,955)	32.14

Outstanding at end of year	34,395	$28.30	38,488	$28.16	35,164	$29.20

Options exercisable at end of year	22,559	$31.15	20,117	$32.80	16,626	$34.08

As of February 2, 2006, 12.5 million shares of the Company’s common stock were reserved for future grants of stock options and stock awards.
The following table summarizes options outstanding and options exercisable as of February 2, 2006 and the related weighted average remaining contractual life (years) and weighted average exercise price (shares in thousands):

	Options Outstanding			Options Exercisable
	Shares	Remaining	Average	Shares	Average
Option Price Per Share	Outstanding	Life	Price	Exercisable	Price

$19.10 - $22.52	13,142	6.4	$21.13	7,859	$21.47
22.88 - 34.87	16,369	6.2	28.28	9,816	30.70
35.00 - 45.94	1,540	0.9	40.02	1,540	40.02
47.00 - 51.19	3,344	3.4	51.13	3,344	51.13

$19.10 - $51.19	34,395	5.8	$28.30	22,559	$31.15

The weighted average fair value at date of grant for Albertsons options granted during 2005, 2004 and 2003 was $6.15, $6.85 and $6.44 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2005	2004	2003

Expected life (years)	6.0	5.7	5.7
Risk-free interest rate	3.99%	3.80%	3.56%
Volatility	37.3%	37.3%	39.4%
Dividend yield	3.51%	3.24%	3.74%

12. Employee Benefit Plans and Collective Bargaining Agreements
Employee Benefit Plans: Substantially all employees working over 20 hours per week are covered by retirement plans. The Company sponsors both defined benefit and defined contribution pension plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in Company-sponsored plans. The Company also offers health and life insurance to retirees under postretirement benefit plans, and short-term and long-term disability benefits to former and inactive employees prior to retirement under post employment benefit plans.
The benefit obligation, fair value of plan assets and funded status of the Company-sponsored defined pension plans and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Plans
	February 2,	February 3,	February 2,	February 3,
	2006	2005	2006	2005

Change in benefit obligation(1):
Benefit obligation at beginning of year	$1,234	$1,074	$38	$32
Service cost	37	27	—	—
Interest cost	66	58	1	1
Plan participants’ contributions	—	—	12	12
Actuarial (gain) loss	(41)	102	(8)	9
Benefits paid	(29)	(27)	(15)	(16)

Benefit obligation at end of year	1,267	1,234	28	38

Change in plan assets:
Fair value of plan assets at beginning of year	893	758	—	—
Actual return on plan assets	117	76	—	—
Employer contributions	18	86	3	4
Plan participants’ contributions	—	—	12	12
Benefits paid	(29)	(27)	(15)	(16)

Fair value of plan assets at end of year	999	893	—	—

Funded status	(268)	(341)	(28)	(38)
Unrecognized net actuarial loss (gain)	209	319	(16)	(9)
Unrecognized prior service benefit	(38)	(44)	—	—

Net amount recognized	$(97)	$(66)	$(44)	$(47)

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefits, the benefit obligation is the accumulated postretirement benefit obligation.
Amounts recognized in the Consolidated Balance Sheets consist of the following:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	February 2,	February 3,	February 2,	February 3,
	2006	2005	2006	2005

Accrued benefit liability	$(236)	$(308)	$(44)	$(47)
Accumulated other comprehensive loss, net of taxes	85	148	—	—
Deferred income taxes	54	94	—	—

Net amount recognized	$(97)	$(66)	$(44)	$(47)

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

		Other Postretirement
	Pension Benefits	Benefits

2006	$32	$4
2007	36	4
2008	40	4
2009	45	3
2010	49	3
Years 2011-2015	334	13

Defined Benefit Pension Plans
As of February 2, 2006, the Company sponsors the following defined benefit pension plans:
- Albertsons Employees Corporate Pension Plan
- Executive Pension Makeup Plan
- Shaw’s Supplemental Executive Retirement Plan
- Shaw’s Retirement Account Plan
- Shaw’s Pension Plan for Union Employees
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
The Executive Pension Makeup Plan, the Shaw’s Supplemental Executive Retirement Plan, a supplemental executive retirement benefit plan for the Company’s Chief Executive Officer and certain other plans are unfunded, nonqualified plans which provide certain key employees retirement benefits that supplement those provided by the Company’s other retirement plans.
The accumulated benefit obligation for all defined benefit pension plans was $1,230 and $1,201 at February 2, 2006 and February 3, 2005, respectively. At February 2, 2006, February 3, 2005 and January 29, 2004, the accumulated benefit obligation for all defined benefit pension plans exceeded the fair value of plan assets. The Company therefore recognized a decrease in the additional minimum pension liability of $103 ($63 net of tax) in 2005 and increases of $57 ($36 net of tax) and $21 ($13 net of tax) in 2004 and 2003, respectively. These adjustments are included in Accumulated other comprehensive loss in the Consolidated Stockholders’ Equity Statements.
Net Periodic Benefit Expense
Net periodic benefit expense for defined benefit pension plans consisted of the following:

	2005	2004	2003

Service cost - benefits earned during the period	$37	$27	$13
Interest cost on projected benefit obligations	66	58	40
Expected return on assets	(71)	(57)	(32)
Amortization of prior service benefit	(6)	(6)	(6)
Recognized net actuarial loss	24	16	22
Curtailment gain	—	—	(7)

Net periodic benefit expense	$50	$38	$30

Weighted average assumptions used for the defined benefit pension plans consist of the following:

	2005	2004	2003

Weighted average assumptions used to determine benefit obligations (1):
Discount rate	5.75%	5.40-5.45%	5.80%
Rate of compensation increase	2.98-3.75	3.00-3.75	3.45-4.50
Weighted average assumptions used to determine net periodic benefit cost (2):
Discount rate	5.40-5.45	5.80-6.15	6.15
Rate of compensation increase	2.98-3.75	3.00-3.75	3.45-4.50
Expected long-term return on plan assets (3)	8.00	8.00	8.00

(1)	Benefit obligations and the fair value of plan assets are measured as of the Company’s fiscal year-end.

(2)	Net periodic benefit expense is measured using weighted average assumptions as of the beginning of each year.

(3)	Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon an individual plan’s asset allocation, composite return percentiles are developed upon which the plan’s expected long-term return is based.
Contributions
The Company expects to contribute $13 to its pension plans in 2006. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act (“ERISA”), with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation (“PBGC”) variable rate premiums and/or participant notices of under-funding. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.
Plan Assets
Assets of the defined benefit pension plans are invested in directed trusts as follows:

	February 2,	February 3,
	2006	2005

Domestic equity	52%	53%
Fixed income	26	27
International equity	18	16
Real estate	3	3
Cash equivalents	1	1
Investments in the pension trusts are overseen by the Investment Management Subcommittee which is composed of officers of the Company and outside experts. The Shaw’s Retirement Account Plan and Shaw’s Pension Plan for Union Employees are invested primarily in institutional mutual funds. The Albertsons Employees Corporate Pension Plan is invested both in institutional mutual funds and separate investment manager portfolios. The Albertsons pension plan investment guidelines consist of the following:
-	Categorical restrictions such as no commodities, no short sales, and no margin purchases;

-	Portfolio restrictions that address such things as proxy voting, brokerage arrangements and restrictions on the purchase of Company securities;

-	Asset class restrictions that address such things as single security or sector concentration, capitalization limits and minimum quality standards; and

-	A provision for specific exemptions from the above guidelines upon approval by the Investment Management Subcommittee.

-	Futures and options must be used for hedging purposes only and not for speculative purposes. Long futures positions may be used in place of cash market securities (e.g., treasury futures purchased in place of buying long treasury bonds).

The overall investment strategy and policy has been developed based on the need to satisfy the long-term liabilities of the defined benefit pension plans. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios, commingled pools and both general and portfolio-specific investment guidelines. Managers are expected to generate a total return consistent with their philosophy, offer protection in down markets and meet or exceed certain return targets. The asset allocation guidelines are as follows:

	Minimum		Maximum
	Exposure	Target	Exposure

Domestic Equities
Large	22-40%	25-50%	29-60%
Small	5-18	10-19	15-22
Fixed Income	20-32	25-33	30-44
Non-U.S. Equities	8-10	14-15	14-20
Real Estate	0-8	0-8	0-9
Other Postretirement Benefits
The Company offers health and life insurance to retirees under multiple programs. The terms of these plans vary based on employment history and date of retirement. For certain pre-1991 retirees, the Company provides coverage at little or no cost to the retirees. For other current retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost. On December 5, 2003, the Board of Directors approved a curtailment of retirement medical benefits for all non-retired employees. For retirees after June 1, 2004, the fixed dollar employer contribution was eliminated and retiree contributions fund the entire benefit.
The net periodic postretirement benefit cost was as follows:

	2005	2004	2003

Service cost	$—	$—	$2
Interest cost	1	1	4
Amortization of unrecognized gain	(1)	—	(1)

Net periodic postretirement benefit cost	$—	$1	$5

The discount rate used to determine the Company’s obligation with respect to Company-sponsored postretirement benefit plans was 4.96%, 4.00% to 4.10% and 3.55% as of the end of 2005, 2004 and 2003, respectively. As a result of a plan curtailment of the Albertsons plans in 2003, there are no expected employer paid benefit payments for any employees who participate in those plans and who retire after June 1, 2004. Therefore, in 2003, the duration of the expected employer paid benefit payments for the Albertsons plans was reduced. As a result of a plan curtailment of the Shaw’s plan in 2005, there are no expected employer paid benefit payments for any employees who participate in that plan and who retire after June 1, 2006. Therefore, in 2005, the duration of the expected employer paid benefit payments for the Shaw’s plan was reduced. Discount rates are based on the expected timing and amounts of the future employer paid benefits.
The expected employer benefit payments for certain pre-1991 retirees were measured using an annual medical trend in the age-specific per capita cost of covered health care benefits. For 2005, the medical trend used for non-prescription claims was 6% and the trend for prescription claims was 15%, reducing 2% each future year until reaching an ultimate trend of 6% for years thereafter. The medical trend does not affect the expected employer benefit payments for other retirees. With the exception of the plans covering certain grandfathered retirees, all postretirement plans are contributory, with participants’ contributions adjusted periodically. The accounting for the health care plans anticipates that the Company will not increase its contribution for health care benefits for non-grandfathered retirees in future years.
Since the subsidy levels for the Albertsons and the former defined dollar plans are fixed and the number of certain grandfathered retirees is small, a 1% health care cost trend increase or decrease would have no material impact on the accumulated postretirement benefit obligation or the postretirement benefit expense.
In December 2003 the Medicare Act was signed into law, which established a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In 2004, the Company elected not to recognize any of the potential accounting effects of the Medicare Act because the actuarial equivalence of our retiree medical plans was undeterminable. In 2005, the Company completed its analysis of the Medicare Act and concluded that its plans are at least “actuarially equivalent” to the Medicare Part D plan and that it is eligible for the subsidy. The effects of the Medicare Act and the subsidy were not significant. The subsidy reduced the net periodic postretirement benefit cost by less than $1 and caused a $7 reduction to the 2005 accumulated postretirement benefit obligation in accordance with the provisions of FSP FAS 106-2.
Defined Contribution Plans
The Company sponsors the Albertsons Savings and Retirement Estates (“ASRE”) Plan and the Executive ASRE Makeup Plan, which are defined contribution retirement plans. ASRE is a profit sharing plan with a salary deferral feature pursuant to Section 401(k) of the Internal Revenue Code. Most participants in ASRE are eligible to receive a profit sharing contribution (Company contribution based on employee compensation). In addition, the Company provides a matching contribution based on the amount of eligible compensation contributed by the associate. The Executive ASRE Makeup Plan provides certain key employees retirement benefits that supplement those provided by the Company’s other retirement plans.
The Company sponsored a tax-deferred savings plan that was also a salary deferral plan pursuant to Section 401(k) of the Internal Revenue Code, which was merged with ASRE during 2004. In addition, the Company sponsors the Shaw’s 401(k) Plan. The plan covers non-union employees as well as certain employees represented by a labor union, who meet age and service eligibility requirements.
All Company contributions to ASRE and to the Shaw’s 401(k) Plan are made at the discretion of the Board of Directors. The total amount contributed by the Company is included with the ASRE defined contribution plan expense. Total contribution expenses for these plans were $137, $156 and $143 for 2005, 2004 and 2003, respectively.
Post-Employment Benefits
The Company recognizes an obligation for benefits provided to former or inactive employees after employment but before retirement. The Company is self-insured for certain of its employees’ short-term and long-term disability plans, which are the primary benefits paid to inactive employees prior to retirement.
Following is a summary of the obligation for post-employment benefits included in the Company’s Consolidated Balance Sheets:

	February 2, 2006	February 3, 2005

Included with Salaries and related liabilities	$33	$35
Included with Other long-term liabilities	63	69

	$96	$104

Multi-Employer Plans
The Company contributes to various multi-employer pension plans under industry-wide collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. The Company contributed $130, $115 and $92 to these plans in the years 2005, 2004 and 2003, respectively. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, return on the assets held in the plans, actions taken by trustees who manage the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market or another employer withdraws from a plan without provision for their share of pension liability. Many recently completed labor negotiations have positively affected the Company’s future contributions to these plans.
The Company also makes payments to multi-employer health and welfare plans in amounts representing mandatory contributions which are based on reserve requirements set forth in the related collective bargaining agreements. Some of the collective bargaining agreements up for renewal in the next several years contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s selling, general and administrative expenses could increase, possibly significantly, in the future. Total contributions to these plans were $483, $520 and $416 for 2005, 2004 and 2003, respectively.
Collective Bargaining Agreements: As of February 2, 2006, the Company employed approximately 234,000 associates, of which approximately 52% were covered by collective bargaining agreements, primarily with the United Food and Commercial Workers and International Brotherhood of Teamsters. Labor agreements covering approximately 7,000 associates expire during 2006.

13. Employment Contracts and Change in Control Agreements
The Company has entered into a ten-year employment agreement with its Chairman of the Board, Chief Executive Officer and President (the “CEO Agreement”), which provides this executive with a minimum base salary, the opportunity to receive annual bonus payments and stock awards, a supplemental retirement benefit, certain fringe benefits, the right to certain guaranteed payments and vesting of stock awards upon his termination or departure from the Company and other benefits. The Company has also entered into a three-year employment agreement with its Executive Vice President, Marketing and Food Operations (the “EVP Agreement”). The EVP Agreement provides the executive with a minimum base salary, certain fringe benefits and the right to certain guaranteed payments upon his termination or departure from the Company. The Company also has agreements with other executive officers which provide the executive with a minimum base salary and, upon termination or departure from the Company, certain guaranteed payments and the vesting of stock awards.
The Company has entered into change-in-control (“CIC”) severance agreements with certain executives to provide them with stated severance compensation should their employment with the Company be terminated under certain defined circumstances prior to or following a CIC. The CIC severance agreements have varying terms and provisions depending upon the executive’s level within the organization and other considerations, including up to three times base salary and current target bonus, payable in a lump sum for the most senior executives and, for these executives, a tax gross-up payment to make the executive whole for any excise taxes incurred due to Section 280G of the Internal Revenue Code (a “tax gross up”). The Company does not have a separate CIC agreement with the CEO. Rather, the CEO Agreement contains CIC termination provisions applicable during the CEO Agreement’s full term that are comparable to those provided to the Company’s other most senior executives, including a tax gross up. Unlike the CIC agreements, however, the CEO Agreement provides the CEO with the ability to terminate his employment for any reason during the seventh month following a CIC and receive the stated CIC severance benefits.
The CIC agreements expire on December 31, 2005. However, beginning on January 1, 2004 and each January 1st thereafter, the term of the agreement will automatically be extended for an additional year unless the Company or the executive gives notice by September 30th of the preceding year that the Company or the executive does not wish to extend the agreement. No such notices were given in 2005. In the event that a CIC occurs during the term of the agreements, the agreements provide for a two-year protection period (referred to as the severance period) during which time the executive will receive the stated benefits upon an involuntary termination (other than for “Cause” (as defined in the agreements)) or resignation for “Good Reason” (as defined in the agreements).
The CIC agreements are considered to be “double trigger” arrangements wherein the payment of severance compensation following a CIC is predicated upon the occurrence of two triggering events: (1) the occurrence of a CIC as defined in the agreements; and (2) the involuntary termination of the executive (other than for Cause) or the executive’s termination of employment with the Company for Good Reason.
In consideration for the severance protection afforded by such agreements, the senior executives (including the CEO in the CEO Agreement) have agreed to certain non-compete and non-solicitation provisions.
14. Leases
The Company leases a portion of its real estate. The typical lease period is 15 to 20 years and most leases contain renewal options. Exercise of such options is dependent on a variety of factors, including the level of business conducted at the location. In addition, the Company leases certain equipment. Some leases contain contingent rental provisions based on sales volume at retail stores or miles traveled for trucks. Capitalized leases are calculated using interest rates appropriate at the inception of each respective lease.
Following is a summary of the Company’s assets under capitalized leases.

	February 2,	February 3,
	2006	2005

Real estate and equipment	$917	$910
Accumulated amortization	(166)	(144)

	$751	$766

Future minimum lease payments for noncancelable operating leases (which exclude the amortization of acquisition-related fair value adjustments), related subleases and capital leases at February 2, 2006, are as follows:

	Operating		Capital
	Leases	Subleases	Leases

2006	$437	$(52)	$116
2007	425	(50)	117
2008	389	(33)	115
2009	356	(22)	117
2010	330	(17)	115
Thereafter	3,133	(40)	1,457

Total minimum obligations (receivables)	$5,070	$(214)	2,037

Interest			(1,158)

Present value of net minimum obligations			879
Current portion			(23)

Long-term obligations at February 2, 2006			$856

Rent expense under operating leases was as follows:

	2005	2004	2003

Minimum rent	$497	$469	$392
Contingent rent	15	18	18

	512	487	410
Sublease rent	(62)	(60)	(45)

	$450	$427	$365

15. Financial Instruments
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
The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and bank line borrowings approximate their carrying amounts. The estimated fair value of outstanding debt (excluding bank borrowings) was estimated using current market prices as follows:

	February 2,	February 3,
	2006	2005

Fair value	$5,225	$6,767
Carrying amount	5,450	6,006
16. Legal Proceedings
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
In September 2000 an agreement was reached and court approval granted to settle eight purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the claims administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims in 2005.
The claims administrator has been assigning values to claims as a result of the 2004 claims process. The value of these claims will likewise be subject to challenge by either party. The Company raised certain challenges to the claims process, including the supplemental information submitted by plaintiffs’ counsel in 2005, and valuation protocols; on January 4, 2006, the court granted in part the Company’s motion and directed the claims administrator to value the claims disregarding certain information. Presently pending before the court is a motion filed by the plaintiffs making further challenge to the process. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
In July 2004 a case similar to Dunbar involving salaried drug/merchandise managers was filed in the same court (Victoria A. Moore, et al. v. Albertson’s, Inc.). In March 2005 the parties reached a tentative settlement. On March 10, 2006, the court granted final approval to the settlement.

Based on information presently available to the Company, management does not expect that payments under this settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
On January 24, 2006, a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which has been removed to the United States District Court for the District of Idaho, challenges the merger agreement entered into in connection with the pending sale of the Company and related transactions. Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions. Albertsons believes that the claims asserted in this action are without merit and intends to defend this suit vigorously. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
17. Commercial Commitments and Guarantees
Commercial Commitments
The Company had outstanding letters of credit of $124 as of February 2, 2006, which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company’s credit facilities. Of the $124 outstanding at year end, $108 were standby letters of credit covering workers’ compensation and performance obligations. The remaining $16 were commercial letters of credit supporting the Company’s merchandise import program. The Company paid issuance fees in 2005 averaging 0.45% of the outstanding balance of the letters of credit.
Guarantees
The Company provides guarantees, indemnifications and assurances to others in the ordinary course of its business. The Company has evaluated its agreements that contain guarantees and indemnification clauses in accordance with the guidance of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
The Company is contingently liable for certain operating leases that were assigned to third parties in connection with various store closures and dispositions. If any of these third parties fail to perform its obligations under one of these leases, the Company could be responsible for the lease obligations. In 2003 the Company was notified that certain of these third parties had become insolvent and were seeking bankruptcy protection. At January 29, 2004, approximately 26 store leases for which the Company was contingently liable were subject to the bankruptcy proceedings of these third parties and 22 of those had been rejected by the applicable third parties. The Company recorded pre-tax charges of $20 in 2003, which represented the remaining minimum lease payments and other payment obligations under the 22 rejected leases, less estimated sublease income and discounted at the Company’s credit-adjusted risk-free interest rate. As of February 2, 2006, approximately 16 store leases remained for which the Company is liable. Terminations and payments of $4 made on these leases in 2005 resulted in a reduction of the Company’s liability to $8. As of February 2, 2006, the Company had remaining guarantees on approximately 251 stores with leases extending through 2035. Assuming that each respective purchaser became insolvent, an event the Company believes to be remote because of the wide dispersion among third parties and the variety of remedies available, the minimum future undiscounted payments, exclusive of any potential sublease income, total approximately $459.

The Company enters into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnities, tax indemnities, indemnities against third party claims arising out of arrangements to provide services to the Company, indemnities in merger and acquisition agreements and indemnities in agreements related to the sale of Company securities. Also, governance documents of the Company and substantially all of its subsidiaries provide for the indemnification of individuals made party to any suit or proceeding by reason of the fact that the individual was acting as an officer, director or agent of the relevant company or as a fiduciary of a company-sponsored welfare benefit plan. The Company also provides guarantees and indemnifications for the benefit of many of its wholly owned subsidiaries for the satisfaction of performance obligations, including workers’ compensation obligations. It is difficult to quantify the maximum potential liability under these indemnifications; however at February 2, 2006 the Company was not aware of any material liabilities arising from these indemnification arrangements.
18. Computation of Earnings Per Share

	2005		2004		2003
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Earnings (loss) from:
Continuing operations	$462	$462	$474	$474	$556	$556
Discontinued operations	(16)	(16)	(30)	(30)	—	—

Net earnings	$446	$446	$444	$444	$556	$556

Weighted average common shares outstanding	370	370	369	369	368	368

Potential common share equivalents	2		3		—

Weighted average shares outstanding	372		372		368

Earnings (loss) per common share and common share equivalents:
Continuing operations	$1.24	$1.25	$1.27	$1.28	$1.51	$1.51
Discontinued operations	(0.04)	(0.04)	(0.08)	(0.08)	—	—
Net earnings	1.20	1.21	1.19	1.20	1.51	1.51

Calculation of potential common share equivalents:
Potential common shares assumed issued from exercise of the Corporate Units	—		24		—
Options to purchase potential common shares	20		28		11
Potential common shares assumed purchased with potential proceeds	(18)		(49)		(11)

Potential common share equivalents	2		3		—

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from assumed exercise of the Corporate Units	$—		$572		$—
Potential proceeds from exercise of options to purchase common shares	410		605		221

Total assumed proceeds from exercise	$410		$1,177		$221
Common stock price used under treasury stock method	$22.23		$23.86		$20.33

Potential common shares assumed purchased with potential proceeds	18		49		11

Outstanding options excluded in 2005, 2004 and 2003 (option price exceeded the average market price during the period) amounted to 22.5 million shares, 17.0 million shares and 29.4 million shares, respectively.

19. Quarterly Financial Data (Unaudited)

(Dollars in millions, except per share data)	First	Second	Third	Fourth	Year

2005
Sales	$9,993	$10,188	$9,950	$10,227	$40,358
Gross profit	2,810	2,856	2,798	2,856	11,320
Operating profit	293	303	254	388	1,238
Earnings from continuing operations	107	110	81	164	462
Loss from discontinued operations	(7)	(3)	(4)	(2)	(16)
Net earnings	100	107	77	162	446
Earnings per share*:
Basic	0.27	0.29	0.21	0.44	1.21
Diluted	0.27	0.29	0.21	0.43	1.20

2004
Sales	$8,612	$10,169	$9,974	$11,055	$39,810
Gross profit	2,428	2,872	2,786	3,076	11,162
Operating profit	192	331	281	422	1,226
Earnings from continuing operations	56	125	107	186	474
(Loss) earnings from discontinued operations	(20)	(21)	3	8	(30)
Net earnings	36	104	110	194	444
Earnings per share*:
Basic	0.10	0.28	0.30	0.53	1.20
Diluted	0.10	0.28	0.29	0.52	1.19

*  May not sum due to rounding differences.
Amounts for all quarters presented prior to first quarter of 2005 have been restated to separately present discontinued operations that occurred in 2005. See Note 5 “Discontinued Operations, Restructuring Activities and Closed Stores.”
20. Subsequent Event
On March 13, 2006, the pre-merger waiting period for the proposed Transactions (see Note 1, “Business Description and Basis of Presentation”) with Supervalu, CVS and the Cerberus Group expired, indicating that the Federal Trade Commission (“FTC”) has completed the pre-merger review as required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. No divestiture of retail stores or other assets was required and the FTC imposed no conditions or restrictions on the proposed Transactions.
The proposed Transactions remain subject to the satisfaction of customary closing conditions, including approval of the Transactions by both Albertsons and Supervalu shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Management of the Company, including the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of February 2, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 2, 2006 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC‘s rules and forms.
Management’s annual report on internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth on pages 33 and 34 of this Annual Report on Form 10-K.
In November 2004, the Company began the implementation of the PeopleSoft Human Capital Management system. Implementation was completed at the corporate store support center and three divisions during 2004 and 2005, and the Company plans to continue the roll-out through 2006. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change.
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
The Company maintains a stockholder rights plan pursuant to which all stockholders receive one right for each share of common stock held. Subject to certain exceptions, the rights will become exercisable for shares of preferred stock upon the earlier of (1) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock and (2) 10 business days (or such later date as may be determined by the Board of Directors) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock (collectively, the persons or groups referenced in (1) and (2) are referred to as an “Acquiring Person”). The plan was amended on January 22, 2006 to provide that none of the execution, delivery or performance of an agreement and plan of merger entered into among the Company, Supervalu, Emerald Acquisition Sub, Inc. (“Acquisition Sub”), New Aloha Corporation (“New Diamond”) and New Diamond Sub, Inc. in connection with the proposed sale of the Company announced on January 23, 2006 would cause Supervalu, Acquisition Sub, New Diamond or any of their respective affiliates or associates to become an Acquiring Person. A copy of the amendment is attached to this Annual Report on Form 10-K as Exhibit 4.1.4 and is incorporated herein by reference.
On March 24, 2006, the Management Development/Compensation Committee (the “Committee”) of the Board of Directors authorized amendments to certain of the Company’s compensation and benefit plans, including the following:
1. Amendments to Non-qualified Plans — The Committee authorized the amendment of the following non-qualified plans:
•	Albertson’s, Inc. 2005 Deferred Compensation Plan
•	Albertson’s, Inc. 2000 Deferred Compensation Plan
•	Albertsons’, Inc. Executive Deferred Compensation Plan
•	Albertsons’, Inc. 1990 Deferred Compensation Plan
•	Albertson’s, Inc. Senior Executive Deferred Compensation Plan
•	Albertson’s, Inc. Executive Pension Makeup Plan
•	Albertsons’, Inc. Non-Employee Directors’ Deferred Compensation Plan
•	American Stores Company Supplemental Executive Retirement Plan
•	ASRE Make-Up Plan
•	Shaw’s Supermarkets, Inc. Deferred Compensation Plan
•	Shaw’s Supermarkets, Inc. Supplemental Savings Plan
In each case, the amendment allows plan participants to elect to receive a lump sum distribution in cash (payable from an applicable trust or general corporate assets) of such participant’s vested account balance under the plan as of the date of the distribution, payable as soon as practicable on or after (but no later than 30 days after) January 1, 2007, or, if later, the effective date of a Change in Control (as defined in the relevant plan) of the Company. The Transactions would constitute a Change in Control under each plan. For purposes of the Albertson’s, Inc. Executive Pension Makeup Plan and Shaw’s Supermarkets, Inc. Supplemental Savings Plan, which are non-account balance plans, and certain other non-material non-account balance plans, the amendment also provides that the amount of the lump sum payment will be determined as of the date of the distribution using, in lieu of any actuarial factors applicable to the plan for calculating a lump sum or any other purpose, the following actuarial factors: an interest rate equal to the average yield to maturity for 30-year U.S. Government Bonds as of the date of the distribution, and unloaded 94 GAR mortality rates, blended 50% male and 50% female, projected to 2002. As of February 28, 2006, total non-qualified plan assets were approximately $269 while total non-qualified plan liabilities were approximately $232. The amendments also provide for the associated plans’ operation in accordance with Internal Revenue Code Section 409A.
In the case of the ASRE Make-Up Plan, the authorized amendment also allows for an interim Company contribution on pay and matching contribution for plan year 2006 to plan participants employed by the Company on the effective date (if it occurs) of the Transactions. The amount of the contribution cannot exceed $2.5.
This summary of the material provisions of the amendments is qualified in its entirety by the terms and provisions of the actual plan amendments.

2. Amendments to Existing Non-qualified Plan Trusts — As of the date hereof, the Company maintains several trusts in support of its non-qualified plans, including the following (the following trusts referenced herein as the “Trusts”):
•	Albertson’s, Inc. 2000 Deferred Compensation Trust
•	Albertson’s Inc. Executive Pension MakeUp Trust Agreement (the “Executive Pension MakeUp Trust”)
•	Albertson’s Inc. 1990 Deferred Compensation Trust
•	Albertson’s, Inc. Executive Deferred Compensation Trust (the “Executive Deferred Compensation Trust”)
•	Shaw’s Supermarkets, Inc. Master Deferred Compensation Trust
•	Shaws Supermarkets, Inc. Supplemental Executive Retirement Plan Trust
The Trusts are funded with a combination of liquid assets (including life insurance policies) and, in the case of the Executive Pension MakeUp Trust and Executive Deferred Compensation Trust, real estate. The Committee authorized amendments to the Trusts to provide that effective as of a date prior to the occurrence of any Change in Control (as defined in each Trust), each Trust (as well as certain other non-material trusts) that is not presently irrevocable would be revoked according to its terms, and its assets combined with the aggregate assets of all other revoked trusts to provide for a single, master trust (the “Master Trust”). The Committee also resolved that any trust supporting a non-qualified plan that by its terms is presently irrevocable, would be merged into the Master Trust (if it is established). The Transactions (if consummated) would constitute a Change in Control for these purposes. The Committee also authorized the entrance into the Master Trust, the terms of which are not materially different from those of the existing Trusts. The Committee also authorized the Company to take appropriate actions with respect to the Executive Pension MakeUp Trust and Executive Deferred Compensation Trust, prior to a Change in Control (as defined in each Trust), to exchange for cash, cash equivalents or other assets any insurance contracts or real estate held by such Trusts in accordance with the terms of the Trusts.
This summary of the material provisions of the Trust amendments and Master Trust is qualified in its entirety by the terms and provisions of the actual Trust amendments and Master Trust.
3. Restricted Stock Units — The Committee authorized holders of all outstanding deferred or deferrable restricted stock units (“RSUs”) (other than with respect to RSUs granted in January 2006) and all outstanding Non-Employee Director deferred stock units (together with the RSUs, the “Units”) to accelerate their current election with respect to the payout of vested Units. The action entitles Unit-holders to elect to receive a payout of vested Units as soon as practicable on or after (but no later than 30 days after) the earlier of (a) the time that the Units would be paid pursuant to the terms of the existing Unit agreement and any related deferral election and (b) January 1, 2007, or, if later, the effective date of a Change in Control (as defined in the relevant Unit agreement) of the Company. The Transactions would constitute a Change in Control under each Unit agreement.
The Committee also authorized the creation of a trust (the “RSU Trust”) to fund the payout of outstanding Units (other than with respect to RSUs granted in January 2006) following the consummation of the Transactions. The RSU Trust becomes operable only if the Transactions are consummated and becomes irrevocable upon the consummation of the Transactions until all trust assets are depleted or, if earlier, the date that all obligations due participants and beneficiaries of the RSU Trust are satisfied.

This summary of the material provisions of the Unit amendments and the RSU Trust is qualified in its entirety by the terms and provisions of the actual Unit amendments and RSU Trust.
4. Amendments to Officer Change of Control Severance Agreements — The Committee authorized amendments to the following change in control severance agreements:
•	Albertsons Change of Control Severance Agreement for Executive Vice Presidents
•	Albertsons Change of Control Severance Agreement for Senior Vice Presidents and Group Vice Presidents
•	Albertsons Change of Control Severance Agreement for Vice Presidents
See “Part III. Item 11. Directors and Executive Officers of the Registrant, Agreements with Named Executive Officers,” for a complete description of the Albertsons Change of Control Severance Agreement for Executive Vice Presidents. The amendments have the following effects: (1) clarifying that the Company’s annual incentive program (but not its long-term incentive bonus program) is included in the severance benefit calculation (which is a multiple of salary plus annual bonus) and that, with respect to Executive Vice Presidents, references to bonus throughout the agreement do not intend to refer to the maximum incentive compensation award payable under the Company’s bonus plan for its five most highly compensated officers, but rather to the Company’s annual incentive program, (2) providing that outplacement benefits contemplated by the agreements must be completed by December 31st of the second calendar year following the calendar year in which the termination date occurs, (3) providing that relocation benefits contemplated by the agreements will be paid in a lump sum in an agreed upon amount, and (4) providing that if the welfare benefits continuation contemplated by the agreements would result in negative tax consequences to the participant, the Company may satisfy its obligation to provide the benefits through payment of a lump sum or, in the case of health plan coverage, the provision of medical benefits continuation through insurance coverage obtained on the participant’s behalf. The amendments also provide for the agreements’ operation in accordance with Internal Revenue Code Section 409A and allow for interest earnings, in a specified amount, on severance benefits that cannot be paid immediately upon an officer’s termination because of Internal Revenue Code Section 409A. This summary of the material provisions of the amendments is qualified in its entirety by the terms and provisions of the actual amendments.
5. Amendment to Officer Change of Control Severance Benefit Trust — The Committee authorized an amendment to the Albertsons Inc. Change of Control Severance Benefit Trust (the “Severance Benefit Trust”) to delay the funding and irrevocability of the Severance Benefit Trust until the occurrence of a Change in Control (as defined in the Severance Benefit Trust) and to provide for an initial funding of $50 to the Severance Benefit Trust within 30 days of a Change in Control (provided that, if the Company or its successor makes any payments satisfying change in control severance obligations following a Change in Control of the Company from assets outside of the Severance Benefit Trust, the $50 funding obligation will be reduced by the lesser of the amount of any payments made outside the Severance Benefit Trust and $35). In addition, the Committee authorized an amendment to the Severance Benefit Trust to provide that if, following any distribution from the Severance Benefit Trust, the total value of the trust fund is less than the “minimum funding obligation,” the Company or its successor will be obligated to promptly contribute additional cash to the Severance Benefit Trust such that the value of the trust fund is at no time less than the minimum funding obligation. For this purpose, the “minimum funding obligation” is the lesser of (1) $15 or (2) 1.3 times the then value of the total accrued benefits relating to the Change in Control severance obligations of the Company or its successor. The authorized amendments also provide that the Severance Benefit Trust will terminate upon the earliest of (1) the payment of all amounts due to participants as severance obligations following a Change in Control, (2) the administrator of the Severance Benefit Trust providing its express written consent to termination and (3) the later of (a) the first date on which the minimum funding obligation does not exceed $1 and (b) the sixth anniversary of the Change in Control. The Transactions would constitute a Change in Control for these purposes. This summary of the material provisions of the amendment is qualified in its entirety by the terms and provisions of the actual amendment.

6. Amendment to Mr. Johnston’s Employment Agreement — The Committee authorized an amendment to Mr. Johnston’s employment agreement that addresses several items (the “Employment Agreement Amendment”). See “Part III. Item 11. Directors and Executive Officers of the Registrant, Agreements with Named Executive Officers,” for a complete description of Mr. Johnston’s employment agreement. The Employment Agreement Amendment allows Mr. Johnston to receive a lump sum payment equal to the present value of his supplemental retirement benefit accrued through the date of payment upon the later of the effective time of a Change of Control (as defined in the employment agreement) of the Company or January 1, 2007. The Transactions (if consummated) would constitute a Change in Control for this purpose. The Employment Agreement Amendment also provides that if Mr. Johnston receives his supplemental retirement benefit at a time other than following his termination of employment, he will be entitled to an additional cash payment upon the termination of his employment (or at such other time as required to comply with Internal Revenue Code Section 409A) equal to the excess of (i) the present value of the supplemental retirement benefit at the time of such termination of employment (assuming Mr. Johnston had not received the prior payment) over (ii) the amount of the payment previously made (increased by interest at a rate of 2.75% (the PBGC rate for immediate annuities in March 2006)) from the date of the initial payment until termination of employment. The Employment Agreement Amendment also (1) provides that if the benefits continuation contemplated by the employment agreement would result in negative tax consequences to Mr. Johnston, the Company may satisfy its obligation to provide the benefits through payment of a lump sum or, in the case of health plan coverage, the provision of medical benefits continuation through insurance coverage obtained on his behalf, (2) provides for the agreement’s operation in accordance with Internal Revenue Code Section 409A and (3) allows for interest earnings, in a specified amount, on severance benefits that cannot be paid immediately upon Mr. Johnston’s termination of employment because of Internal Revenue Code Section 409A. This summary of the material provisions of the Employment Agreement Amendment is qualified in its entirety by the terms and provisions of the actual Employment Agreement Amendment.
7. Amendment to Long-term Incentive Plan — The Committee authorized an amendment to the Company’s Long-term Incentive Plan (the “LTIP”). The LTIP amendment provides that if a participant’s employment with the Company is terminated without “Cause” or for “Good Reason” (as such terms are defined in the individual’s change in control severance agreement) during the two-year period following a Change in Control (as defined in the LTIP), the participant will be entitled to receive payment of a long-term incentive compensation award for all award periods in effect at the time of such termination of service, prorated based on the number of weeks of the relevant performance period(s) that elapsed until the occurrence of the Change in Control. If a participant remains employed with the Company until the end of the fiscal year in which a Change in Control occurs, the minimum long-term incentive award for any such participant for any award period ending at the close of the fiscal year in which the Change in Control occurs will be no less than such participant’s target award under the LTIP for such award period, prorated based on the number of weeks of the relevant performance period(s) that elapsed until the occurrence of the Change in Control. The Transactions (if consummated) would constitute a Change in Control for these purposes. The authorized amendment also provides for the operation of the LTIP in accordance with Internal Revenue Code Section 409A. This summary of the material provisions of the amendment is qualified in its entirety by the terms and provisions of the actual amendment.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Executive Officers of the Registrant.
Information about the Company’s executive officers is included as Item 3A in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Directors of the Registrant.
The Company’s Board of Directors is divided into three classes. Each year, the directors in one class stand for election. They are elected to three-year terms.

	Age as of	Class / Expiration		Director
Name	3/31/06	of Current Term	Other Information	Since
A. Gary Ames	61	Class II / 2006	President and Chief Executive Officer, MediaOne International (formerly U S West International), a telecommunications company, from 1995 until retirement in 2000. Mr. Ames is a director of F5 Networks, Inc., iPass, Inc., Tektronix, Inc. and Seattle Pacific University.	1988

Pamela G. Bailey	57	Class III / 2007	President and Chief Executive Officer of the Cosmetic, Toiletry and Fragrance Association, the global trade association for the personal care products industry, since April 2005. President and Chief Executive Officer of AdvaMed, a worldwide medical technology trade association, from June 1999 to April 2005. Chief Executive Officer and President of The Healthcare Leadership Council from 1990 to 1999. President of the National Committee for Quality Health Care from 1987 to 1997. Ms. Bailey is a director of Greatbatch, Inc.	1999

Teresa Beck	51	Class III / 2007	President of American Stores Company, a food and drug retailer, from March 1998 to June 1999 and Chief Financial Officer from March 1995 to March 1998. Ms. Beck is a director of ICOS Corp., Lexmark International, Inc., Questar Corp., the David Eccles School of Business of the University of Utah, Intermountain Health Care, The Nature Conservancy and the Nature Conservancy of Utah, and a member of the University of Utah National Advisory Council.	1999

Henry I. Bryant	63	Class I / 2008	Managing Director in the Corporate Finance Unit of J.P. Morgan & Co. Incorporated, an investment banking firm, from February 1987 until retirement in February 1998. Mr. Bryant is a director of Alsco Inc.	1999

Paul I. Corddry	69	Class II / 2006	Senior Vice President, Europe, of H.J. Heinz Company, a worldwide provider of processed food products and services, until retirement in 1992. Mr. Corddry is a director of the American University in Cairo, Corcoran Museum and School of Art, the Naples Philharmonic Center for the Arts and Swarthmore College.	1987

Bonnie G. Hill	64	Class I / 2008	President of B. Hill Enterprises, LLC, a consulting firm specializing in corporate governance and board organizational and public policy issues, since July 2001 and Co-Founder, Icon Blue, Incorporated, a provider of custom marketing promotional solutions. President and Chief	2002

	Age as of	Class / Expiration		Director
Name	3/31/06	of Current Term	Other Information	Since
			Executive Officer of The Times Mirror Foundation, a philanthropic foundation, from 1997 to July 2001. Senior Vice President, Communications and Public Affairs of the Los Angeles Times, a news publication, from 1998 to 2001. Ms. Hill is a director of AK Steel Holding Corp., California Water Service Group, The Hershey Co., The Home Depot, Inc., Yum! Brands, Inc., Goodwill Industries of Greater Los Angeles, Los Angeles Urban League, NASD Investor Education Foundation and the Police Assessment Resource Center.

Lawrence R. Johnston	57	Class I / 2008	Chairman of the Board of Directors and Chief Executive Officer of the Company since April 2001 and President since July 2003. President and Chief Executive Officer of GE Appliances, a maker of major household appliances and a division of General Electric Company, a diversified industrial corporation, from November 1999 to April 2001. Mr. Johnston is a director of The Home Depot, Inc., the Food Marketing Institute and CIES - The Food Business Forum.	2001

Jon C. Madonna	62	Class II / 2006	Chairman of the Board of DigitalThink, Inc., an e-commerce company, from April 2002 through May 2004. Chairman of the Board and Chief Executive Officer of KPMG Peat Marwick, an accounting firm, from 1990 through 1996. Mr. Madonna is a director of AT&T Corp., Phelps Dodge Corp. and Tidewater, Inc.	2003

			The Board has determined that Mr. Madonna, an independent director, is an “audit committee financial expert” as that term is defined under Item 401(h) of Regulation S-K. Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Madonna’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Madonna any duties, obligations or liabilities that are greater than those that are generally imposed on him as a member of the Audit/Finance Committee and the Board, and his designation as an “audit committee financial expert” does not affect the duties, obligations or liabilities of any other member of the Audit/Finance Committee or the Board.

Beth M. Pritchard	59	Class III / 2007	President and Chief Executive Officer of Organized Living, Incorporated, a retailer of home and office storage and organization products, from January 2004 until May 2005. Organized Living filed for Chapter 11 bankruptcy protection in May 2005. President and Chief Executive Officer of Bath & Body Works, Incorporated, a retailer of personal care products, from 1993 to January 2003. Ms. Pritchard is a director of Borders Group, Inc., Ecolab Inc. and the Columbus Association for Performing Arts.	2004

Beatriz Rivera	55	Class II / 2006	Member of Energy Resource Associates, LLC, an energy consulting firm, since January 2003. Cabinet Secretary of the Energy, Minerals and Natural Resources Department of the State of New Mexico from February 2002 to December 2002. Member of Energy Resource Associates, LLC, a consulting firm, from May 1999 to February 2002. Ms. Rivera is a member of the International Women’s Forum and New	1995

	Age as of	Class / Expiration		Director
Name	3/31/06	of Current Term	Other Information	Since
			Mexico Women’s Forum. Ms. Rivera is also a licensed attorney in California and New Mexico.

Wayne C. Sales	56	Class II / 2006	President and Chief Executive Officer of Canadian Tire Corporation, Limited, an inter-related network of businesses engaged in retail, financial services and petroleum, since August 2000. Mr. Sales is a director of Tim Hortons Inc., Canadian Tire Corporation, Ltd. and Ryerson University’s School of Retail Management.	2005

Kathi P. Seifert	57	Class I / 2008	Chairperson of Pinnacle Perspectives, LLC, a personal business consulting company, since July 2004. Executive Vice President of Kimberly-Clark Corporation, a global health and hygiene product manufacturing company, from November 1999 until retirement in June 2004. Ms. Seifert is a director of Appleton Papers Inc., Eli Lilly & Co., Revlon, Inc., the U.S. Fund for UNICEF and the Wisconsin Commission on Arts Education, Co-Chair of New North, Inc., Chairman of Fox Cities Performing Arts Center and a member of the Wisconsin International Trade Council.	2004
The Board of Directors maintains a standing Audit/Finance Committee. As of the date hereof, Ms. Bailey, Ms. Beck, Mr. Bryant, Mr. Madonna and Ms. Pritchard comprise the membership of the Audit/Finance Committee.
The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. This code of ethics is available on the Company’s website at www.albertsons.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website, www.albertsons.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and certain officers and persons who own more than ten percent of a registered class of the Company’s equity securities file with the SEC and the New York Stock Exchange reports of ownership and changes in beneficial ownership of the Company’s common stock. These directors, officers and greater than ten percent owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of these reports furnished to the Company or written representations that no other reports were required, we believe that during fiscal year 2005 all filing requirements were timely met with the exception of three late Forms 4 for each of Mr. Romeo Cefalo and Mr. Kevin Tripp. In each case the late filing was due to administrative error by the executive's broker in connection with the reinvestment of cash dividends on Company common stock held in each executive officers’ personal brokerage account.

Item 11. Executive Compensation.
The following table sets forth the compensation paid for each of the Company’s last three fiscal years to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company serving as of the end of the last completed fiscal year (collectively, the “named executive officers”).
Summary Compensation Table

					Long-Term Compensation
					Awards
					Restricted	Securities	All Other
		Annual Compensation			Stock	Underlying	Compen-
				Other Annual	Awards	Options /	sation
Name and	Fiscal	Salary (1)	Bonus (1)	Compensation (2)	(3)	SARs	(4)
Principal Position	Year	($)	($)	($)	($)	(#)	($)
Lawrence R. Johnston	2005	$1,460,575	$1,357,926	$225,147	$13,047,720	—	$355,230
Chairman of the	2004	1,405,386	300,000	104,041	5,752,871	750,000	514,689
Board, Chief	2003	1,300,000	1,950,000	105,335	5,148,585	750,000	365,706
Executive Officer and President

Robert J. Dunst	2005	575,000	430,620	5,209	3,385,494	—	79,133
Executive Vice	2004	472,019	67,008	1,628	920,459	40,000	99,424
President, Technology	2003	385,000	400,271	1,265	934,181	80,000	59,533
and Supply Chain

Paul T. Gannon (5)	2005	658,750	280,073	—	2,556,149	—	133,878
Executive Vice	2004	463,231	571,890	—	2,214,127	115,573	4,328
President, Marketing and Food Operations

John R. Sims	2005	526,923	354,058	7,509	3,105,003	—	73,182
Executive Vice	2004	501,346	71,185	4,689	575,299	75,000	108,706
President and General	2003	457,403	449,653	—	955,543	70,000	51,480
Counsel

Felicia D. Thornton	2005	615,000	420,438	7,769	3,243,645	—	85,362
Executive Vice	2004	591,289	83,947	4,427	719,118	31,250	126,926
President and Chief	2003	570,001	535,522	—	913,249	50,000	72,581
Financial Officer

(1)	Includes amounts deferred by certain of the named executive officers pursuant to the Company’s deferred compensation programs. For 2005, bonus for all named individuals includes amounts paid under the Company’s annual bonus plan and Long-Term Incentive Plan (“LTIP”). The Management Development/Compensation Committee of the Board of Directors implemented the LTIP in 2005 and at that time adopted three performance cycles. To phase in the program, the initial performance period (2005) was set for one year and the amounts earned for this one-year period are included above in the “Bonus” column. The performance cycle payable in 2006 measures Company performance over the two-year period of 2005 and 2006 and the performance cycle payable in 2007 measures Company performance over the three-year period of 2005 through 2007. See “Long-Term Incentive Plans – Awards in Last Fiscal Year”.

(2)	The amounts indicated in fiscal 2005 include, for Mr. Johnston, $187,985 for the value of personal use of corporate aircraft. The amounts indicated for fiscal 2004 include, for Mr. Johnston, $76,832 for the value of personal use of corporate aircraft. The amounts indicated in fiscal 2003 include, for Mr. Johnston, $70,975 for the value of personal use of corporate aircraft and $28,267 for financial planning.

(3)	Includes the dollar value (as of the award dates, based on the closing market price of Albertsons common stock on the award dates) of deferrable restricted stock units and deferred restricted stock units granted under the Amended and Restated 1995 Stock-Based Incentive Plan and 2004 Equity and Performance Incentive Plan, with cash dividend equivalents paid quarterly. Mr. Johnston was granted 282,300 deferrable units in January 2006 that vest over four years and 280,952 deferrable units in June 2005 that vest over three years commencing in June 2008. Mr. Johnston was granted deferrable units in December 2004 and December 2003 that vest over five years. Mr. Dunst was granted 53,000 deferrable units in January 2006 that vest over four years and 97,143 deferrable units in June 2005 that vest over three years commencing in June 2008. Mr. Dunst was granted 39,252 deferred units in December 2004 and 27,040 deferred units in December 2003 that vest over five years and 20,052 deferred units in June 2003 that vest over three years commencing in June 2006. Mr. Gannon was granted 10,000 deferrable units in January 2006 that vest over four years and 109,286 deferrable units in June 2005 that vest over three years commencing in June 2008. Mr. Gannon was granted 30,666 deferred units in December 2004 that vest over five years, 55,338 deferrable units in May 2004 that vest over two years and 9,804 deferrable units in May 2004 that vest over five years. Mr. Sims was granted 50,000 deferrable units in January 2006 that vest over four years and 87,429 deferrable units in June 2005 that vest over three years commencing in June 2008. Mr. Sims was granted 24,533 deferred units in December 2004 and 23,660 deferred units in December 2003 that vest over five years and 24,740 deferred units in June 2003 that vest over three years commencing in June 2006. Ms. Thornton was granted 44,000 deferrable units in January 2006 that vest over four years and 101,190 deferrable units in June 2005 that vest over three years commencing in June 2008. Ms. Thornton was granted 30,666 deferred units in December 2004 and 16,900 deferred units in December 2003 that vest over five years and 29,688 deferred units in June 2003 that vest over three years commencing in June 2006. The number and value of the aggregate restricted stock units held at fiscal year end (calculated using the closing price of Albertsons common stock on the New York Stock Exchange composite tape on February 2, 2006) was 1,864,666 shares valued at $46,914,997 for Mr. Johnston; 269,291 shares valued at $6,775,362 for Mr. Dunst; 198,134 shares valued at $4,985,051 for Mr. Gannon; 255,032 shares valued at $6,416,605 for Mr. Sims; and 303,114 shares valued at $7,626,348 for Ms. Thornton.

(4)	The amounts indicated include, in fiscal 2005, 2004 and 2003, premiums paid by the Company for term life insurance for Mr. Johnston in the amounts of $19,480 in each year. The amounts indicated also include, in fiscal 2005, 2004 and 2003, Company contributions under the Albertsons Savings and Retirement Estates (“ASRE”) and ASRE Makeup Plan defined contribution plans in the following amounts: for Mr. Johnston, $309,590, $470,680 and $329,508; for Mr. Dunst, $76,760, $97,255 and $59,533; for Mr. Gannon, $133,878, $4,328 and not applicable; for Mr. Sims, $71,460, $106,812 and $50,527; and for Ms. Thornton, $85,362, $126,926 and $72,581. The remaining amounts consist of interest accrued at above-market rates (as defined by the rules of the SEC) on compensation deferred pursuant to the Company’s nonqualified deferred compensation programs.

(5)	Mr. Gannon became an executive officer of Albertsons on September 13, 2004. From April through September 2004, Mr. Gannon served as President, Shaw’s Division. The 2004 bonus amount for Mr. Gannon includes $40,736 awarded under the Albertson’s, Inc. Executive Officers’ Annual Incentive Compensation Plan for his service as an executive officer of Albertsons during fiscal 2004. The remaining bonus amount reflects amounts to which Mr. Gannon was entitled as a result of his service as President, Shaw’s Division for a portion of fiscal 2004.
Options / SAR Grants in Last Fiscal Year
The Company did not grant any options to the named executive officers during fiscal 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		in-the-Money
	Shares		Options at Fiscal		Options at Fiscal
	Acquired on	Value	Year-End		Year-End
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	(#)	($)	(#)	(#)	($)	($)
Lawrence R. Johnston	—	—	1,172,701	1,230,679	$1,711,500	$3,208,500

Robert J. Dunst	—	—	147,556	121,890	283,000	363,600

Paul T. Gannon	—	—	23,114	92,459	47,957	191,834

John R. Sims	—	—	128,797	159,199	256,550	369,700

Felicia D. Thornton	—	—	311,658	138,853	202,788	251,650
Long-Term Incentive Plans – Awards in Last Fiscal Year

		Performance
		or other period	Estimated future payouts under non-stock price-
	Number of shares,	until	based plans (2)
	units or other	maturation or	Threshold	Target	Maximum
Name	rights ($)	payout (1)	($ or #)	($ or #)	($ or #)
Lawrence R. Johnston	$516,250	2 years	$0	$516,250	$1,032,500
	$516,250	3 years	$0	$516,250	$1,032,500

Robert J. Dunst	$150,000	2 years	$0	$150,000	$300,000
	$150,000	3 years	$0	$150,000	$300,000

Paul T. Gannon	$168,750	2 years	$0	$168,750	$337,500
	$168,750	3 years	$0	$168,750	$337,500

John R. Sims	$135,000	2 years	$0	$135,000	$270,000
	$135,000	3 years	$0	$135,000	$270,000

Felicia D. Thornton	$156,250	2 years	$0	$156,250	$312,500
	$156,250	3 years	$0	$156,250	$312,500

(1)	Under the Company’s LTIP, participants are eligible to receive an award, payable in cash, based on the Company’s achievement relative to financial targets. The two-year performance period awards are potentially payable in 2006 and will be based on fiscal 2005 and fiscal 2006 cumulative earnings per share (“EPS”) and average return on invested capital (“ROIC”) results. The three-year performance period awards are potentially payable in 2007 and will be based on fiscal 2005 through fiscal 2007 cumulative EPS and average ROIC results. In each case, the EPS and ROIC targets have been approved by the Company’s Management Development/Compensation Committee.

(2)	There is no minimum award. Target bonus is equal to 25% or, in the case of Mr. Johnston, 35% of the participant’s annual base salary at the end of the performance period. For purposes of this disclosure, target is based on participant salaries at February 2, 2006. The maximum award payable is 200% of the participant’s target bonus.

Retirement Benefits
The Company adopted a 401(k) defined contribution plan, ASRE, effective September 26, 1999, which is the Company’s primary retirement plan. To offset the loss of retirement benefits associated with tax law limitations, the Company also adopted the nonqualified ASRE Makeup Plan on September 26, 1999. Benefits are provided under the ASRE Makeup Plan for key employees equal to those that would otherwise be lost by qualified plan tax limitations. The contributions made by the Company to ASRE and the ASRE Makeup Plan for the benefit of the named executive officers are included in the figures in the Summary Compensation Table.
Compensation of Directors
Albertsons believes that compensation for non-employee directors should be competitive. During fiscal 2005, each non-employee director received:
•	$10,000 per quarter in cash as an annual retainer. The final quarterly payment was made contingent upon the director’s attendance at 75% of the total meetings of the Board and the committees on which he or she served during the year;

•	an annual award of $80,000 in Albertsons common stock. Each director was provided the right to choose to receive his or her award in stock, deferred stock equivalents or options to purchase four shares for every share of stock to which the director would be entitled on the date of the award; and

•	$1,500 for each Board and committee meeting attended when his or her attendance was required.
In addition, the chairs of the Nominating/Corporate Governance Committee and the Management Development/ Compensation Committee received a lump sum cash payment of $10,000 and the chair of the Audit/Finance Committee received a lump sum cash payment of $15,000. The Lead Director received a lump sum cash payment of $50,000. The compensation program incorporates these additional sums in recognition of the additional time and commitment associated with serving as a committee chair or the Lead Director. The Lead Director was given the opportunity to choose to receive his additional cash payment in stock, deferred stock equivalents or stock options at the four to one ratio described above.
Each non-employee director could elect to defer payment of his or her cash compensation into the Company’s nonqualified deferred compensation plan for non-employee directors. Albertsons executive officers do not receive additional compensation if they serve as directors.
The Company also pays travel and accommodation expenses of directors and, when requested by the Company, their spouses to attend Board meetings, conduct store visits, attend continuing director education courses and participate in other corporate functions. The Company also pays the attendance fee for one continuing director education program per year.
Agreements with Named Executive Officers
Agreement with Lawrence R. Johnston
The Company entered into an employment agreement with Lawrence R. Johnston effective April 23, 2001 and amended July 19, 2001 (the “CEO employment agreement”). An amendment to the agreement was approved by the Management Development/Compensation Committee of the Board of Directors (the “Committee”) on March 24, 2006 (“Amendment No. 2”). Mr. Johnston has not yet executed Amendment No. 2.
The CEO employment agreement retains Mr. Johnston as Chairman of the Board and Chief Executive Officer of the Company until the tenth anniversary of the commencement date of the agreement. The CEO employment agreement also permits the Board to assign additional duties to Mr. Johnston. The Board of Directors approved the CEO employment agreement after an extensive search had been conducted by the Board with the assistance of an executive search firm. In negotiating the terms of the CEO employment agreement, the Board sought advice from outside legal counsel and independent compensation consultants, and considered such factors as the competitive levels of Chief Executive Officer compensation at other companies of comparable industry and size, the Company’s internal executive compensation practices and the level of compensation deemed necessary to induce Mr. Johnston to accept the Company’s offer of employment and restore amounts forfeited by him upon leaving his former employer.
Mr. Johnston’s ongoing compensation arrangement provides for an annual base salary of not less than $1,250,000, an annual target bonus of not less than 100% of base salary (and a maximum annual bonus not to exceed 200% of base salary) and an annual stock option award with a Black-Scholes present value at grant of not less than 285% of the sum of his initial base salary and initial target bonus (which totals $7,125,000). A portion of this award may be in the form of a deferrable restricted stock unit award with equivalent value.
The CEO employment agreement also provides Mr. Johnston with certain severance benefits. If Mr. Johnston’s employment is terminated by reason of death, he will be entitled to all compensation and benefits accrued but not paid as of the termination date, as well as a supplemental retirement benefit (as described below). In addition, all of his outstanding stock option awards will become fully vested and exercisable for a period of two years following the date of death (or the remaining exercise period of the awards, if earlier). Also, all of his outstanding restricted stock unit awards will become vested as to the next two successive vesting dates following the date of death.
If Mr. Johnston’s employment is terminated by (A) the Company other than (1) for “Cause” (as defined in the CEO employment agreement) or (2) due to Mr. Johnston’s death, or (B) Mr. Johnston for “Good Reason’’ (as defined in the CEO employment agreement and which includes, but is not limited to, his decision to terminate for any reason during the seventh month following a “Change of Control’’ (as defined in the CEO employment agreement) of the Company), Mr. Johnston will be entitled to the following benefits:
•	within 30 days of the date of his termination, a cash payment equal to three times the sum of his then current base salary plus the greater of the most recent annual bonus paid or the most recent target bonus payable;

•	a cash payment equal to the pro rata portion of the annual bonus payable to Mr. Johnston for the fiscal year in which the termination occurs;

•	continued participation in Albertsons welfare benefit plans, fringe benefit plans and employee perquisites for the three-year period following Mr. Johnston’s termination of employment; provided that Amendment No. 2 provides that these benefits may be satisfied by the payment to Mr. Johnston of a lump sum payment in lieu of continuation of benefits or, in the case of health plan coverage, the provision of medical benefits continuation through insurance coverage obtained on Mr. Johnston’s behalf, instead of under Albertsons’ self-insured medical benefits plan;

•	Mr. Johnston’s outstanding unvested options to purchase Albertsons common stock will vest and all outstanding options held by him will remain exercisable until the earlier of five years from the date of his termination or the date of expiration of the full stated term of the option;

•	Mr. Johnston’s restricted stock unit awards that are unvested will vest and become nonforfeitable;

•	Mr. Johnston’s benefits under the Albertsons nonqualified benefit plans will become fully vested; and

•	gross-up payments in the event that Mr. Johnston is subject to excise taxes under Section 4999 of the Internal Revenue Code (the “Code”) as a result of any amounts paid or distributed to him pursuant to the employment agreement and all other plans and programs of Albertsons.
In addition, if Mr. Johnston’s employment is terminated for any reason, he is entitled to the following benefits:
•	within 30 days of the date of termination, any earned, but unpaid, base salary; any earned, but unpaid bonus for any fiscal year that ended prior to the fiscal year in which termination occurs; and the cash equivalent of any accrued, but unused, vacation;

•	any accrued employee benefits, subject to the terms of the applicable employee benefit plans; and

•	the right to require the company to purchase his primary residence in Boise, Idaho for his initial investment plus the cost of all improvements (with the company bearing any closing costs) if he is unable, notwithstanding his reasonable efforts, to sell the residence on his own. Mr. Johnston’s “reasonable efforts” must include the listing of the residence for at least six months with a qualified real estate broker.
Amendment No. 2 provides that if any payment to be made under the CEO employment agreement would occur at a time that does not qualify the payment as a short-term deferral under Section 409A of the Code, Mr. Johnston would receive payment upon the earlier of six months following his “separation from service” (as defined in the Code) or his death, and be entitled to interest earnings, in a specified amount, on these payments.
The severance benefits described above are subject to Mr. Johnston’s execution of a release of claims. In addition, Mr. Johnston has agreed not to compete with, nor solicit customers, employees or suppliers of, Albertsons or its subsidiaries or affiliates during the one-year period following termination of his employment.
Under the terms of the CEO employment agreement, Mr. Johnston is also entitled to a life annuity payable at age 62 (or earlier upon any termination of Mr. Johnston’s employment) equal to 50% of the average of the sum of his base salary and actual bonus from the highest three consecutive years during the ten years prior to his termination of employment (but not less than his initial base salary and initial target bonus, each of which is $1,250,000) offset by the amount of qualified and nonqualified pension benefits payable from the Albertsons plans and the plans of Mr. Johnston’s former employers, and subject to certain reductions if Mr. Johnston’s employment is voluntarily terminated by him without Good Reason, by Albertsons for Cause, or by reason of death. The annuity is generally reduced by 4% for each year of early commencement if he begins receiving payments prior to age 62. However, if termination of employment follows a Change of Control (as defined in the CEO employment agreement), which the Transactions (if consummated) will constitute, the 4% reduction will not apply. Amendment No. 2 provides Mr. Johnston with the right to elect to receive a lump sum payment of the then-actuarial value of this life annuity upon the later of the effective time of a Change of Control or January 1, 2007. If Mr. Johnston elects a lump sum payment but is still employed on the date he receives this benefit, he will be entitled to an additional payment at termination of employment equal to the excess of (1) the present value of the life annuity at the time of his termination of employment assuming that he had not received the prior payment over (2) the amount of the payment made pursuant to his election, increased by an interest factor at an annual rate of 2.75% from the date of the initial payment to the date of his termination of employment.
Agreement with Robert J. Dunst
Mr. Dunst and the Company are parties to a letter agreement that provides that upon termination of Mr. Dunst’s employment with the Company for any reason other than cause, he will be entitled to receive a lump sum severance payment equal to $595,000. Mr. Dunst is also a party to a change in control severance agreement with the Company (described below). To the extent that any severance benefits became payable to Mr. Dunst under the letter agreement and were not greater than the benefits payable under the change in control severance agreement, Mr. Dunst’s severance compensation would be governed by the change in control severance agreement and not the letter agreement.
Agreement with Felicia D. Thornton
Ms. Thornton and the Company are parties to a letter agreement that provides that upon termination of Ms. Thornton’s employment with the Company for any reason she will be entitled to all compensation and benefits accrued but not paid as of the termination date.
In addition, if Ms. Thornton’s employment is terminated by the Company other than for “Cause’’ (as defined in the letter agreement), or she terminates her employment for “Good Reason’’ (as defined in the letter agreement), she will receive a lump sum payment equal to the sum of her base salary and target bonus and a payment (at the time of bonus payments to other senior executives) of a pro-rata portion of the amount due to Ms. Thornton under the Company’s annual incentive plan for the fiscal year in which the date of termination occurs. In this situation,

Ms. Thornton is also entitled to one year of continued vesting of stock options and restricted stock and one year of continued participation in the Company’s welfare benefit plans, fringe benefits and employee perquisites (which period will be concurrent with any health care continuation benefits under COBRA). She is also entitled to gross-up payments in the event she is subject to excise taxes under Section 4999 of the Code as a result of any amounts paid to her pursuant to the letter agreement or otherwise.
Ms. Thornton is also a party to a change in control severance agreement with the Company (described below). To the extent that any severance benefits became payable to Ms. Thornton under the letter agreement and were not greater than the benefits payable under the change in control severance agreement, Ms. Thornton’s severance compensation would be governed by the change in control severance agreement and not the letter agreement.
Agreement with Paul T. Gannon
Mr. Gannon and the Company are parties to an employment agreement, effective as of December 15, 2004, as approved by the Committee. The Committee received advice from legal counsel and independent compensation consultants, and considered such factors as the level of compensation deemed necessary to induce Mr. Gannon to accept the Company’s offer of employment and restore amounts forfeited by him under an agreement in place with Shaw’s Supermarkets, Inc., of which Mr. Gannon had been President and Chief Executive Officer.
The employment agreement provides for an initial term of three years and may be extended by the Company upon notice to Mr. Gannon within 60 days of either December 15, 2006 or the second anniversary of any renewal term, as the case may be. In lieu of renewing the employment agreement, the Company can release Mr. Gannon from his duties during the remaining term of the employment agreement and pay Mr. Gannon the severance payments described below as if he had been terminated by the Company without “Cause” (as defined in the employment agreement). If the parties do not renew the employment agreement but Mr. Gannon continues on in the employ of the Company following the expiration of the employment agreement’s term, he will be an “at-will” employee.
The employment agreement provides Mr. Gannon with a minimum base salary of $610,000 during its term, which amount may be proportionally decreased in connection with a general decrease applicable to all senior executives. The employment agreement also provides Mr. Gannon the right to participate in annual and/or long-term bonus plans and benefit plans generally provided or made available to all employees at the Executive Vice President level and the right to receive all perquisites generally provided or made available to all employees at the Executive Vice President level.
Upon termination of Mr. Gannon’s employment with the Company for “Cause” (as defined in the agreement), or termination by Mr. Gannon, Mr. Gannon is entitled to receive all base salary and vacation accrued but not paid as of the termination date.
If Mr. Gannon’s separation from the Company is due to his death or permanent disability, he will be entitled to receive, as soon as practicable, (1) all base salary and vacation accrued but not paid as of the termination date, (2) his target bonus for the fiscal year in which the death or disability occurs, prorated for the actual period of service for that fiscal year, and (3) all death or disability benefits Mr. Gannon may be entitled to under the Company’s employee benefit or compensation plans generally.
If Mr. Gannon’s employment with the Company terminates for any reason not described above, Mr. Gannon will be entitled to (1) all base salary and vacation accrued but not paid as of the termination date, payable as soon as practicable, (2) two times his base salary (at the rate in effect at the time of termination) payable in equal monthly installments over a 24-month period, (3) his target bonus for the fiscal year in which the termination occurs, prorated for the actual period of service for that fiscal year, (4) outplacement services in an amount up to $50,000, and (5) continuation of group medical insurance benefits for up to 24 months.
Mr. Gannon is also a party to a change in control severance agreement with the Company (described below). To the extent that any severance benefits became payable to Mr. Gannon under the employment agreement and were not greater than the benefits payable under the change in control severance agreement, Mr. Gannon’s severance compensation would be governed by the change in control severance agreement and not the employment agreement.
In consideration for these provisions, Mr. Gannon has agreed to certain non-competition and non-solicitation provisions.
Change in Control Agreements
The Company entered into change of control (“CIC’’) severance agreements with Messrs. Dunst, Gannon and Sims and Ms. Thornton (the “Covered Officers”) to provide them with stated severance compensation should their employment with the Company be terminated under certain defined circumstances following a CIC. Mr. Johnston is not a party to a CIC agreement, as he has been provided protection in the event of a CIC pursuant to the CEO employment agreement, which is described above. An amendment to the CIC agreements was approved by the Committee on March 24, 2006 (the “CIC Amendment”). None of the Covered Officers has yet executed the CIC Amendment.
The CIC agreements had a stated expiration of December 31, 2005, subject to an automatic renewal provision. Under the provision, the CIC agreements automatically renew for a one-year period each January 1st unless the Company or the Covered Officer gives notice by September 30th of the preceding year that it, he or she does not wish to extend the agreement. No termination notice was given in 2005.
Under the terms of the CIC agreements, within five business days of a CIC (which would include the Transactions), each Covered Officer will receive a lump sum payment of such executive’s prorated annual bonus for the fiscal year that includes the date on which the CIC occurs. The payment will be determined by multiplying the executive’s target bonus award percentage by the executive’s base pay, prorated for the portion of the fiscal year elapsing prior to the CIC. The CIC Amendment clarifies the calculation of target bonus for this purpose. See “Item 9B. Other Information.”
Additionally, if, during the two-year period following the CIC (or prior to the CIC, but in connection with the CIC or at the request of a party attempting to effect a change of control of the Company), a Covered Officer’s employment is terminated other than for death, disability or “Cause” (as defined in the CIC agreements), or if, during that period, the executive terminates employment for “Good Reason” (as defined in the CIC agreements) and in either case, the executive executes a release of claims in connection with the executive’s termination of employment, the CIC agreements entitle the executive to the following benefits:
•	within five business days of the executive’s termination, a lump sum cash payment equal to three times the sum of (1) the executive’s annual base salary (at the highest rate in effect for any period within the three years prior to the executive’s termination of employment) and (2) the executive’s incentive pay (not including amounts received under any Albertsons equity or long-term incentive compensation plans) calculated by multiplying the target award percentage under the applicable plan as in effect prior to the termination by base salary;

•	continuation for 36 months following the executive’s termination of employment of welfare benefits that are substantially similar to those the executive was receiving or entitled to receive immediately prior to the executive’s termination of employment and continuation of COBRA benefits for an additional 18 months, reduced to the extent that comparable welfare benefits are actually received by the executive during the continuation period from another employer. The CIC Amendment provides that these benefits may be satisfied by the payment of a lump sum payment in lieu of continuation of benefits or in the case of health plan coverage, the provision of medical benefits continuation through insurance coverage obtained on an executive’s behalf instead of under Albertsons’ self-insured medical benefits plan;

•	active service credit for the 36-month continuation period for purposes of determining the executive’s eligibility for retiree medical or life insurance benefits;

•	outplacement services up to $50,000, which the CIC Amendment requires be completed by December 31 st of the second calendar year following the calendar year in which the termination date occurs;

•	within five business days of the executive’s termination, a lump sum payment for relocation in an amount set by the CIC Amendment at $100,000, if the executive was relocated while actively employed (including as a result of initial hire) within five years of the executive’s termination date; and

•	gross-up payments in the event that the executive is subject to excise taxes under Section 4999 of the Code as a result of any amounts paid or distributed to him or her pursuant to the change of control severance agreement or otherwise.
The CIC Amendment provides that if any payment to be made under the agreement would occur at a time that does not qualify the payment as a short-term deferral under Section 409A of the Code, the Covered Officer would receive payment upon the earlier of six months following his or her “separation from service” (as defined in the Code) or his or her death and be entitled to interest earnings, in a specified amount, on these payments.
The executives have agreed, pursuant to the CIC agreements, if they have received or are receiving benefits under the agreements, not to engage in any activity that is competitive to Albertsons or its divisions or affiliates and not to solicit any employees of Albertsons or any of its subsidiaries for the one-year period following termination of employment.
Upon a change of control of Albertsons, Albertsons is required to fund a “rabbi” trust to secure payments required to be made under certain change of control arrangements, including Mr. Johnston’s employment agreement and the change of control severance agreements.
Compensation Committee Interlocks and Insider Participation
During 2005, the members of the Management Development/Compensation Committee were A. Gary Ames, Pamela G. Bailey, Paul I. Corddry, Bonnie G. Hill (until June 2005), Beth M. Pritchard, Beatriz Rivera, Wayne C. Sales (since June 2005) and Kathi P. Seifert. During 2005, no current or former Albertsons executive officer served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on Albertsons Management Development / Compensation Committee or Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table shows the persons (including any group deemed a “person” under Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to beneficially own more than 5% of the Company’s common stock. It also shows beneficial ownership of the Company’s common stock for each director, for each executive officer named in the Summary Compensation Table included under Item 11 of Part III of this Annual Report on Form 10-K, and for the current executive officers and directors as a group.
Shares Beneficially Owned as of March 3, 2006
(unless otherwise indicated below)1

Name (and Address for Beneficial	Number of Shares
Owners over 5%)	Beneficially Owned	Percent of Class
Brandes Investment Partners, L.P. (2)	47,683,497	12.9%
11988 El Camino Real, Suite 500 San Diego, CA 92130
Markus Stiftung (3)	29,152,800	7.9%
Timmasper Weg 2353 Nortorf Federal Republic of Germany
Capital Research and Management Company (4)	25,050,710	6.8%
333 South Hope Street, 55th Floor Los Angeles, CA 90071
Hotchkis and Wiley Capital Management, LLC (5)	24,012,088	6.5%
725 S. Figueroa Street, 39th Floor Los Angeles, CA 90017
Directors:
A. Gary Ames (6)	55,818	*
Pamela G. Bailey (6)	42,496	*
Teresa Beck (6)	39,071	*
Henry I. Bryant (6)	27,548	*
Paul I. Corddry (6)	56,129	*
Bonnie G. Hill (6)	18,253	*
Lawrence R. Johnston (7)	2,330,626	*
Jon C. Madonna (6)	11,755	*
Beth M. Pritchard (6)	7,361	*
Beatriz Rivera (6)	35,477	*
Wayne C. Sales (6)	—	*
Kathi P. Seifert (6)	8,130	*
Officers:		*
Robert J. Dunst, Jr. (7)	201,664	*
Paul T. Gannon (7)	40,712	*
John R. Sims (7)	198,168	*
Felicia D. Thornton (7)	396,953	*
All directors and current executive officers as a group (20 individuals) (8)	4,545,606	1.2%

*	Indicates that the percentage of shares beneficially owned does not exceed one percent of the Company’s outstanding common stock.

[1]	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares are considered to be beneficially owned if the person has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. A person is also considered to be the beneficial owner of shares if that person has the right to acquire beneficial ownership of the shares within 60 days following March 3, 2006.

[2]	Share ownership is as of December 31, 2005 as set forth in an amendment to a Schedule 13G filed with the SEC on February 14, 2006. According to that filing, Brandes Investment Partners, L.P., an investment adviser registered under the Investment Advisers Act of 1940, has shared voting power with respect to 39,909,825 shares, shared dispositive power with respect to 47,683,497 shares and is deemed to be the beneficial owner of the shares, together with its control persons and its holding company.

[3]	According to a Schedule 13D filed with the SEC on or about January 18, 1990, Mr. Theo Albrecht is also a beneficial owner of these shares. Mr. Albrecht’s address is the same as that of Markus Stiftung.

[4]	Share ownership is as of December 31, 2005 as set forth in an amendment to a Schedule 13G filed with the SEC on February 14, 2006. According to that filing, Capital Research and Management Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be a beneficial owner of the shares as the result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Shares reported by Capital Research and Management Company include 3,360,710 shares it has the right to acquire pursuant to the stock purchase contracts contained in 3,100,000 of the Company’s 7.25% corporate units.

[5]	Share ownership is as of December 31, 2005 as set forth in a Schedule 13G filed with the SEC on February 14, 2006. According to that filing, Hotchkis and Wiley Capital Management, LLC (“HWCM”) is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) of the Securities Exchange Act of 1934 and made the filing in its capacity as an investment adviser. According to the filing, HWCM’s clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. No such account is known to HWCM to own more than 5% of the shares outstanding.

[6]	Includes, as applicable, the following shares that could have been acquired within 60 days after March 3, 2006 pursuant to stock options awarded under the 1995 Stock Option Plan for Non-Employee Directors, under the Amended and Restated 1995 Stock-Based Incentive Plan and under options converted from American Stores Company option plans: 33,364 shares for Mr. Ames; 28,876 shares for Ms. Bailey; 1,512 shares for Mr. Bryant; 45,736 shares for Mr. Corddry; 7,248 shares for Ms. Hill; and 24,116 shares for Ms. Rivera. Also includes, as applicable, the following shares that could have been acquired within 60 days after March 3, 2006 pursuant to deferred stock units awarded under the Amended and Restated 1995 Stock-Based Incentive Plan and 2004 Equity and Performance Incentive Plan: 7,361 shares for Mr. Ames; 155 shares for Ms. Beck; 11,426 shares for Mr. Bryant; 393 shares for Mr. Corddry; 10,755 shares for Ms. Hill; 10,755 shares for Mr. Madonna; 7,361 shares for Ms. Pritchard; 7,361 shares for Ms. Rivera; and 3,930 shares for Ms. Seifert.

[7]	Includes, as applicable, the following shares that could have been acquired within 60 days after March 3, 2006 pursuant to stock options awarded under the Amended and Restated 1995 Stock-Based Incentive Plan: 1,302,919 shares for Mr. Johnston; 147,556 shares for Mr. Dunst; 23,114 shares for Mr. Gannon; 147,396 shares for Mr. Sims; and 311,658 shares for Ms. Thornton. Also includes, as applicable, the following shares that could have been acquired within 60 days after March 3, 2006 pursuant to deferred and deferrable restricted stock units awarded under the Amended and Restated 1995 Stock-Based Incentive Plan and the 2004 Equity and Performance Incentive Plan: 728,670 shares for Mr. Johnston; 33,546 shares for Mr. Dunst; 6,133 shares for Mr. Gannon; 34,772 shares for Mr. Sims; and 85,295 shares for Ms. Thornton.

[8]	Includes 1,006,264 shares that could have been acquired within 60 days after March 3, 2006 by executive officers other than those listed individually pursuant to stock options and deferred and deferrable restricted stock units awarded under the Amended and Restated 1995 Stock-Based Incentive Plan, the 2004 Equity and Performance Incentive Plan and options converted from American Stores Company option plans. Also includes shares credited to ASRE accounts of certain of these other executive officers, measured as of fiscal year end.

Information set forth under Item 1 of Part I of this Annual Report on Form 10-K under the heading “Definitive Agreement to Sell Company” is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth certain information with respect to the Company’s equity compensation plans in effect as of February 2, 2006 that provide for the award of securities or the grant of options, warrants or rights to purchase securities to employees of the Company or its subsidiaries or to any other person.

			(c)
			Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (1)	warrants and rights (2)	reflected in column (a)) (3)
Equity compensation plans approved by security holders	40,617,374	$28.11	12,544,101

Equity compensation plans not approved by security holders (4)	700,433	$37.18	—

Total	41,317,807	$28.30	12,544,101

[1]	Includes 6,922,968 deferrable restricted stock units, deferred restricted stock units and dividend equivalents.

[2]	Does not take into consideration the deferrable restricted stock units, deferred restricted stock units or dividend equivalents referenced in footnote (1).

[3]	Shares remaining available for future issuance under equity compensation plans approved by security holders represents the remaining share authorization of the Company’s 2004 Equity and Performance Incentive Plan (the “2004 Plan”), which authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock, restricted stock, performance shares, performance units and other securities. The maximum number of shares that may be issued under the 2004 Plan as awards other than options or stock appreciation rights is one-quarter of the shares authorized under the 2004 Plan. As of February 2, 2006, 645,461 shares remained available for grant under 2004 Plan as awards other than options or stock appreciation rights.

[4]	Represents stock options granted by American Stores Company under three option plans that were approved by the shareholders of American Stores Company. American Stores Company was acquired by the Company in 1999. The options were granted during 1997 and 1998 and entitle the holders to purchase shares of the Company’s common stock at prices ranging from $35.7143 to $39.4841. At fiscal year end, all of the options were exercisable. No additional options may be granted under the plans that govern these options.
Item 13. Certain Relationships and Related Transactions.
None.

Item 14. Principal Accountant Fees and Services.
Audit Fees
The aggregate fees for professional services rendered by Deloitte & Touche LLP (“Deloitte”), the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”), in connection with their audit of the Company’s consolidated financial statements included in this Annual Report on Form 10-K, their reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, their audit of internal control over financial reporting and their attestation services for matters such as comfort letters and consents related to SEC registration statements were approximately $3.21 for fiscal year 2005 and $3.58 for fiscal year 2004.
Audit-Related Fees
The fees for attestation services rendered for matters such as audits of employee benefits plans, advisory service for the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and merger and acquisition due diligence services were approximately $0.73 in fiscal year 2005 and $1.26 in fiscal year 2004.
Tax Fees
Fees related to tax compliance, tax advice and tax planning services were approximately $0.35 in fiscal 2005 and $0.30 in fiscal year 2004.
All Other Fees
The Deloitte Entities did not provide the Company any significant services in fiscal 2005 or 2004 that would properly be categorized as “All Other Fees.”
Pre-Approval Policies and Procedures
The Audit/Finance Committee has adopted a formal policy for the pre-approval of non-prohibited, non-audit services to be performed by the Company’s external financial statement auditor, currently Deloitte. Under this policy, management prepares a list of certain services that are expected to be performed by the external auditor. The pre-approved non-prohibited, non-audit services include activities that are allowed by the provisions of the Sarbanes-Oxley Act of 2002 and either (1) have been performed by Deloitte in the past with satisfactory quality or (2) are an appropriate extension of the services performed by Deloitte. The list is approved by the Audit/Finance Committee. The following process is followed for the pre-approval of non-prohibited, non-audit services that are not included in the initial approval:
•	The Chair of the Audit/Finance Committee is contacted to discuss (1) the nature of the allowed non-prohibited, non-audit service and (2) management’s conclusion that Deloitte is the best firm to provide the service. Management will also provide to the Chair of the Audit/Finance Committee a copy of a final, unsigned engagement letter from Deloitte for the service, which will include a description of the services to be performed, a proposed professional fee for the service, and a statement from Deloitte that, to the best of their knowledge, the service is allowed under the Sarbanes-Oxley Act.

•	Following this discussion, the Chair of the Audit/Finance Committee, if he or she believes it is in the best interest of the Company and its shareholders, will be allowed to provide approval to management to proceed with the engagement of Deloitte to perform the service.

•	The Chair of the Audit/Finance Committee may choose to seek input and counsel from other members of the Audit/Finance Committee or the Board of Directors when considering management’s recommendation.

•	At each regularly scheduled meeting of the Company’s Audit/Finance Committee, management will report to the full Audit/Finance Committee the services that Deloitte has performed since the last meeting, highlighting those services that were approved by the Chair of the Committee since the last full Audit/ Finance Committee meeting.

•	At any time the Audit/Finance Committee or Board of Directors may review the allowed non-audit services that are performed by Deloitte and may direct management to reduce the scope of the services performed by Deloitte.

The Sarbanes-Oxley Act allows a de minimis exception from pre-approval of non-prohibited, non-audit services in certain circumstances. The Audit/Finance Committee’s formal policy regarding the approval of unapproved, non-prohibited, non-audit services that fall within the exception follows the same process noted above. However, if the Chair of the Audit/Finance Committee believes that the best interest of the Company and its shareholders is to terminate this service from Deloitte, management will follow the directions of the Chair of the Audit/Finance Committee and terminate such service. The Chair of the Audit/Finance Committee may also choose to defer a decision on approval of such services until the next meeting of the Audit/Finance Committee, at which time the Chair will discuss the services with the full Audit/Finance Committee and seek a determination from the Committee as to the acceptability of engaging Deloitte to perform such services. If the Chair of the Audit/Finance Committee chooses to defer approval of unapproved, non-prohibited, non-audit services, management and Deloitte will be responsible for verifying that the services continue to meet the de minimis exception criteria. During fiscal year 2005, none of the fees noted under the headings “Audit-Related Fees” or “Tax Fees” were approved by the Audit/Finance Committee pursuant to the de minimis exception.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 32 of this report.

2)	Financial Statement Schedules: No schedules are required.

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 91 through 99 hereof.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALBERTSON’S, INC.
By: /s/ Felicia D. Thornton
Felicia D. Thornton
(Executive Vice President
and Chief Financial Officer)
Date: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2006.

/s/ Lawrence R. Johnston	/s/ Felicia D. Thornton

Lawrence R. Johnston	Felicia D. Thornton
(Chairman of the Board, Chief Executive Officer, President and Director)	(Executive Vice President and Chief Financial Officer)

/s/ Adrian J. Downes	/s/ A. Gary Ames

Adrian J. Downes	A. Gary Ames
(Group Vice President and Controller)	(Director)
(Principal Accounting Officer)

/s/ Pamela G. Bailey	/s/ Teresa Beck

Pamela G. Bailey	Teresa Beck
(Director)	(Director)

/s/ Henry I. Bryant

Henry I. Bryant	Paul I. Corddry
(Director)	(Director)

/s/ Bonnie G. Hill	/s/ Jon C. Madonna

Bonnie G. Hill	Jon C. Madonna
(Director)	(Director)

/s/ Beth M. Pritchard	/s/ Beatriz Rivera

Beth M. Pritchard	Beatriz Rivera
(Director)	(Director)

/s/ Wayne C. Sales	/s/ Kathi P. Seifert

Wayne C. Sales	Kathi P. Seifert
(Director)	(Director)

Index to Exhibits
Filed with the Annual Report
on Form 10-K for the
Year Ended February 2, 2006
Commission File No. 1-6187

Number	Description

2.1	Agreement and Plan of Merger, among Albertson’s, Inc., New Aloha Corporation, New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc., dated as of January 22, 2006, is incorporated herein by reference to Exhibit 2.01 of Form 8-K filed with the SEC on January 24, 2006.

2.2	Purchase and Separation Agreement, by and among Albertson’s, Inc., New Aloha Corporation, SUPERVALU INC. and AB Acquisition LLC, dated as of January 22, 2006.

2.3	Asset Purchase Agreement, among CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., SUPERVALU INC., New Aloha Corporation, and the other sellers thereto, dated as of January 22, 2006, is incorporated herein by reference to Exhibit 2.03 of Form 8-K filed with the SEC on January 24, 2006.

3.1	Restated Certificate of Incorporation (as amended) is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended April 30, 1998.

3.1.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 3.1.1 of Form 10-K for the year ended January 30, 1997.

3.1.2	Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock is incorporated herein by reference to Exhibit 3.1.2 of Form 10-K for the year ended January 28, 1999.

3.2	By-Laws amended on March 15, 2001 and December 5, 2003 is incorporated herein by reference to Exhibit 3.2 of Form 10-K for the year ended January 29, 2004.

4.1	Stockholder Rights Plan Agreement is incorporated herein by reference to Exhibit 1 of Form 8-A Registration Statement filed with the SEC on March 4, 1997.

4.1.1	Amendment No. One to Stockholder Rights Plan Agreement (dated August 2, 1998) is incorporated herein by reference to Exhibit 4.1(b) of Amendment to Form 8-A Registration Statement filed with the SEC on August 6, 1998.

4.1.2	Amendment No. Two to Stockholder Rights Plan Agreement (dated March 16, 1999) is incorporated herein by reference to Exhibit 3 of Amendment to Form 8-A Registration Statement filed with the SEC on March 25, 1999.

4.1.3	Amendment No. Three to Stockholder Rights Plan Agreement (dated September 26, 2003) is incorporated herein by reference to Exhibit 6 of Amendment to Form 8-A Registration Statement filed with the SEC on September 30, 2003.

4.1.4	Amendment No. Four to Stockholder Rights Plan Agreement (dated January 22, 2006).

4.2	Indenture, dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York as Trustee (the “1992 Indenture”) is incorporated herein by reference to Exhibit 4.1 of Form S-3 (Reg. No. 333-41793) filed with the SEC on December 9, 1997. (1)

4.3	Senior Indenture dated May 1, 1995, between American Stores Company and the First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.1 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on June 12, 1995. (1)

Number	Description

4.3.1	Supplemental Indenture No. 1, dated as of January 23, 2004, between American Stores Company, LLC (f/k/a American Stores Company) and J.P. Morgan Trust Company, National Association, as successor trustee, is incorporated herein by reference to Exhibit 4.3.2 of Form 10-Q for the quarter ended November 3, 2005.

4.3.2	Supplement Indenture No. 2, dated as of July 6, 2005, between American Stores Company, LLC and J.P. Morgan Trust Company, National Association, as successor trustee (including the form of guarantee), is incorporated herein by reference to Exhibit 4.1 of Form 8-K filed with the SEC on July 12, 2005.

4.4	Form of Corporate Unit is incorporated herein by reference to Exhibit 4.3 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.5	Form of Treasury Unit is incorporated herein by reference to Exhibit 4.4 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.6	Form of Senior Note is incorporated herein by reference to Exhibit 4.5 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.7	Form of Supplemental Indenture to the 1992 Indenture is incorporated herein by reference to Exhibit 4.6 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.8	Form of Purchase Contract Agreement is incorporated herein by reference to Exhibit 4.7 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.9	Form of Pledge Agreement is incorporated herein by reference to Exhibit 4.8 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

4.10	Form of Remarketing Agreement is incorporated herein by reference to Exhibit 4.9 of Registration Statement on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004.

10.1	J. A. and Kathryn Albertson Foundation Inc. Stock Agreement (dated May 21, 1997) is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended May 1, 1997.

10.1.1	Waiver regarding Alscott Limited Partnership #1 Stock Agreement (dated May 21, 1997) is incorporated herein by reference to Exhibit 10.1.1 of Form 10-Q for the quarter ended May 1, 1997.

10.1.2	Waiver regarding Kathryn Albertson Stock Agreement (dated May 21, 1997) is incorporated herein by reference to Exhibit 10.1.2 of Form 10-Q for the quarter ended May 1, 1997.

10.2	Agreement between the Company and Gary G. Michael dated December 22, 2000 is incorporated herein by reference to Exhibit 10.2 of Form 10-K for the year ended February 1, 2001.*

10.3	Form of Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.3 of Form 10-K for the year ended February 1, 2001.*

10.4	Employment Agreement between the Company and Lawrence R. Johnston dated April 23, 2001 is incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on April 26, 2001.*

10.4.1	Amendment to Employment Agreement between the Company and Lawrence R. Johnston dated July 19, 2001 is incorporated herein by reference to Exhibit 10.4.1 of Form 10-K for the year ended January 31, 2002.*

10.5	Form of Beneficiary Agreement for Key Executive Life Insurance is incorporated herein by reference to Exhibit 10.5.1 of Form 10-K for the year ended January 30, 1986.*

10.6	Executive Deferred Compensation Plan (amended and restated February 1, 1989) is incorporated herein

Number	Description

by reference to Exhibit 10.6 of Form 10-K for the year ended February 2, 1989.*

10.6.1	Amendment to Executive Deferred Compensation Plan (dated December 4, 1989) is incorporated herein by reference to Exhibit 10.6.1 of Form 10-Q for the quarter ended November 2, 1989.*

10.6.2	Amendment to Executive Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.6.2 of Form 10-K for the year ended February 3, 2000.*

10.6.3	Amendment to Executive Deferred Compensation Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.6.3 of Form 10-K for the year ended February 1, 2001.*

10.6.4	Amendment to Executive Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.6.4 of Form 10-K for the year ended January 30, 2003.*

10.7	[Intentionally left blank]

10.8	[Intentionally left blank]

10.9	Albertson’s, Inc. Executive Officers’ Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.42 of Form 10-Q for the quarter ended May 2, 2002.*

10.10	2000 Deferred Compensation Plan (dated January 1, 2000) is incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended February 3, 2000.*

10.10.1	First Amendment to the 2000 Deferred Compensation Plan (dated May 25, 2001) is incorporated herein by reference to Exhibit 10.10.1 of Form 10-K for the year ended January 30, 2003.*

10.10.2	Second Amendment to the 2000 Deferred Compensation Plan (dated July 18, 2001) is incorporated herein by reference to Exhibit 10.10.2 of Form 10-K for the year ended January 30, 2003.*

10.10.3	Third Amendment to the 2000 Deferred Compensation Plan (dated December 31, 2001) is incorporated herein by reference to Exhibit 10.10.3 of Form 10-K for the year ended January 30, 2003.*

10.10.4	Fourth Amendment to Deferred Compensation Plan (dated December 22, 2003) is incorporated herein by reference to Exhibit 10.10.4 of Form 10-K for the year ended January 29, 2004.*

10.11	[Intentionally left blank]

10.12	Letter Agreement between the Company and Robert J. Dunst, Jr. dated November 16, 2001 is incorporated herein by reference to Exhibit 10.42 to Form 10-Q for the quarter ended November 1, 2001.*

10.13	Executive Pension Makeup Plan (amended and restated February 1, 1989) is incorporated herein by reference to Exhibit 10.13 of Form 10-K for the year ended February 2, 1989.*

10.13.1	First Amendment to Executive Pension Makeup Plan (dated June 8, 1989) is incorporated herein by reference to Exhibit 10.13.1 of Form 10-Q for the quarter ended May 4, 1989.*

10.13.2	Second Amendment to Executive Pension Makeup Plan (dated January 12, 1990) is incorporated herein by reference to Exhibit 10.13.2 of Form 10-K for the year ended February 1, 1990.*

10.13.3	Third Amendment to Executive Pension Makeup Plan (dated January 31, 1990) is incorporated herein by reference to Exhibit 10.13.3 of Form 10-Q for the quarter ended August 2, 1990.*

10.13.4	Fourth Amendment to Executive Pension Makeup Plan (effective January 1, 1995) is incorporated herein by reference to Exhibit 10.13.4 of Form 10-K for the year ended February 2, 1995.*

Number	Description

10.13.5	Amendment to Executive Pension Makeup Plan (retroactive to January 1, 1990) is incorporated herein by reference to Exhibit 10.13.5 of Form 10-K for the year ended February 1, 1996.*

10.13.6	Amendment to Executive Pension Makeup Plan (retroactive to October 1, 1999) is incorporated herein by reference to Exhibit 10.13.6 of Form 10-K for the year ended February 3, 2000.*

10.13.7	Amendment to Executive Pension Makeup Plan (dated June 1, 2001) is incorporated herein by reference to Exhibit 10.13.7 of Form 10-K for the year ended January 30, 2003.*

10.14	Executive ASRE Makeup Plan (dated September 26, 1999) is incorporated herein by reference to Exhibit 10.14 of Form 10-K for the year ended February 3, 2000.*

10.14.1	First Amendment to the Executive ASRE Makeup Plan (dated May 25, 2001) is incorporated herein by reference to Exhibit 10.14.1 of Form 10-K for the year ended January 30, 2003.*

10.14.2	Second Amendment to the Executive ASRE Makeup Plan (dated December 31, 2001) is incorporated herein by reference to Exhibit 10.14.2 of Form 10-K for the year ended January 30, 2003.*

10.15	Senior Executive Deferred Compensation Plan (amended and restated February 1, 1989) is incorporated herein by reference to Exhibit 10.15 of Form 10-K for the year ended February 2, 1989.*

10.15.1	Amendment to Senior Executive Deferred Compensation Plan (dated December 4, 1989) is incorporated herein by reference to Exhibit 10.15.1 of Form 10-Q for quarter ended November 2, 1989.*

10.15.2	Amendment to Senior Executive Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.7.1 of Form 10-K for the year ended February 3, 2000.*

10.15.3	Amendment to Senior Executive Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.15.3 of Form 10-K for the year ended January 30, 2003.*

10.16	[Intentionally left blank]

10.17	[Intentionally left blank]

10.18	Executive Pension Makeup Trust (dated February 1, 1989) is incorporated herein by reference to Exhibit 10.18 of Form 10-K for the year ended February 2, 1989.*

10.18.1	Amendment to Executive Pension Makeup Trust (dated July 24, 1998) is incorporated herein by reference to Exhibit 10.18.1 of Form 10-K for the year ended February 3, 2000.*

10.18.2	Amendment to Executive Pension Makeup Trust (dated December 1, 1998) is incorporated herein by reference to Exhibit 10.18.1 of Form 10-Q for quarter ended October 29, 1998.*

10.18.3	Amendment to Executive Pension Makeup Trust (dated December 1, 1999) is incorporated herein by reference to Exhibit 10.18.3 of Form 10-K for year ended February 3, 2000.*

10.18.4	Amendment to Executive Pension Makeup Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.18.4 of Form 10-K for year ended February 1, 2001.*

10.19	Executive Deferred Compensation Trust (dated February 1, 1989) is incorporated herein by reference to Exhibit 10.19 of Form 10-K for year ended February 2, 1989.*

10.19.1	Amendment to Executive Deferred Compensation Trust (dated July 24, 1998) is incorporated herein by reference to Exhibit 10.19.1 of Form 10-K for year ended February 3, 2000.*

Number	Description

10.19.2	Amendment to Executive Deferred Compensation Trust (dated December 1, 1998) is incorporated herein by reference to Exhibit 10.19.1 of Form 10-Q for quarter ended October 29, 1998.*

10.19.3	Amendment to Executive Deferred Compensation Trust (dated December 1, 1999) is incorporated herein by reference to Exhibit 10.19.3 of Form 10-K for year ended February 3, 2000.*

10.19.4	Amendment to Executive Deferred Compensation Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.19.4 of Form 10-K for year ended February 1, 2001.*

10.20	1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 of Form 10-K for year ended January 31, 1991.*

10.20.1	Amendment to 1990 Deferred Compensation Plan (dated April 12, 1994) is incorporated herein by reference to Exhibit 10.20.1 of Form 10-Q for the quarter ended August 4, 1994.*

10.20.2	Amendment to 1990 Deferred Compensation Plan (dated November 5, 1997) is incorporated herein by reference to Exhibit 10.20.2 of Form 10-K for the year ended January 29, 1998.*

10.20.3	Amendment to 1990 Deferred Compensation Plan (dated November 1, 1998) is incorporated herein by reference to Exhibit 10.20.3 of Form 10-Q for the quarter ended October 29, 1998.*

10.20.4	Termination of 1990 Deferred Compensation Plan (dated December 31, 1999) is incorporated herein by reference to Exhibit 10.20.4 of Form 10-K for the year ended January 30, 2003.*

10.20.5	Amendment to 1990 Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.20.5 of Form 10-K for the year ended January 30, 2003.*

10.20.6	Amendment to 1990 Deferred Compensation Plan (dated December 31, 2001 to be effective May 1, 2001) is incorporated herein by reference to Exhibit 10.20.6 of Form 10-K for the year ended January 30, 2003.*

10.21	Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 of Form 10-K for the year ended January 31, 1991.*

10.21.1	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated December 15, 1998) is incorporated herein by reference to Exhibit 10.21.1 of Form 10-K for year ended February 3, 2000.*

10.21.2	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.21.2 of Form 10-K for the year ended February 1, 2001.*

10.21.3	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated May 1, 2001) is incorporated herein by reference to Exhibit 10.21.3 of Form 10-K for the year ended January 30, 2003.*

10.21.4	Amendment to Non-Employee Directors’ Deferred Compensation Plan (dated December 22, 2003) is incorporated herein by reference to Exhibit 10.21.4 of Form 10-K for the year ended January 29, 2004.*

10.22	1990 Deferred Compensation Trust (dated November 20, 1990) is incorporated herein by reference to Exhibit 10.22 of Form 10-K for year ended January 31, 1991.*

10.22.1	Amendment to 1990 Deferred Compensation Trust (dated July 24, 1998) is incorporated herein by reference to Exhibit 10.22.1 of Form 10-K for year ended February 3, 2000.*

10.22.2	Amendment to 1990 Deferred Compensation Trust (dated December 1, 1998) is incorporated herein by reference to Exhibit 10.22.1 of Form 10-Q for quarter ended October 29, 1998.*

10.22.3	Amendment to 1990 Deferred Compensation Trust (dated December 1, 1999) is incorporated herein by

Number	Description

reference to Exhibit 10.22.3 of Form 10-K for year ended February 3, 2000.*

10.22.4	Amendment to 1990 Deferred Compensation Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.22.4 of Form 10-K for year ended February 1, 2001.*

10.23	2000 Deferred Compensation Trust (dated January 1, 2000) is incorporated herein by reference to Exhibit 10.23 of Form 10-K for year ended February 3, 2000.*

10.23.1	Amendment to the 2000 Deferred Compensation Trust (dated March 31, 2000) is incorporated herein by reference to Exhibit 10.23.1 of Form 10-K for year ended February 1, 2001.*

10.24	1995 Stock-Based Incentive Plan (dated May 26, 1995) is incorporated herein by reference to Exhibit 10.24 of Form 10-Q for the quarter ended May 4, 1995.*

10.24.1	Form of 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 of Form 10-K for the year ended February 1, 1996.*

10.25	1995 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.25 of Form 10-Q for the quarter ended May 4, 1995.*

10.25.1	Form of 1995 Stock Option Plan for Non-Employee Directors Agreement is incorporated herein by reference to Exhibit 10.25.1 of Form 10-Q for the quarter ended May 4, 1995.*

10.25.2	Amendment to 1995 Stock Option Plan for Non-Employee Directors (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.25.2 of Form 10-K for the year ended February 1, 2001.*

10.26	Amendment to Amended and Restated 1995 Stock-Based Incentive Plan (dated March 15, 2001) is incorporated herein by reference to Exhibit 10.26.1 of Form 10-K for the year ended February 1, 2001.*

10.27	[Intentionally left blank]

10.28	[Intentionally left blank]

10.29	[Intentionally left blank]

10.30	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of Form S-8 filed by American Stores Company (Commission File Number 1-5392) on July 13, 1998.*

10.30.1	Amendment to American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on December 11, 1998.*

10.31	American Stores Company 1997 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit B of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.31.1	Amendment to American Stores Company 1997 Stock Option and Stock Award Plan, dated as of October 8, 1998, is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by American Stores Company (Commission File Number 1-5392) on December 11, 1998.*

10.31.2	Amendment to American Stores Company 1997 Stock Plan for Non-Employee Directors (dated March 15, 2001) is incorporated by reference to Exhibit 10.31.2 of Form 10-K for the year ended February 1, 2001.*

10.32	American Stores Company 1997A Stock Option and Stock Award Plan, dated as of March 27, 1997, is

Number	Description

incorporated herein by reference to Exhibit 4.11 of the S-8 Registration Statement (Reg. No. 333-82157) filed by Albertson’s, Inc. on July 2, 1999.*

10.33	American Stores Company 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit C of the 1997 Proxy Statement filed by American Stores Company (Commission File Number 1-5392) on May 2, 1997.*

10.34	American Stores Company Amended and Restated 1989 Stock Option and Stock Award Plan is incorporated herein by reference to Exhibit 4.13 of the S-8 Registration Statement (Reg. No. 333-82157) filed by Albertson’s, Inc. on July 2, 1999.*

10.35	[Intentionally left blank]

10.36	[Intentionally left blank]

10.37	[Intentionally left blank]

10.38	[Intentionally left blank]

10.39	[Intentionally left blank]

10.40	Letter Agreement between the Company and Felicia D. Thornton dated August 6, 2001 is incorporated herein by reference to Exhibit 10.40 to Form 10-Q for the quarter ended August 2, 2001.*

10.41	Albertson’s Amended and Restated 1995 Stock-Based Incentive Plan is incorporated herein by reference to Exhibit 10.41 to Form 10-Q for the quarter ended November 1, 2001.*

10.41.1	Form of 1995 Amended and Restated Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.41.1 to Form 10-Q for the quarter ended November 1, 2001.*

10.42	Albertsons Severance Plan for Officers, amended and restated as of June 1, 2005, is incorporated by reference to Exhibit 10.42 of Form 10-Q for the quarter ended November 3, 2005.*

10.43	Albertsons Change of Control Severance Agreement for Chief Operating Officer and Executive Vice Presidents effective November 1, 2002 is incorporated by reference to Exhibit 10.43 of Form 10-Q for the quarter ended October 31, 2002.*

10.44	Albertsons Change of Control Severance Agreement for Senior Vice Presidents and Group Vice Presidents effective November 1, 2002 is incorporated by reference to Exhibit 10.44 of Form 10-Q for the quarter ended October 31, 2002.*

10.45	Albertsons Change of Control Severance Agreement for Vice Presidents effective November 1, 2002 is incorporated by reference to Exhibit 10.45 of Form 10-Q for the quarter ended October 31, 2002.*

10.46	Albertsons Amended and Restated 1995 Stock-Based Incentive Plan as amended effective December 9, 2002 is incorporated by reference to Exhibit 10.46 of Form 10-Q for the quarter ended October 31, 2002.*

10.46.1	Form of Award of Stock Option (Amended and Restated 1995 Stock-Based Plan) is incorporated by reference to Exhibit 10.46.1 of Form 10-Q for the quarter ended October 31, 2002.*

10.46.2	Form of Award of Deferred Stock Units (Amended and Restated 1995 Stock-Based Plan) is incorporated by reference to Exhibit 10.46.2 of Form 10-Q for the quarter ended October 31, 2002.*

10.47	Long-term Incentive Plan (effective as of February 1, 2003) is incorporated by reference to Exhibit 10.47

Number	Description

of Form 10-Q for the quarter ended May 1, 2003.*

10.48	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.47 of Form 10-Q for the quarter ended October 30, 2003.*

10.49	[Intentionally left blank]

10.50	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan is incorporated herein by reference to Exhibit 10.50 of Form 10-Q for the quarter ended July 29, 2004.*

10.51	Credit Agreement (364-day) (dated June 16, 2005) is incorporated herein by reference to Exhibit 10.51 of Form 10-Q for the quarter ended August 4, 2005.

10.52	Credit Agreement (5-year) (dated June 17, 2004) is incorporated herein by reference to Exhibit 10.52 of Form 10-Q for the quarter ended July 29, 2004.

10.53	Credit Agreement (5-year) (dated July 8, 2004) is incorporated herein by reference to Exhibit 10.53 of Form 10-Q for the quarter ended July 29, 2004.

10.54	Employment Agreement between Albertson’s, Inc. and Paul Gannon, dated as of December 15, 2004 is incorporated herein by reference to Exhibit 10.54 of Form 8-K filed with the SEC on December 20, 2004.*

10.55	Form of Award of Deferred Restricted Stock Units (Amended and Restated 1995 Stock-Based Plan) is incorporated herein by reference to Exhibit 10.57 to Form 8-K filed with the SEC on December 20, 2004.*

10.56	Form of Award of Deferred Restricted Stock Units (2004 Equity and Performance Incentive Plan) is incorporated herein by reference to Exhibit 10.58 to Form 8-K filed with the SEC on December 20, 2004.*

10.57	Form of Award of Deferrable Restricted Stock Units (Amended and Restated 1995 Stock-Based Plan) is incorporated herein by reference to Exhibit 10.59 to Form 8-K filed with the SEC on December 20, 2004.*

10.58	Form of Non-Employee Director Deferred Share Units Agreement (Albertson’s, Inc. 2004 Equity and Performance Incentive Plan) is incorporated herein by reference to Exhibit 10.58 to Form 10-Q for the quarter ended May 5, 2005.*

10.59	Letter Agreement between the Company and Clarence J. Gabriel, Jr., dated as of May 9, 2005, is incorporated herein by reference to Exhibit 10.59 to Form 10-Q for the quarter ended May 5, 2005.*

10.59.1	Amendment to May 9, 2005 Letter Agreement between the Company and Clarence J. Gabriel, Jr. dated as of November 1, 2005 is incorporated herein by reference to Exhibit 10.59.1 to Form 10-Q for the quarter ended November 3, 2005.*

10.60	Form of Award of Deferrable Restricted Stock Units (Albertson’s, Inc. 2004 Equity and Performance Incentive Plan) is incorporated herein by reference to Exhibit 10.60 to Form 10-Q for the quarter ended May 5, 2005.*

10.61	Form of Non-Qualified Stock Option Award Agreement (Albertson’s, Inc. 2004 Equity and Performance Incentive Plan) is incorporated herein by reference to Exhibit 10.61 to Form 10-Q for the quarter ended August 4, 2005.*

10.62	Albertsons Inc. Change in Control Severance Benefit Trust dated as of August 1, 2004 by and between Albertson’s, Inc. and Atlantic Trust Company, N.A. is incorporated herein by reference to Exhibit 10.62

Number	Description

to Form 10-Q for the quarter ended November 3, 2005.*

10.63	Form of Award of Deferrable Restricted Stock Units (Albertson’s, Inc. 2004 Equity and Performance Incentive Plan) is incorporated herein by reference to Exhibit 10.62 to Form 8-K filed with the SEC on January 31, 2006.*

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

(1)	In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various other instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries are not being filed herewith, because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.