Form 10-Q
period 2006-05-04
ALBERTSONS INC /DE/; New Albertsons INC
filed 2006-05-31
CIK 3333, 1355833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the 13 Weeks Ended: May 4, 2006

Registrant, State of Incorporation,
Commission File No.	Address and Telephone Number	I.R.S. Employer Identification No.

1-6187	Albertson’s, Inc.	82-0184434
Delaware
250 Parkcenter Blvd.
PO Box 20
Boise, Idaho 83726
(208) 395-6200

333-132397-01	New Albertson’s, Inc.	20-4057706
Delaware
250 Parkcenter Blvd.
PO Box 20
Boise, Idaho 83726
(208) 395-6200
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Albertson’s, Inc.	Yes ☑ No ☐
New Albertson’s, Inc.	Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

	Large	Accelerated	Non-Accelerated
	Accelerated Filer	Filer	Filer
Albertson’s, Inc	☑
New Albertson’s, Inc			☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Albertson’s, Inc.	Yes ☐ No ☑
New Albertson’s, Inc.	Yes ☐ No ☑
     The number of shares of Albertson’s, Inc. common stock, $1.00 par value, outstanding at May 30, 2006 was 371,628,820. The number of shares of New Albertson’s, Inc. common stock, $.01 par value, outstanding at May 30, 2006 was 100, all of which were owned as of such date by Albertson’s, Inc.
     New Albertson’s, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by such instruction.

ALBERTSON’S INC.
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements – Albertson’s, Inc. (Unaudited)
	Condensed Consolidated Earnings Statements for the 13 weeks ended May 4, 2006 and May 5, 2005	3

	Condensed Consolidated Balance Sheets as of May 4, 2006 and February 2, 2006	4

	Condensed Consolidated Cash Flow Statements for the 13 weeks ended May 4, 2006 and May 5, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

	Report of Independent Registered Public Accounting Firm	19

	Financial Statements – New Albertson’s, Inc. (Unaudited)
	Consolidated Earnings Statement for the 13 weeks ended May 4, 2006	20

	Consolidated Balance Sheets as of May 4, 2006 and February 2, 2006	21

	Consolidated Cash Flow Statement for the 13 weeks ended May 4, 2006	22

	Notes to Consolidated Financial Statements	23

	Report of Independent Registered Public Accounting Firm	25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

	Cautionary Statement	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35
EXHIBIT 10.4.2
EXHIBIT 10.6.5
EXHIBIT 10.10.5
EXHIBIT 10.13.8
EXHIBIT 10.13.9
EXHIBIT 10.14.3
EXHIBIT 10.15.4
EXHIBIT 10.20.7
EXHIBIT 10.21.5
EXHIBIT 10.30.2
EXHIBIT 10.43.1
EXHIBIT 10.44.1
EXHIBIT 10.45.1
EXHIBIT 10.47.1
EXHIBIT 10.48.1
EXHIBIT 10.49
EXHIBIT 10.62.1
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 15.01
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 31.4
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALBERTSON’S, INC.
CONDENSED CONSOLIDATED EARNINGS STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
(In millions, except per share data)	2006	2005

Sales	$9,940	$9,993
Cost of sales	7,097	7,183

Gross profit	2,843	2,810

Selling, general and administrative expenses	2,462	2,517

Operating profit	381	293

Other expenses (income):
Interest, net	119	132
Other, net	(1)	(1)

Earnings from continuing operations before income taxes	263	162
Income tax expense	97	55

Earnings from continuing operations	166	107

Income (loss) from discontinued operations, net of tax expense of $1 and tax benefit of $5	1	(7)

Net earnings	$167	$100

Earnings (loss) per share*:
Basic
Continuing operations	$0.45	$0.29
Discontinued operations	—	(0.02)
Net earnings	0.45	0.27
Diluted
Continuing operations	$0.44	$0.29
Discontinued operations	—	(0.02)
Net earnings	0.45	0.27
Weighted average common shares outstanding:
Basic	372	370
Diluted	375	371

*	May not sum due to rounding
See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 4,	February 2,
(In millions, except par value data)	2006	2006

ASSETS
Current Assets:
Cash and cash equivalents	$580	$406
Accounts and notes receivable (net of allowance for doubtful accounts of $15 and $18, respectively)	718	723
Inventories, net	3,069	3,036
Assets held for sale	15	22
Prepaid and other	185	168

Total Current Assets	4,567	4,355

Land, buildings and equipment (net of accumulated depreciation and amortization of $8,207 and $8,110, respectively)	9,724	9,903

Goodwill	2,269	2,269

Intangibles, net	834	844

Other assets	501	500

Total Assets	$17,895	$17,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,314	$2,203
Salaries and related liabilities	586	743
Self-insurance liabilities	273	276
Current maturities of long-term debt and capital lease obligations	50	51
Other current liabilities	658	607

Total Current Liabilities	3,881	3,880

Long-term debt	5,401	5,422

Capital lease obligations	853	856

Self-insurance liabilities	721	691

Other long-term liabilities and deferred credits	1,155	1,315

Commitments and contingencies

Stockholders’ Equity:
Preferred stock - $1.00 par value; authorized - 10 shares; designated – 3 shares of Series A Junior Participating; issued – none	—	—
Common stock - $1.00 par value; authorized - 1,200 shares; issued – 371 shares and 370 shares, respectively	371	370
Capital in excess of par	159	122
Accumulated other comprehensive loss	(40)	(83)
Retained earnings	5,394	5,298

Total Stockholders’ Equity	5,884	5,707

Total Liabilities and Stockholders’ Equity	$17,895	$17,871

See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
(In millions)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$167	$100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	288	291
Net deferred income taxes	(26)	(12)
Other noncash charges	6	5
Stock-based compensation	13	5
Gain on curtailment of pension plans	(47)	—
Net gain on asset sales	(24)	(15)
Discontinued operations noncash charges	—	13
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(15)	(29)
Inventories	(32)	(46)
Accounts payable and accrued liabilities	127	175
Other current liabilities	(104)	(179)
Self-insurance liabilities	26	22
Unearned income	(24)	(36)
Other long-term liabilities	(17)	15

Net cash provided by operating activities	338	309

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(175)	(212)
Proceeds from disposal of land, buildings and equipment	51	82
Proceeds from disposal of assets held for sale	7	8
Other	1	(1)

Net cash used in investing activities	(116)	(123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net commercial paper activity	—	(135)
Payments on long-term borrowings	(9)	(9)
Dividends paid	(70)	(70)
Proceeds from stock options exercised	31	1

Net cash used in financing activities	(48)	(213)

Net increase (decrease) in cash and cash equivalents	174	(27)

Cash and cash equivalents at beginning of period	406	273

Cash and cash equivalents at end of period	$580	$246

Supplemental Cash Flow Information:
Debt assumed by counterparty upon disposal of property	$18	$—
See Notes to Condensed Consolidated Financial Statements

ALBERTSON’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share data)
NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
Business Description and Basis of Presentation
Albertson’s, Inc. (“Albertsons” or the “Company”) is incorporated under the laws of the State of Delaware and is the successor to a business founded by J.A. Albertson in 1939. Based on sales, the Company is one of the largest retail food and drug chains in the world.
As of May 4, 2006, the Company, through its divisions and subsidiaries, operated 2,461 stores in 37 states and 238 fuel centers near existing stores. Retail operations are supported by 19 major Company distribution operations, strategically located in the Company’s operating markets.
The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006 filed with the Securities and Exchange Commission. The results of operations for the 13 weeks ended May 4, 2006 are not necessarily indicative of results for a full year.
The Condensed Consolidated Balance Sheet as of February 2, 2006 has been derived from the audited consolidated balance sheet as of that date.
Definitive Agreement to Sell the Company
On January 22, 2006, Albertsons entered into a series of agreements (the “Agreements”) providing for the sale of Albertsons to SUPERVALU INC. (“Supervalu”), CVS Corporation (“CVS”) and a consortium of investors including Cerberus Capital Management, L.P., Kimco Realty Corporation, Lubert-Adler Management, Inc., Klaff Realty, L.P. and Schottenstein Stores Corporation (the “Cerberus Group”). As a result of a series of transactions provided for under the Agreements (the “Transactions”), Albertsons’ stockholders will ultimately be entitled to receive $20.35 in cash and 0.182 shares of Supervalu common stock for each share of Albertsons’ common stock that they held before the Transactions.
The Transactions are subject to approval by Albertsons’ stockholders and Supervalu’s stockholders (see Note 11 – Subsequent Event) and the satisfaction or waiver of other customary closing conditions. On March 13, 2006, the pre-merger waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the Transactions expired, without the Federal Trade Commission or the Antitrust Division of the U.S. Department of Justice imposing any conditions or restrictions on the consummation of the Transactions. The Transactions are currently anticipated to be completed in early June 2006, but the completion of the Transactions could be delayed if, among other things, all necessary approvals are not obtained by that time. The Company may be required to pay to Supervalu a termination fee of $276 if the merger agreement is terminated under specified circumstances.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets, and the net change in cash book overdrafts in the Accounts payable and accrued liabilities line item within the Cash flows from operating activities section of the Condensed Consolidated Cash Flow Statements. At May 4, 2006 and February 2, 2006, the Company had net book overdrafts of $281 and $234, respectively, classified in Accounts payable.
The majority of payments due from banks for third-party credit card, debit card and electronic benefit transactions (“EBT”) process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card and EBT transactions that process in less than seven days are classified as Cash and cash equivalents. Amounts due from banks for these transactions classified as Cash and cash equivalents in the Condensed Consolidated Balance Sheets totaled $55 and $54 at May 4, 2006 and February 2, 2006, respectively.
Inventories
The amount of vendor funds reducing inventory (“inventory offset”) as of May 4, 2006 was $186, a decrease of $1 from February 2, 2006. The inventory offset was determined by estimating the average inventory turnover rates by product category for the grocery, general merchandise and lobby departments (these departments received over three-quarters of the Company’s vendor funds in 2005) and by estimating the average inventory turnover rates by department for the remaining inventory.
Net earnings reflect the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. This determination resulted in pretax LIFO expense of $4 for the 13 weeks ended May 4, 2006. For the 13 weeks ended May 5, 2005 the Company recognized a pretax LIFO expense of $6, which was offset by a pretax LIFO credit of $10 related to a prior-year LIFO reserve adjustment, for a net pretax LIFO credit of $4.
Comprehensive Income
Comprehensive income refers to net income plus certain other items that are recorded directly to Stockholders’ Equity. For the 13 weeks ended May 4, 2006, comprehensive income was $209, consisting of net earnings and a change in the minimum pension liability of $69 ($42 net of tax). For the 13 weeks ended May 5, 2005, comprehensive income was $100, consisting of net earnings.
Reclassifications
Prior to the second quarter of 2005, liabilities incurred to acquire or construct assets were included in Net cash provided by operating activities in the Company’s Condensed Consolidated Cash Flow Statements. Effective in the second quarter of 2005, these liabilities were excluded from Net cash provided by operating activities and the related payments of those liabilities are reflected as Capital expenditures within Net cash used in investing activities in the period in which they are paid. The reclassification related to the 13 weeks ended May 5, 2005 resulted in a $20 increase in Net cash provided by operating activities and a $20 increase in Net cash used in investing activities for capital expenditures.
Certain other reclassifications have been made in the prior period’s financial statements to conform to classifications used in the current period.
NOTE 2 – NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS
In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated earnings statements. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 3, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 10 – Stock Options and Stock Unit Awards.
In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as product costs. SFAS No. 151 provides examples of “abnormal” costs idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 became effective for the Company on February 3, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 3, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.
NOTE 3 – DISCONTINUED OPERATIONS, RESTRUCTURING ACTIVITIES AND CLOSED STORES
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
Discontinued Operations
In April 2005 the Company entered into a definitive agreement to sell its operations in the Jacksonville, Florida market to a single buyer. The sale was completed on August 24, 2005. The operations consisted of seven operating stores, of which four were owned and three leased. The three lease agreements were assumed by the buyer. Results of operations for the seven stores have been reclassified and presented as discontinued operations for the 13-week period ended May 5, 2005.
In June 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the Omaha, Nebraska market, which consisted of 21 operating stores. Results of operations for those stores have been reclassified and presented as discontinued operations for the 13-week periods ended May 4, 2006 and May 5, 2005. As of May 4, 2006 the Company had disposed of 19 properties. The two remaining properties are subject to operating leases and have no book value.
In April 2004 the Company announced its plan to sell, close or otherwise dispose of its operations in the New Orleans, Louisiana market, which consisted of seven operating stores and three non-operating properties. Results of operations for those stores and properties have been reclassified and presented as discontinued operations for the 13-week periods ended May 4, 2006 and May 5, 2005. As of May 4, 2006, the Company had disposed of seven properties. The three remaining properties have a book value of $8 and are classified as Assets held for sale in the May 4, 2006 Condensed Consolidated Balance Sheet.
In 2002 the Company announced its plan to sell, close or otherwise dispose of its operations in four underperforming markets: Memphis, Tennessee; Nashville, Tennessee; Houston, Texas; and San Antonio, Texas. This involved the sale or closure of 95 operating stores and two distribution centers. As of May 4, 2006, the Company had disposed of 90 properties. The seven remaining properties have a book value of $2 and are classified as Assets held for sale in the May 4, 2006 Condensed Consolidated Balance Sheet.
The results of discontinued operations were as follows:

	13 Weeks Ended
	May 4,	May 5,
	2006	2005

Sales	$—	$20

Loss from operations	$(1)	$(1)
Gain (loss) on disposal	3	(11)
Income tax (expense) benefit	(1)	5

Income (loss) from discontinued operations	$1	$(7)

Restructuring Activities
In 2001 the Company committed to a plan to restructure its operations by 1) closing 165 underperforming stores, 2) closing four division offices, 3) centralizing processing functions to its store support centers, and 4) reducing overall store support center headcount. As of May 4, 2006, the Company had disposed of or subleased 158 properties. The 11 remaining properties have no book value.
The following table summarizes the accrual activity for future lease obligations related to discontinued operations, restructuring activities and closed stores:

	Balance				Balance
	February 2,				May 4,
	2006	Additions	Payments	Adjustments	2006

2004 Discontinued Operations	$2	$—	$—	$—	$2
2002 Discontinued Operations	10	—	(3)	—	7
2001 Restructuring Activities	8	—	—	—	8
Closed Stores	15	1	(2)	1	15

	$35	$1	$(5)	$1	$32

The reserve balances as of May 4, 2006 and February 2, 2006 are included in Other current liabilities and Other long-term liabilities and deferred credits in the Condensed Consolidated Balance Sheets.
NOTE 4 – INTANGIBLES
The carrying amounts of intangibles were as follows:

	May 4,	February 2,
	2006	2006

Amortizing:
Favorable acquired operating leases	$454	$464
Customer lists and other contracts	34	35
Loyalty card and other	37	37

	525	536
Accumulated amortization	(151)	(152)

	374	384
Non-Amortizing:
Trade names	422	422
Liquor licenses	38	38

	460	460

Intangibles, net	$834	$844

As of May 4, 2006, amortizing intangible assets had remaining useful lives from less than one year to 37 years. Projected annual amortization expense for intangible assets is $36, $35, $33, $31 and $29 for 2006, 2007, 2008, 2009 and 2010, respectively.

NOTE 5 – EMPLOYEE BENEFIT PLANS
Net periodic benefit expense for defined benefit pension plans consisted of the following:

	13 Weeks Ended
	May 4,	May 5,
	2006	2005

Service cost – benefits earned during the period	$10	$9
Interest cost on projected benefit obligations	18	16
Expected return on assets	(20)	(16)
Amortization of prior service credit	(2)	(2)
Recognized net actuarial loss	3	4
Curtailment gain	(47)	—

Net periodic benefit (gain) expense	$(38)	$11

Net periodic benefit expense for other postretirement benefits was less than $1 for the 13-week periods ended May 4, 2006 and May 5, 2005. During the 13 weeks ended May 4, 2006, the Company contributed $1 to its defined benefit pension plans.
On May 3, 2006, the Management Development/Compensation Committee of the Board of Directors of the Company authorized amendments to the Albertsons Employees Corporate Pension Plan, Albertsons Executive Pension Makeup Plan and the Shaw’s Retirement Account Plan (the “Plans”). As a result of these amendments, effective as of May 28, 2006, no person will become eligible to participate in the Plans on or following the effective date and all future benefit accruals under the Plans shall cease. Also, as a result of these amendments, each participant’s unvested account balance under the Plans will become fully vested as of May 28, 2006. The amendments to the Plans have been accounted for as plan curtailments, resulting in the recognition of a $47 pretax curtailment gain ($0.08 per diluted share, net of tax) for the 13 weeks ended May 4, 2006 that is included in Selling, general and administrative expense in the Condensed Consolidated Earnings Statement. In connection with the curtailment of the Plans, the projected benefit obligation for the Plans were remeasured using the weighted average assumptions set forth below.
The projected benefit obligation, fair value of plan assets and funded status for all the Company-sponsored defined benefit pension plans were as follows:

May 4,
2006

Change in projected benefit obligation:
Projected benefit obligation at February 2, 2006	$1,267
Service cost	10
Interest cost	18
Actuarial gain	(104)
Curtailment effect	(36)
Benefits paid	(9)

Projected benefit obligation at May 4, 2006	1,146

Change in plan assets:
Fair value of plan assets at February 2, 2006	999
Actual return on plan assets	41
Employer contributions	1
Benefits paid	(9)

Fair value of plan assets at May 4, 2006	1,032

Funded status	(114)
Unrecognized net actuarial loss	55

Net amount recognized	$(59)

Amounts recognized in the Company’s Condensed Consolidated Balance Sheet consisted of the following:

May 4,
2006

Accrued benefit liability	$(128)
Accumulated other comprehensive loss, net of taxes	42
Deferred income taxes	27

Net amount recognized	$(59)

The accumulated benefit obligation for all defined benefit pension plans was $1,145 at May 4, 2006. For the 13 weeks ended May 4, 2006, the Company recognized a decrease in the additional minimum pension liability of $69 ($42 net of tax). This adjustment is included in Accumulated other comprehensive loss.
Weighted average assumptions used for the defined benefit pension plans that were remeasured as of May 4, 2006 (due to curtailments) and all others that were last remeasured as of February 2, 2006 consisted of the following:

	May 4,	February 2,
	2006	2006

Weighted average assumptions used to determine benefit obligation:
Discount rate	6.35%	5.75%
Rate of compensation increase	2.98-3.75	2.98-3.75
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.75	5.40-5.45
Rate of compensation increase	2.98-3.75	2.98-3.75
Expected long-term return on plan assets (1)	8.00	8.00

(1)	Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon an individual plan’s asset allocation, composite return percentiles are developed upon which the plan’s expected long-term return is based.
NOTE 6 – INDEBTEDNESS
Revolving Credit Facilities
As of May 4, 2006, the Company had three revolving credit facilities totaling $1,400. The first agreement, a five-year facility with total availability of $900, will expire in June 2009. The second agreement, a five-year facility with total availability of $100, will expire in July 2009. The third agreement, a revolving credit facility with total availability of $400, will expire in June 2010. The Company’s commercial paper program is backed by all three of these credit facilities. All of the agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter. The consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007, and 4.0 to 1 thereafter. As of May 4, 2006, the Company was in compliance with these requirements. No borrowings were outstanding under the credit facilities as of May 4, 2006 and February 2, 2006. If the Transactions are consummated (see Note 1 – The Company and Significant Accounting Policies), each of these facilities will be terminated by the Company. The Company had no outstanding commercial paper borrowings at May 4, 2006 and February 2, 2006.
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
Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of twenty-five dollars in cash, shares of the Company’s common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date (the “Trading Period”), subject to anti-dilution adjustments. If the average closing price of the Company’s common stock for the Trading Period is equal to or greater than $28.82 per share, the settlement rate will be 0.8675 shares of common stock. If the average closing price for the Trading Period is less than $28.82 per share but greater than $23.06 per share, the settlement rate is equal to twenty-five dollars divided by the average closing price of the Company’s common stock for the Trading Period. If the average closing price for the Trading Period is less than or equal to $23.06 per share, the settlement rate will be 1.0841 shares of common stock. Under the terms of the purchase contracts, the Company would be required to issue a minimum of 39,905,000 shares and a maximum of 49,868,600 shares of its common stock. If the purchase contracts had been settled as May 4, 2006, the Company would have issued approximately 45,396,000 shares of its common stock. The holders of Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date.
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
Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share.” Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the reporting period is above $28.82, and will potentially occur when the average price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. At May 4, 2006, the Corporate Units were dilutive by approximately 212,000 shares.
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

If the senior notes are not successfully remarketed, the Company may not receive cash from the holders of the Corporate Units. Rather, the holders may elect to put the senior notes to the Company on the purchase contract settlement date to satisfy their obligations under the purchase contracts, and the Company will issue the requisite number of shares of its common stock in a noncash transaction. Thereafter, the shares of common stock issued will be included in the calculation of basic earnings per share.
Upon consummation of the Transactions described in Note 1 – The Company and Significant Accounting Policies, the Corporate Units would become the obligations of New Albertson’s, Inc., which is to become the successor company to Albertsons and, at closing of the Transactions, a wholly owned subsidiary of Supervalu pursuant to the Transactions. In connection with the Transactions, the holders of the Corporate Units will have an option to early settle their purchase contract obligations at the settlement rate then in effect (rather than the settlement rate that would result in the minimum amount of property being received). The early settlement option would expire on the deadline provided for in a notice that would be sent to the holders within five business days after the closing of the Transactions and which early settlement date must be no earlier than ten days and no later than twenty days after the notice.
If the holders of the Corporate Units do not elect to early settle their purchase contracts in connection with the Transactions, the holders may continue to hold their Corporate Units and settle their purchase contract obligations at the purchase contract settlement date of May 16, 2007 and receive cash and Supervalu common stock in an amount determined by the settlement rate then in effect. If the holders of the Corporate Units elect to early settle their purchase contract obligations in connection with the Transactions, the holders will receive cash and Supervalu common stock in an amount determined by the settlement rate in effect at the closing of the Transactions. Under the early settlement option, the holders do not have the option to surrender the senior notes comprising part of their Corporate Units in satisfaction of their purchase contract obligations and must deliver cash payments payable in immediately available funds to early settle their purchase contract obligations.
Shelf Registration
In 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission, under which $2,400 of debt securities remain available for issuance as of May 4, 2006.
NOTE 7 – CONTINGENCIES
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
On January 24, 2006, a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the Agreements entered into in connection with the Transactions. Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. In connection with executing the memorandum of understanding, which remains subject to definitive documentation and the approval of the Court, Albertsons filed a Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to the Company’s entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

NOTE 8 – INCOME TAXES
The Company’s effective tax rate from continuing operations for the 13 weeks ended May 4, 2006 was 36.8% as compared to 33.8% for the 13 weeks ended May 5, 2005. The effective tax rate for the 13 weeks ended May 4, 2006 reflects a $4 reduction of previously recorded reserves resulting from the settlement of certain state income tax liabilities during the period. The effective tax rate for the 13 weeks ended May 5, 2005 reflects a net $8 reduction of previously recorded reserves resulting from a revision of the required reserves.
NOTE 9 – COMPUTATION OF EARNINGS PER SHARE
(shares in millions)

	13 Weeks Ended
	May 4, 2006		May 5, 2005
	Basic	Diluted	Basic	Diluted
Earnings (loss) from:
Continuing operations	$166	$166	$107	$107
Discontinued operations	1	1	(7)	(7)

Net earnings	$167	$167	$100	$100

Weighted average common shares outstanding	372	372	370	370

Potential common share equivalents		3		1

Weighted average shares outstanding		375		371

Earnings (loss) per common share and common share equivalents *:
Continuing operations	$0.45	$0.44	$0.29	$0.29
Discontinued operations	—	—	(0.02)	(0.02)
Net earnings	0.45	0.45	0.27	0.27

Calculation of potential common share equivalents:
Potential common shares assumed issued from exercise of the Corporate Units		45		—
Options to purchase potential common shares		24		9
Potential common shares assumed purchased with potential proceeds		(66)		(8)

Potential common share equivalents		3		1

Calculation of potential common shares assumed purchased with potential proceeds:
Potential proceeds from assumed exercise of the Corporate Units		$1,150		$—
Potential proceeds from exercise of options to purchase common shares		534		177

Total assumed proceeds from exercise		$1,684		$177
Common stock price used under treasury stock method		$25.45		$20.97

Potential common shares assumed purchased with potential proceeds		66		8

*	May not sum due to rounding
Outstanding options excluded for the 13-week periods ended May 4, 2006 and May 5, 2005, amounted to 13.9 and 31.5 shares, respectively, because the option exercise price exceeded the average market price during the period.

NOTE 10 – STOCK OPTIONS AND STOCK UNIT AWARDS
As of May 4, 2006, Albertsons maintained a stock-based incentive plan with an original grant authorization of 16 million shares of the Company’s common stock (Albertson’s, Inc. 2004 Equity and Performance Incentive Plan (the “2004 Plan”)). Under the 2004 Plan, options to purchase the Company’s common stock, stock-based awards and other performance-based awards may be granted to officers, key employees, special advisors (as defined in the 2004 Plan) and non-employee members of the Board of Directors. As of May 4, 2006 there were 12 million shares available for grant under this plan.
Prior to February 3, 2006, the Company applied APB Opinion No. 25 and related interpretations in accounting for stock option and stock unit awards (“share-based awards”) made under the 2004 Plan and previous plans. Stock options granted under these plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized. The fair value of stock units granted under these plans was determined based on the closing market price of the Company’s common stock on the grant date and this amount was recognized as compensation expense over the respective vesting periods of the awards.
Adoption of New Standard: Effective February 3, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the 13 weeks ended May 4, 2006 included: 1) compensation expense for all share-based awards granted prior to, but not yet vested as of February 3, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and 2) compensation expense for all share-based awards granted on or after February 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For share-based awards granted prior to February 3, 2006, compensation expense was recognized using the accelerated amortization method. Upon the adoption of SFAS No. 123(R), the Company elected to begin recognizing compensation expense using the straight-line amortization method for share-based awards granted on or after February 3, 2006. In accordance with the modified-prospective transition method, results for prior periods have not been restated and all of the Company’s stock-based incentive plans are considered equity plans under SFAS No. 123(R). The effect of adopting SFAS No. 123(R) was an additional pretax expense of $6 ($0.01 per basic and diluted share, net of tax) recognized in the Company’s Condensed Consolidated Earnings Statement for the 13 weeks ended May 4, 2006.
For share-based awards granted prior to the adoption of SFAS No. 123(R), compensation expense was calculated over the stated vesting periods, regardless of whether certain employees will become retirement-eligible during the respective vesting periods. Upon the adoption of SFAS No. 123(R), the Company will continue this method of recognizing compensation expense for those awards granted prior to the adoption of SFAS No. 123(R). However, for awards granted on or after February 3, 2006, the Company will recognize expense over the shorter of the vesting period or the period until employees become retirement-eligible.
Stock Options: Generally, options are granted with an exercise price at not less than 100% of the closing market price on the date of the grant. The Company’s stock options generally become exercisable either in installments of 20% per year on each of the first through fifth anniversaries of the grant date or vest 100% on the third anniversary of the grant date and have a maximum term of seven to 10 years. With the exception of stock options granted to non-employee directors (which are fully vested on the date of grant), all outstanding stock options fully vest on a “Change in Control” (as defined in the associated award agreement and plan) of the Company. Accordingly, upon a successful consummation of the Transactions (see Note 1 – The Company and Significant Accounting Policies), all nonvested stock options will fully vest.
Stock option activity for the 13 weeks ended May 4, 2006, was as follows:

			Weighted
		Weighted	Average
	Shares under	Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	(thousands)	Price	Term	Value

Outstanding at February 2, 2006	34,395	$28.30	5.8	$65
Granted	459	25.34
Exercised	(1,345)	21.75
Forfeited / Expired	(1,421)	32.79

Outstanding at May 4, 2006	32,088	$28.33	6.0	$62

Vested and expected to vest in the future at May 4, 2006	30,805	$28.33	6.0	$59

Exercisable at May 4, 2006	20,451	$31.43	4.9	$28
The weighted average grant date fair value of stock options granted during the 13 weeks ended May 4, 2006 and May 5, 2005 was $7.62 and $6.66, respectively. The total intrinsic value of stock options exercised during the 13 weeks ended May 4, 2006 and May 5, 2005 was $5 and $0, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for stock options exercised) or at May 4, 2006 (for outstanding stock options) less the applicable exercise price.
To calculate the fair value of stock options, the Company uses the Black-Scholes option pricing model. The significant weighted average assumptions relating to the valuation of the Company’s stock options for the 13-week periods ended May 4, 2006 and May 5, 2005 were as follows:

	13 Weeks Ended
	May 4, 2006	May 5, 2005

Dividend yield	2.26%	3.39%
Volatility rate	30.50%	37.60%
Risk-free interest rate	4.92%	4.00%
Expected option life (years)	4 - 8	4 - 8
Stock Units: Deferred and deferrable stock units with dividend equivalents paid in cash, if and when dividends are paid to stockholders, have been awarded under the 2004 Plan and prior plans to key employees of the Company. Deferred stock units with reinvested dividend equivalents have been awarded to non-employee members of the Company’s Board of Directors. With the exception of stock units granted to non-employee directors (which are fully vested on the date of grant) and 942,200 stock units granted in January 2006, all outstanding stock units fully vest on a “Change in Control” (as defined in the associated award agreement and plan) of the Company. Accordingly, upon a successful consummation of the Transactions (see Note 1 – The Company and Significant Accounting Policies), all nonvested stock units will fully vest except for the stock units granted in January 2006 (which become exercisable in installments of 25% per year on each of the first through fourth anniversaries of the grant date).
Stock unit activity for the 13 weeks ended May 4, 2006, was as follows:

		Weighted Average
	Stock Units	Grant Date Fair
	(thousands)	Value

Outstanding and nonvested at February 2, 2006	5,279	$23.09
Granted	140	25.34
Vested	(75)	23.26
Forfeited	(178)	21.50

Outstanding and nonvested at May 4, 2006	5,166	$23.12

There were approximately 732,000 stock units that vested in the 13 weeks ended May 5, 2005, with an average vesting-date fair value of $15.
Compensation Expense: The components of pretax stock-based compensation expense (included primarily in Selling, general and administrative expenses in the Condensed Consolidated Earnings Statement) and related tax benefits were as follows:

	13 Weeks Ended
	May 4,	May 5,
	2006	2005

Stock options	$6	$—
Stock units	7	5
Tax benefits	(5)	(2)

	$8	$3

The Company realized excess tax benefits of $2 related to tax deductions in excess of compensation expense recognized in the Condensed Consolidated Earnings Statements from the exercise of stock options and the vesting of stock units during the 13 weeks ended May 4, 2006. This amount is included in Proceeds from stock options exercised in Cash flows from financing activities in the Condensed Consolidated Cash Flow Statement.
Unrecognized Compensation Expense: As of May 4, 2006, there was $107 of unrecognized compensation expense related to nonvested share-based awards granted under the Company’s share-based compensation plans, of which $39 relates to stock options and $68 relates to stock unit awards. Absent a change in control event that causes acceleration in vesting (see Note 1 – The Company and Significant Accounting Policies), these awards are expected to be charged to expense over a weighted-average remaining vesting period of approximately 3.4 years. As of May 4, 2006, the future expense associated with the share-based awards that do not fully vest upon a change in control event is $19.

Pro Forma Compensation Expense: Had compensation expense for the 13 weeks ended May 5, 2005 been determined based on the fair value at the grant dates for share-based awards, consistent with SFAS No. 123(R), net income, basic earnings per share, and diluted earnings per share would have been as follows:

13 Weeks Ended
May 5, 2005

Net earnings as reported	$100
Add: Share-based compensation expense included in reported Net earnings, net of related tax effects	3
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9)

Pro forma net earnings	$94

Basic earnings per share:
As reported	$0.27
Pro forma	0.25
Diluted earnings per share:
As reported	$0.27
Pro forma	0.25

NOTE 11 – SUBSEQUENT EVENT
On May 30, 2006, a significant condition to the closing of the Transactions was satisfied as the stockholders of the Company and the stockholders of Supervalu voted to approve the Transactions (see Note 1 – The Company and Significant Accounting Policies). Following the stockholder votes, Moody's Investors Services, Inc. lowered its long-term debt ratings on the Company from “Ba3” to “B2” with a stable outlook. The Transactions, which are subject to customary closing conditions, are expected to close in early June 2006.
The successful consummation of the Transactions will cause New Albertson’s, Inc., as successor to the Company, to incur certain expenses, including the immediate vesting of most stock-based compensation awards and contingent fees payable to certain of the Company’s financial advisors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Albertson’s, Inc.
Boise, Idaho
We have reviewed the accompanying condensed consolidated balance sheet of Albertson’s, Inc. and subsidiaries (“Albertsons”) as of May 4, 2006, and the related condensed consolidated earnings statements and cash flow statements for the thirteen-week periods ended May 4, 2006 and May 5, 2005. These interim financial statements are the responsibility of Albertsons’ management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the PCAOB, the consolidated balance sheet of Albertsons as of February 2, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flow for the year then ended (not presented herein); and in our report dated March 28, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
May 31, 2006

NEW ALBERTSON’S, INC.
(a wholly owned subsidiary of Albertson’s, Inc.)
CONSOLIDATED EARNINGS STATEMENT
(Unaudited)

13 Weeks Ended
(In dollars)	May 4, 2006

Sales	$—
Cost of sales	—

Gross profit	—

Selling, general and administrative expenses	1,281,747

Operating loss	(1,281,747)

Interest, net	—

Loss from operations before income taxes	(1,281,747)
Income tax expense	—

Net loss	$(1,281,747)

See Notes to Consolidated Financial Statements

NEW ALBERTSON’S, INC.
(a wholly owned subsidiary of Albertson’s, Inc.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 4,	February 2,
(In dollars)	2006	2006

ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER’S EQUITY

Total Liabilities	$—	$—

Stockholder’s Equity:
Common stock – $.01 par value; authorized – 1,000 shares; issued – 100 shares	1	1
Subscription receivable	(1)	(1)
Capital in excess of par	1,281,747	—
Retained deficit	(1,281,747)	—

Total Stockholder’s Equity	—	—

Total Liabilities and Stockholder’s Equity	$—	$—

See Notes to Consolidated Financial Statements

NEW ALBERTSON’S, INC.
(a wholly owned subsidiary of Albertson’s, Inc.)
CONSOLIDATED CASH FLOW STATEMENT
(Unaudited)

13 Weeks Ended
(In dollars)	May 4, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,281,747)

Net cash used in operating activities	(1,281,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from parent	1,281,747

Net cash provided by financing activities	1,281,747

Net change in cash and cash equivalents	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

See Notes to Consolidated Financial Statements

NEW ALBERTSON’S, INC.
(a wholly owned subsidiary of Albertson’s, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In dollars)
NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION
Business Description and Basis of Presentation
New Albertson’s, Inc. (“New Albertsons” and formerly, New Aloha Corporation) was incorporated on December 20, 2005 under the laws of the State of Delaware and is a wholly owned subsidiary of Albertson’s, Inc. (“Albertsons”). New Albertsons was formed to facilitate the series of transactions as described below under Note 2 – Definitive Agreement to Sell Albertsons, whereby Albertsons will become a wholly owned subsidiary of New Albertsons and upon completion of these transactions, New Albertsons will become a wholly owned subsidiary of SUPERVALU INC. (“Supervalu”). Effective April 10, 2006, New Aloha Corporation changed its name to New Albertson’s, Inc.
The accompanying unaudited consolidated financial statements include the results of operations and financial position of New Albertsons and also include the consolidation of its wholly owned and newly formed sole subsidiary, New Diamond Sub, Inc. (“New Diamond Sub”). In the 13 weeks ended May 4, 2006, Albertsons paid $1,281,747 of expenses on behalf of New Albertsons. These amounts have been reflected in the Consolidated Earnings Statement and were recognized as a capital contribution from Albertsons in the Consolidated Balance Sheets. All material intercompany balances have been eliminated.
Fiscal Year End
New Albertsons’ fiscal year ends on the Thursday nearest to January 31. As a result, New Albertsons’ fiscal year will include a 53rd week every five to six years.
NOTE 2 – DEFINITIVE AGREEMENT TO SELL ALBERTSONS
On January 22, 2006, Albertsons entered into a series of agreements (the “Agreements”) providing for the sale of Albertsons to Supervalu, CVS Corporation (“CVS”) and a consortium of investors including Cerberus Capital Management, L.P., Kimco Realty Corporation, Lubert-Adler Management, Inc., Klaff Realty, L.P. and Schottenstein Stores Corporation (the “Cerberus Group”). As a result of a series of transactions provided for under the Agreements (the “Transactions”), Albertson’s stockholders will ultimately be entitled to receive $20.35 in cash and 0.182 shares of Supervalu common stock for each share of Albertsons’ common stock that they held before the Transactions.
The Transactions are subject to approval by Albertsons’ stockholders and Supervalu’s stockholders (see Note 3 – Subsequent Event) and the satisfaction or waiver of other customary closing conditions. On March 13, 2006, the pre-merger waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the Transactions expired, without the Federal Trade Commission or the Antitrust Division of the U.S. Department of Justice imposing any conditions or restrictions on the consummation of the Transactions. The Transactions are currently anticipated to be completed in early June 2006, but the completion of the Transactions could be delayed if, among other things, the necessary approvals are not obtained by that time.
If the conditions to the closing of the Transactions are satisfied or waived, the following sequence of steps, which the parties intend to carry out substantially simultaneously, will take place:
•	First, Albertsons will become a subsidiary of New Albertsons. This will be effected by a merger of New Diamond Sub into Albertsons. In this transaction (the “Reorganization Merger”), stockholders of Albertsons will receive one share of New Albertsons common stock in exchange for each share of Albertsons common stock that they hold.

•	After the Reorganization Merger, Albertsons will be converted to a limited liability company (“Albertsons LLC”), and a series of reorganization transactions will occur. The result of these transactions (the “Albertsons Reorganization”) will be that Albertsons LLC and its subsidiaries will hold substantially all of the assets of Albertsons’ historical stand-alone drug store and non-core supermarket businesses, and certain liabilities of Albertsons’ historical business, while New Albertsons and its other subsidiaries will hold substantially all of the assets and liabilities of Albertsons’ core supermarket business (the “Core Business”).

•	After the Albertsons Reorganization, CVS will purchase substantially all of the assets and assume specified liabilities of the stand-alone drug store business from New Albertsons, Albertsons LLC and certain of their subsidiaries (the “Stand-alone Drug Sale”).

•	Concurrently with the Stand-alone Drug Sale, the Cerberus Group, via AB Acquisition LLC, a newly formed entity owned by the Cerberus Group, will purchase substantially all of Albertsons’ non-core supermarket business (the “Non-Core Business”), including the equity interests in Albertsons LLC, and will assume certain liabilities related to the Non-Core Business.

•	Finally, Emerald Acquisition Sub, Inc., a wholly owned subsidiary of Supervalu, will merge into New Albertsons. In this merger, New Albertsons will become a wholly owned subsidiary of Supervalu, and each outstanding share of New Albertsons common stock will be converted into the right to receive $20.35 in cash and 0.182 shares of Supervalu common stock.
After the completion of the Transactions, New Albertsons, which will then hold only the Core Business, will be a wholly owned subsidiary of Supervalu.
NOTE 3 – SUBSEQUENT EVENT
On May 30, 2006, a significant condition to the closing of the Transactions was satisfied as the stockholders of the Company and the stockholders of Supervalu voted to approve the Transactions (see Note 1 – The Company and Significant Accounting Policies). The Transactions, which are subject to customary closing conditions, are expected to close in early June 2006.
The successful consummation of the Transactions will cause New Albertsons, as successor to the Company, to incur certain expenses, including the immediate vesting of most stock-based compensation awards and contingent fees payable to certain of Albertson’s financial advisors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of New Albertson’s, Inc.
Boise, Idaho
We have reviewed the accompanying consolidated balance sheet of New Albertson’s, Inc. and subsidiary (“New Albertsons” and formerly New Aloha Corporation) as of May 4, 2006, and the related consolidated earnings statement and cash flow statement for the thirteen-week period ended May 4, 2006. These interim financial statements are the responsibility of New Albertsons’ management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
May 31, 2006

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Definitive Agreement to Sell the Company
On January 22, 2006, Albertson’s, Inc. (“Albertsons” or the “Company”) entered into a series of agreements (the “Agreements”) providing for the sale of Albertsons to SUPERVALU INC. (“Supervalu”), CVS Corporation (“CVS”) and a consortium of investors including Cerberus Capital Management, L.P., Kimco Realty Corporation, Lubert-Adler Management, Inc., Klaff Realty, L.P. and Schottenstein Stores Corporation (the “Cerberus Group”). As a result of a series of transactions provided for under the Agreements (the “Transactions”), Albertsons’ stockholders will ultimately be entitled to receive $20.35 in cash and 0.182 shares of Supervalu common stock for each share of Albertsons’ common stock that they held before the Transactions.
The Transactions are subject to approval by Albertsons’ stockholders and Supervalu’s stockholders (see “Subsequent Event” below) and the satisfaction or waiver of other customary closing conditions. On March 13, 2006, the pre-merger waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the Transactions expired, without the Federal Trade Commission or the Antitrust Division of the U.S. Department of Justice imposing any conditions or restrictions on the consummation of the Transactions. The Transactions are currently anticipated to be completed in early June 2006, but the completion of the Transactions could be delayed if, among other things, all necessary approvals are not obtained by that time. The Company may be required to pay to Supervalu a termination fee of $276 if the merger agreement is terminated under specified circumstances.
If the conditions to the closing of the Transactions are satisfied or waived, the following sequence of steps, which the parties intend to carry out substantially simultaneously, will take place:
•	First, Albertsons will become a subsidiary of New Albertson’s, Inc. (“New Albertsons” and formerly, New Aloha Corporation). This will be effected by the merger of a wholly owned subsidiary of New Albertsons (“New Diamond Sub”) into Albertsons. In this transaction (the “Reorganization Merger”), stockholders of Albertsons will receive one share of New Albertsons common stock in exchange for each share of Albertsons common stock that they hold. New Albertsons was incorporated on December 20, 2005 under the laws of the State of Delaware and is a wholly owned subsidiary of Albertsons. New Albertsons was formed to facilitate the series of transactions described herein, whereby Albertsons will become a wholly owned subsidiary of New Albertsons and upon completion of the transactions, New Albertsons will become a wholly owned subsidiary of Supervalu.

•	After the Reorganization Merger, Albertsons will be converted to a limited liability company (“Albertsons LLC”), and a series of reorganization transactions will occur. The result of these transactions (the “Albertsons Reorganization”) will be that Albertsons LLC and its subsidiaries will hold substantially all of the assets of Albertsons’ historical stand-alone drug store and non-core supermarket businesses, and certain liabilities of Albertsons’ historical business, while New Albertsons and its other subsidiaries will hold substantially all of the assets and liabilities of Albertsons’ core supermarket business (the “Core Business”).

•	After the Albertsons Reorganization, CVS will purchase substantially all of the assets and assume specified liabilities of the stand-alone drug store business from New Albertsons, Albertsons LLC and certain of their subsidiaries (the “Stand-alone Drug Sale”).

•	Concurrently with the Stand-alone Drug Sale, the Cerberus Group, via AB Acquisition LLC, a newly formed entity owned by the Cerberus Group, will purchase substantially all of Albertsons’ non-core supermarket business (the “Non-Core Business”), including the equity interests in Albertsons LLC, and will assume certain liabilities related to the Non-Core Business.

•	Finally, Emerald Acquisition Sub, Inc., a wholly owned subsidiary of Supervalu, will merge into New Albertsons. In this merger, New Albertsons will become a wholly owned subsidiary of Supervalu, and each outstanding share of New Albertsons common stock will be converted into the right to receive $20.35 in cash and 0.182 shares of Supervalu common stock.
After the completion of the Transactions, New Albertsons, which will then hold only the Core Business, will be a wholly owned subsidiary of Supervalu.

A variety of factors have impacted the comparability of the Company’s results of operations for the 13-week periods ended May 4, 2006 and May 5, 2005, as more fully described below.
Pension Plan Curtailment
On May 3, 2006, the Management Development/Compensation Committee of the Board of Directors of the Company authorized amendments to the Albertsons Employees Corporate Pension Plan, Albertsons Executive Pension Makeup Plan and the Shaw’s Retirement Account Plan (the “Plans”). As a result of these amendments, effective as of May 28, 2006, no person will become eligible to participate in the Plans on or following the effective date and all future benefit accruals under the Plans shall cease. Also, as a result of these amendments, each Plan participant’s unvested account balance under the Plans will become fully vested as of May 28, 2006. This resulted in the recognition of a $47 pretax curtailment gain ($0.08 per diluted share, net of tax) in the 13 weeks ended May 4, 2006 that is included in Selling, general and administrative expense in the Condensed Consolidated Earnings Statement.
Subsequent Event
On May 30, 2006, a significant condition to the closing of the Transactions was satisfied as the stockholders of the Company and the stockholders of Supervalu voted to approve the Transactions (see Note 1 – The Company and Significant Accounting Policies). Following the stockholder votes, Moody's Investors Services, Inc. lowered its long-term debt ratings on the Company from “Ba3” to “B2” with a stable outlook. The Transactions, which are subject to customary closing conditions, are expected to close in early June 2006.
The successful consummation of the Transactions will cause New Albertsons, as successor to the Company, to incur certain expenses, including the immediate vesting of most stock-based compensation awards and contingent fees payable to certain of the Company’s financial advisors.
Results of Operations of Albertson’s, Inc.
13-Week Period Ended May 4, 2006
Sales were $9,940 for the 13-week period ended May 4, 2006, essentially flat with sales of $9,993 for the 13-week period ended May 5, 2005. Management estimates that overall inflation in the cost of the products the Company sells was approximately 1.0% in the 12 months ended May 4, 2006.
Identical store sales decreased 0.2% for the 13 weeks ended May 4, 2006 compared to the 13 weeks ended May 5, 2005. Identical stores are defined as stores that have been in operation for both full periods. Comparable store sales, which use the same store base as the identical store sales computation but includes sales at replacement stores, decreased by 0.1% for the 13 weeks ended May 4, 2006 compared to the 13 weeks ended May 5, 2005. The decrease in identical store sales and comparable store sales was primarily due to competitive pressures the Company experienced during the period, partially offset by higher fuel sales.
During the 13 weeks ended May 4, 2006, the Company, through its divisions and subsidiaries, opened five combination food and drug stores, two stand-alone drugstores, and one Bristol Farms store, while closing nine combination food and drug stores, six conventional stores and three stand-alone drugstores.
Gross profit, as a percent to sales, for the 13 weeks ended May 4, 2006 increased 49 basis points as compared to the 13 weeks ended May 5, 2005 as a result of successes in the use of new pricing optimization software, retail shrink reduction and supply chain expense reduction initiatives.
Selling, general and administrative expenses, as a percent to sales, decreased to 24.8% for the 13 weeks ended May 4, 2006, as compared to 25.2% for the 13 weeks ended May 5, 2005. This decrease was primarily due to a pretax gain of $47 on pension plan curtailments ($0.08 per diluted share, net of tax) as described above, net gains on the sales of fixed assets and lower workers’ compensation expenses, partially offset by costs associated with the definitive agreements to sell the Company and stock option expense associated with the Company’s adoption of SFAS No. 123(R).
Net interest expense decreased to $119 for the 13 weeks ended May 4, 2006 as compared to $132 for the 13 weeks ended May 5, 2005. This decrease was primarily attributable to an increase in interest income resulting from higher invested cash balances during the 13 weeks ended May 4, 2006, lower debt balances in the 13 weeks ended May 4, 2006 and higher interest expense recognized during the 13 weeks ended May 5, 2005 related to a tax contingency.
The Company’s effective tax rate from continuing operations for the 13 weeks ended May 4, 2006 was 36.8% as compared to 33.8% for the 13 weeks ended May 5, 2005. The effective tax rate for the 13 weeks ended May 4, 2006 reflects a $4 reduction of previously recorded reserves resulting from the settlement of certain state income tax liabilities during the period. The effective tax rate for the 13 weeks ended May 5, 2005 reflects a net $8 reduction of previously recorded reserves resulting from a revision of the required reserves.

Net earnings from continuing operations were $166, or $0.44 per diluted share, for the 13 weeks ended May 4, 2006 compared to $107, or $0.29 per diluted share, for the 13 weeks ended May 5, 2005. This increase was primarily due to gains from pension plan curtailments, net gains on the sales of fixed assets, successes in the use of new pricing optimization software, retail shrink reduction and supply chain expense reduction initiatives.
Effective February 3, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. SFAS No. 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s adoption of SFAS 123(R) resulted in additional compensation expense of $6 ($0.01 per basic and diluted share, net of tax) in the 13 weeks ended May 4, 2006 and, if the Transactions are not consummated, the Company expects a similar amount of incremental expense in future periods. Total compensation cost related to unvested share-based awards not yet recognized is $107. As of May 4, 2006, the future expense associated with the share-based awards that do not fully vest upon a change in control event is $19. Absent a change in control event (see “Definitive Agreement to Sell the Company” above), these awards are expected to be charged to expense over a weighted-average remaining vesting period of approximately 3.4 years.
Results of Operations of New Albertson’s, Inc.
New Albertsons is a wholly owned subsidiary of the Company, formed to facilitate the Transactions. New Albertsons conducted no business operations during the 13-week period ended May 4, 2006. Selling, general and administrative expenses of New Albertsons recognized in the 13 weeks ended May 4, 2006 consisted of costs to register with the Securities and Exchange Commission the New Albertsons common stock issuable in the Reorganization Merger, and fees paid to its independent registered public accountants.
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006.
Liquidity and Capital Resources
Net cash provided by operating activities during the 13 weeks ended May 4, 2006 was $338 compared to $309 for the same period in the prior year. This increase was primarily due to higher earnings and an increase in taxes payable during the 13 weeks ended May 4, 2006, as compared to the same period in the prior year. These sources of cash were partially offset by a decrease in accounts payable and pension liabilities.
Net cash used in investing activities during the 13 weeks ended May 4, 2006 decreased to $116 compared to $123 for the same period in the prior year. This decrease was primarily the result of lower proceeds from disposals of land, building and equipment, in addition to lower capital expenditures in the 13 weeks ended May 4, 2006. The amount of the Company’s capital expenditures for 2006 will be dependent on the completion of the Transactions.
Net cash used in financing activities during the 13-week period ended May 4, 2006 was $48 as compared to $213 during the 13-week period ended May 5, 2005. The decrease was due primarily to the repayment of commercial paper borrowings during the 13-week period ended May 5, 2005 compared to no commercial paper activity in the 13-week period ended May 4, 2006.
The Company utilizes its commercial paper and bank line programs primarily to supplement cash requirements for seasonal fluctuations in working capital and to fund its capital expenditure program. Accordingly, commercial paper and bank line borrowings will fluctuate between reporting periods.
As of May 4, 2006, the Company had three revolving credit facilities totaling $1,400. The first agreement, a five-year facility with total availability of $900, will expire in June 2009. The second agreement, a five-year facility with total availability of $100, will expire in July 2009. The third agreement, a revolving credit facility with total availability of $400, will expire in June 2010. The Company’s commercial paper program is backed by all three of these credit facilities. All of the agreements contain two financial covenants: 1) a minimum fixed charge coverage ratio and 2) a maximum consolidated leverage ratio, each as defined in the credit facilities. Under these facilities, the fixed charge coverage ratio shall not be less than 2.6 to 1 through April 30, 2006 and 2.7 to 1 thereafter. The consolidated leverage ratio shall not exceed 4.5 to 1 through April 30, 2006, 4.25 to 1 through April 30, 2007, and 4.0 to 1 thereafter. As of May 4, 2006, the Company was in compliance with these requirements. If the Transactions are consummated, each of these facilities will be terminated by the Company. The Company had no outstanding commercial paper borrowings at May 4, 2006 and February 2, 2006.

In May 2004 the Company completed a public offering registered with the Securities and Exchange Commission of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an over-allotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes is initially pledged to secure the Corporate Unit holder’s obligation to purchase Company common stock under the related purchase contract. The holders of the Corporate Units may elect to substitute the senior notes with zero-coupon U.S. treasury securities that mature on May 15, 2007 having a principal amount at maturity equal to the aggregate principal amount of the senior notes to secure the purchase contracts. The senior notes bear an annual interest rate of 3.75%. In the first half of 2007 the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase common stock under the related purchase contract. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contract in a noncash transaction. The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars. Subsequent to a successful remarketing, the senior notes will remain outstanding and the Company will settle its obligations on the maturity date of the senior notes in February 2009 or February 2010.
Upon consummation of the Transactions described above, the Corporate Units would become the obligations of New Albertsons which is to become the successor company to Albertsons and, at closing of the Transactions, a wholly owned subsidiary of Supervalu pursuant to the Transactions. In connection with the Transactions, the holders of the Corporate Units will have an option to early settle their purchase contract obligations at the settlement rate then in effect (rather than the settlement rate that would result in the minimum amount of property being received). The early settlement option would expire on the deadline provided for in a notice that would be sent to the holders within five business days after the closing of the Transactions and which early settlement date must be no earlier than ten days and no later than twenty days after the notice.
If the holders of the Corporate Units do not elect to early settle their purchase contracts in connection with the Transactions, the holders may continue to hold their Corporate Units and settle their purchase contract obligations at the purchase contract settlement date of May 16, 2007 and receive cash and Supervalu common stock in an amount determined by the settlement rate then in effect. If the holders of the Corporate Units elect to early settle their purchase contract obligations in connection with the Transactions, the holders will receive cash and Supervalu common stock in an amount determined by the settlement rate in effect at the closing of the Transactions. Under the early settlement option, the holders do not have the option to surrender the senior notes comprising part of their Corporate Units in satisfaction of their purchase contract obligations and must deliver cash payments payable in immediately available funds to early settle their purchase contract obligations.
In 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission, under which $2,400 of debt securities remain available for issuance as of May 4, 2006. However, there can be no assurance that the Company will be able to issue debt securities under this registration statement at terms acceptable to the Company.
Following the Company’s announcement in September 2005 of its pursuit of strategic alternatives, Moody’s Investors Services, Inc. (“Moody’s”), Fitch, Inc. (“Fitch”), and Standard & Poor’s Rating Services (“Standard & Poor’s”) put the Company’s debt ratings on “credit watch” with negative implications. In the 13 weeks ended May 4, 2006, Moody’s lowered its long-term debt ratings on the Company to “Ba3” from “Baa3” and its short-term debt ratings on the Company to “Not Prime” from “P-3.” Additionally, Fitch lowered its long-term debt ratings on the Company to “BB-” from “BBB” and its short-term debt ratings on the Company to “NR” from “F-2.” As of the date hereof, Standard & Poor’s continues to rate the Company’s long-term debt at “BBB-” and the Company’s short-term debt at “A-3.” On May 30, 2006 following the approval of the Transactions by the stockholders of the Company and the stockholders of Supervalu, Moody’s further lowered its long-term debt ratings on the Company from “Ba3” to “B2” with a stable outlook. The Company is not subject to any credit rating downgrade triggers that would accelerate repayment in the Company’s fixed-term debt portfolio. As of the date hereof, the downgrades in the Company’s credit ratings have not affected the Company’s ability to borrow amounts under the revolving credit facilities, although if borrowings were necessary, the related costs would increase. The downgrades of the Company’s debt ratings have limited the Company’s access to the commercial paper markets. If borrowings were necessary, they would likely be in smaller amounts, shorter durations and at an increased cost. If needed, the Company could seek alternative sources of funding, including the issuance of notes up to $2,400 under the 2001 registration statement. In addition, at May 4, 2006, up to $1,400 could be drawn upon from the Company’s revolving credit facilities. As of May 5, 2006, the Company has no commercial paper outstanding and no borrowings outstanding under its revolving credit facilities. The revolving credit facilities will be terminated upon consummation of the Transactions.
The successful consummation of the Transactions (see “Definitive Agreement to Sell the Company” above) will cause the Company to incur certain additional expenses (see “Subsequent Event” above). Additionally, the operating results of New Albertsons will no longer include the operations of the stand-alone drug store and non-core supermarket businesses of the Company.

Insurance Contingencies
The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of May 4, 2006, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Pension Plan / Health and Welfare Plan Contingencies
The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. The Company contributed $33 to these plans in the 13 weeks ended May 4, 2006 and contributed $130 and $115 to these plans in the fiscal years 2005 and 2004, respectively. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, return on the assets held in the plans, actions taken by trustees who manage the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market or another employer withdraws from a plan without provision for their share of pension liability. Many recently completed labor negotiations have positively affected the Company’s future contributions to these plans.
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
Contractual Obligations and Guarantees
For information on contractual obligations and guarantees, see the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006. As of May 4, 2006, there have been no material changes regarding the Company’s contractual obligations outside the ordinary course of business or material changes to guarantees from the information disclosed in the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006.
Commercial Commitments
The Company had outstanding letters of credit of $116 as of May 4, 2006, which were issued under separate agreements with multiple financial institutions. These agreements are not associated with the Company’s credit facilities. Of the outstanding letters of credit as of May 4, 2006, $113 represented standby letters of credit covering workers’ compensation and performance obligations. The remaining $3 was commercial letters of credit supporting the Company’s merchandise import program. As of May 4, 2006, the Company paid issuance fees averaging 0.52% of the outstanding letter of credit balance.
Off-Balance Sheet Arrangements
At May 4, 2006, the Company had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States. Investments that were accounted for under the equity method at May 4, 2006 had no liabilities associated with them that were guaranteed by or that would be considered material to the Company. Accordingly, the Company does not have any off-balance sheet arrangements with unconsolidated entities.
Related Party Transactions
There were no material related party transactions during the 13 weeks ended May 4, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006.
Item 4. Controls and Procedures
Albertson’s, Inc.
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of May 4, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
In the first quarter of 2006, the Company continued its implementation of the PeopleSoft Human Capital Management system. The Company plans to continue the roll-out through fiscal 2006. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal controls during this period of change.
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
New Albertson’s, Inc.
Since its formation, New Albertsons has not conducted any activities other than those incident to its formation, the preparation of the Agreements and related proxy statement/prospectus and the filing of the registration statement in connection with the Transactions. Disclosure controls and procedures have been designed consistent with its current non-operational status.
Management of New Albertsons, including the Chief Executive Officer and the Chief Financial Officer of New Albertsons, have evaluated the effectiveness of New Albertsons’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of May 4, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that New Albertsons’ disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by New Albertsons in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
There were no changes in New Albertsons’ internal control over financial reporting that occurred during New Albertsons’ most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, New Albertsons’ internal control over financial reporting.

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
Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking information include the Company’s ability to complete the pending sale of the Company; changes in consumer spending; actions taken by new or existing competitors (including nontraditional competitors), particularly those intended to improve their market share (such as pricing and promotional activities); labor negotiations; adverse determinations with respect to, or the need to increase reserves for, litigation, taxes or other claims (including environmental matters); financial difficulties experienced by third-party insurance providers; employee benefit costs; the Company’s ability to recruit, retain and develop employees; the Company’s ability to develop new stores or complete remodels as rapidly as planned; the Company’s ability to implement new technology successfully; stability of product costs; the Company’s ability to integrate the operations of and realize synergies from acquired or merged companies; the Company’s ability to execute its restructuring plans; the Company’s ability to achieve its five strategic imperatives; the factors listed in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2006; and other factors affecting the Company’s business in or beyond the Company’s control. These other factors include changes in the rate of inflation; changes in state or federal legislation or regulation; the cost and stability of energy sources; the continued safety of the products the Company sells; changes in the general economy; changes in interest rates; and the occurrence of natural disasters.
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
On January 24, 2006, a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the Agreements entered into in connection with the Transactions. Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. In connection with executing the memorandum of understanding, which remains subject to definitive documentation and the approval of the Court, Albertsons filed a Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to the Company’s entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning the Company’s stock repurchases during the 13 weeks ended May 4, 2006 (dollars in millions except per share data):
Issuer Purchases of Equity Securities

			Total Number Of	Maximum Number
			Shares (Or	(Or Approximate
			Units) Purchased	Dollar Value) Of
			As Part Of	Shares (Or Units)
	Total Number		Publicly	That May Yet Be
	of Shares (Or	Average Price	Announced	Purchased Under
	Units)	Paid Per Share	Plans Or	The Plans Or
Period	Purchased	(Or Unit)	Programs	Programs
February 3 – February 28, 2006	2,740 (1)	$25.74	—	—
March 1 – March 31, 2006	14,419 (1)	25.37	—	—
April 1 – May 4, 2006	18,587 (1)	25.33	—	—

(1)	Represents shares surrendered or deemed surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of stock units under employee stock based compensation plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
The Company previously reported its intention, upon or prior to the occurrence of a change in control event, to combine the assets of certain revocable and irrevocable grantor trusts into a single master trust. The grantor trusts exist to support various non-qualified benefit plans maintained by the Company. The Company has decided not to implement the master trust, but rather to continue maintaining each trust independently, in accordance with its terms.

Item 6. Exhibits
3.01	Certificate of Incorporation of New Albertson’s, Inc. (f/k/a New Aloha Corporation) is incorporated herein by reference to Exhibit 3.01 of Form S-4 (Registration No. 333-132397) filed with the SEC on April 18, 2006.

3.02	By-Laws of New Albertson’s, Inc. (f/k/a New Aloha Corporation) is incorporated herein by reference to Exhibit 3.02 of Form S-4 (Registration No. 333-132397) filed with the SEC on April 18, 2006.

10.4.2	Amendment No. 2 to Employment Agreement between the Company and Lawrence R. Johnston*

10.6.5	Amendment to Executive Deferred Compensation Plan*

10.10.5	Amendment to 2000 Deferred Compensation Plan*

10.13.8	Second Amendment to Executive Pension Makeup Plan*

10.13.9	Third Amendment to Executive Pension Makeup Plan*

10.14.3	Amendment to Executive ASRE Makeup Plan*

10.15.4	Amendment to Senior Executive Deferred Compensation Plan*

10.20.7	Amendment to 1990 Deferred Compensation Plan*

10.21.5	Amendment to Non-Employee Director’s Deferred Compensation Plan*

10.30.2	Amendment to American Stores Company Supplemental Executive Retirement Plan*

10.43.1	Form of Amendment to Change of Control Severance Agreement for Executive Vice Presidents*

10.44.1	Form of Amendment to Change of Control Severance Agreement for Senior Vice Presidents and Group Vice Presidents*

10.45.1	Form of Amendment to Change of Control Severance Agreement for Vice Presidents*

10.47.1	Amendment No. 1 to Long-Term Incentive Plan*

10.48.1	Form of Director and Officer Indemnification Agreement*

10.49	Form of Officer Indemnification Agreement*

10.62.1	Amendment No. 1 to Change in Control Severance Benefit Trust*

10.64	RSU Trust*

10.65	Amendment to Albertson’s, Inc. 2005 Deferred Compensation Plan*

15.01	Letter re: Unaudited Interim Financial Statements of Albertson’s, Inc.

31.1	Certification of CEO Regarding Albertson’s, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Regarding Albertson’s, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CEO Regarding New Albertson’s, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of CFO Regarding New Albertson’s, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Regarding Albertson’s, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Regarding New Albertson’s, Inc.

*	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTSON’S, INC.
(Registrant)

Date: May 31, 2006	/s/ Felicia D. Thornton Felicia D. Thornton
Executive Vice President
and Chief Financial Officer